Form 10-Q
period 2019-03-31
Dow Inc.; DOW CHEMICAL CO /DE/
filed 2019-05-03
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001-38646	Dow Inc.	Delaware	30-1128146
2211 H.H. Dow Way, Midland, MI 48674
(989) 636-1000
001-03433	The Dow Chemical Company	Delaware	38-1285128
2211 H.H. Dow Way, Midland, MI 48674
(989) 636-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Dow Inc. ☑   Yes    ☐  No
The Dow Chemical Company ☑   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Dow Inc. ☑   Yes    ☐  No
The Dow Chemical Company ☑   Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Dow Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
The Dow Chemical Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Dow Inc. ☐
The Dow Chemical Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Dow Inc. ☐   Yes    ☑  No
The Dow Chemical Company ☐   Yes    ☑  No
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Dow Inc.	Common Stock, par value $0.01 per share	DOW	New York Stock Exchange
At April 30, 2019, Dow Inc. had 748,824,164 shares of common stock outstanding. At April 30, 2019, The Dow Chemical Company had 100 shares of common stock outstanding, all of which were held by the registrant’s parent, Dow Inc.
This filing is a reduced disclosure format for The Dow Chemical Company as it meets the conditions set forth in General Instruction H(l)(a) and (b) for Form 10-Q.

Dow Inc.
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2019

Dow Inc. The Dow Chemical Company and Subsidiaries

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, is a combined report being filed separately by Dow Inc. and The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., "Dow"). Each of Dow Inc. and TDCC is filing information included in this report on its own behalf and neither company makes any representation as to information relating to the other company.

Background
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries (“DuPont”) each merged with subsidiaries of DowDuPont Inc. (“DowDuPont”) and, as a result, TDCC and DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business.

As a result of Dow Inc.'s Registration Statement on Form 10 becoming effective on March 12, 2019 with the U.S. Securities and Exchange Commission ("SEC"), Dow Inc. is now required to file a Quarterly Report on Form 10-Q. At March 31, 2019, Dow Inc. and TDCC were separate, wholly owned subsidiaries of DowDuPont. At March 31, 2019, Dow Inc. was a holding company that did not have subsidiaries or operations. As a result, financial statements of Dow Inc. have not been included in this Quarterly Report on Form 10-Q and, unless otherwise indicated, the unaudited interim consolidated financial statements and notes thereto relate to TDCC.

On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC, owning all of the outstanding common shares of TDCC. For filings relating to the period commencing April 1, 2019 and thereafter, TDCC will be deemed the predecessor to Dow Inc. and the historical results of TDCC will be deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019. As a result of the future relationship between Dow Inc. and TDCC, the companies are filing a combined report for this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS
This presentation contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance, financial condition, and other matters, and often contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” "target," “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

Forward-looking statements include, but are not limited to, expectations as to future sales of Dow’s products; the ability to protect Dow’s intellectual property in the United States and abroad; estimates regarding Dow’s capital requirements and need for and availability of financing; estimates of Dow’s expenses, future revenues and profitability; estimates of the size of the markets for Dow’s products and services and Dow’s ability to compete in such markets; expectations related to the rate and degree of market acceptance of Dow’s products; the outcome of certain Dow contingencies, such as litigation and environmental matters; estimates of the success of competing technologies that may become available and expectations regarding the benefits and costs associated with each of the foregoing.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements are based on certain assumptions and expectations of future events which may not be realized and speak only as of the date the statements were made. In addition, forward-looking statements also involve risks, uncertainties and other factors that are beyond Dow’s control that could cause Dow’s actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to: fluctuations in energy and raw material prices; failure to develop and market new products and optimally manage product life cycles; significant litigation and environmental matters; failure to appropriately manage process safety and product stewardship issues; changes in laws and regulations or political conditions; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, weather events and natural disasters; ability to protect, defend and enforce Dow’s intellectual property rights; increased competition; changes in relationships with Dow’s significant customers and suppliers; unanticipated expenses such as litigation or legal settlement expenses; unanticipated business disruptions; Dow’s ability to predict, identify and interpret changes in consumer preferences and demand; Dow’s ability to complete proposed divestitures or acquisitions; Dow’s ability to realize the expected benefits of acquisitions if they are completed; the availability of financing to Dow in the future and the terms and conditions of such financing; and disruptions in Dow’s information technology networks and systems. Additionally, there may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business.

Risks related to achieving the anticipated benefits of Dow's separation from DowDuPont include, but are not limited to, a number of conditions outside the control of Dow including risks related to (i) our inability to achieve some or all of the benefits that we expect to receive from the separation, (ii) certain tax risks associated with the separation, (iii) our inability to make necessary changes to operate as a stand-alone company, (iv) the failure of our pro forma financial information to be a reliable indicator of our future results, (v) our inability to enjoy the same benefits of diversity, leverage and market reputation that we enjoyed as a combined company, (vi) restrictions under the intellectual property cross-license agreements, (vii) our inability to receive third-party consents required under the separation agreement, (viii) our customers, suppliers and others' perception of our financial stability on a stand alone basis, (ix) non-compete restrictions under the separation agreement, (x) receipt of less favorable terms in the commercial agreements we will enter into with DuPont and Corteva, Inc. ("Corteva") than we would have received from an unaffiliated third party and (xi) our indemnification of DuPont and/or Corteva for certain liabilities.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. For a more detailed discussion of Dow’s risks and uncertainties, see the “Risk Factors” contained in the Information Statement filed as Exhibit 99.1 to Amendment No. 4 to the Registration Statement of Dow Inc. on Form 10, filed with the SEC on March 8, 2019, and Part I, Item 1A of TDCC's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 11, 2019. Dow undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Net sales	$13,582	$14,899
Cost of sales	10,707	11,552
Research and development expenses	361	386
Selling, general and administrative expenses	701	751
Amortization of intangibles	154	159
Restructuring and asset related charges - net	232	165
Integration and separation costs	408	202
Equity in earnings of nonconsolidated affiliates	13	243
Sundry income (expense) - net	73	83
Interest expense and amortization of debt discount	247	270
Income before income taxes	858	1,740
Provision for income taxes	272	363
Net income	586	1,377
Net income attributable to noncontrolling interests	45	35
Net income available for The Dow Chemical Company common stockholder	$541	$1,342

Depreciation	$598	$621
Capital expenditures	$514	$423
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Net income	$586	$1,377
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	67	(25)
Cumulative translation adjustments	(31)	376
Pension and other postretirement benefit plans	141	126
Derivative instruments	(75)	6
Total other comprehensive income	102	483
Comprehensive income	688	1,860
Comprehensive income attributable to noncontrolling interests, net of tax	51	28
Comprehensive income attributable to The Dow Chemical Company	$637	$1,832
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2019: $109; 2018: $82)	$2,969	$2,669
Marketable securities	101	100
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2019: $109; 2018: $106)	8,428	8,246
Other	3,947	4,136
Inventories	9,508	9,260
Other current assets	708	852
Total current assets	25,661	25,263
Investments
Investment in nonconsolidated affiliates	3,321	3,823
Other investments (investments carried at fair value - 2019: $1,796; 2018: $1,699)	2,737	2,648
Noncurrent receivables	345	394
Total investments	6,403	6,865
Property
Property	61,764	61,437
Less accumulated depreciation	38,272	37,775
Net property (variable interest entities restricted - 2019: $718; 2018: $734)	23,492	23,662
Other Assets
Goodwill	13,812	13,848
Other intangible assets (net of accumulated amortization - 2019: $5,912; 2018: $5,762)	4,743	4,913
Operating lease right-of-use assets	2,584	—
Deferred income tax assets	2,183	2,031
Deferred charges and other assets	859	796
Total other assets	24,181	21,588
Total Assets	$79,737	$77,378
Liabilities and Equity
Current Liabilities
Notes payable	$317	$305
Long-term debt due within one year	2,369	340
Accounts payable:
Trade	5,103	5,378
Other	3,176	3,330
Operating lease liabilities - current	477	—
Income taxes payable	699	791
Accrued and other current liabilities	3,232	3,611
Total current liabilities	15,373	13,755
Long-Term Debt (variable interest entities nonrecourse - 2019: $43; 2018: $75)	17,160	19,254
Other Noncurrent Liabilities
Deferred income tax liabilities	721	664
Pension and other postretirement benefits - noncurrent	9,103	9,226
Asbestos-related liabilities - noncurrent	1,133	1,142
Operating lease liabilities - noncurrent	2,126	—
Other noncurrent obligations	5,975	5,368
Total other noncurrent liabilities	19,058	16,400
Stockholders’ Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,153	7,042
Retained earnings	29,701	29,808
Accumulated other comprehensive loss	(9,783)	(9,885)
Unearned ESOP shares	(105)	(134)
The Dow Chemical Company’s stockholders’ equity	26,966	26,831
Noncontrolling interests	1,180	1,138
Total equity	28,146	27,969
Total Liabilities and Equity	$79,737	$77,378
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Operating Activities
Net income	$586	$1,377
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	840	837
Credit for deferred income tax	(89)	(67)
Earnings of nonconsolidated affiliates less than dividends received	750	287
Net periodic pension benefit cost	62	110
Pension contributions	(103)	(308)
Net (gain) loss on sales of assets, businesses and investments	12	(33)
Restructuring and asset related charges - net	232	165
Other net loss	39	98
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(58)	(1,524)
Inventories	(266)	(1,239)
Accounts payable	(468)	823
Other assets and liabilities, net	(111)	(684)
Cash provided by (used for) operating activities	1,426	(158)
Investing Activities
Capital expenditures	(514)	(423)
Investment in gas field developments	(25)	(28)
Proceeds from sales of property and businesses, net of cash divested	25	17
Proceeds from sale of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(173)	(557)
Proceeds from sales and maturities of investments	180	454
Proceeds from interests in trade accounts receivable conduits	—	445
Cash used for investing activities	(486)	(92)
Financing Activities
Changes in short-term notes payable	(17)	293
Payments on long-term debt	(80)	(54)
Proceeds from issuance of parent company stock	28	63
Employee taxes paid for share-based payment arrangements	(54)	(77)
Distributions to noncontrolling interests	(9)	(24)
Dividends paid to parent	(535)	(1,057)
Other financing activities, net	—	3
Cash used for financing activities	(667)	(853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	100
Summary
Increase (Decrease) in cash, cash equivalents and restricted cash	303	(1,003)
Cash, cash equivalents and restricted cash at beginning of period	2,709	6,207
Cash, cash equivalents and restricted cash at end of period	$3,012	$5,204
Less: Restricted cash and cash equivalents, included in "Other current assets"	43	18
Cash and cash equivalents at end of period	$2,969	$5,186
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,042	6,553
Issuance of parent company stock	28	63
Stock-based compensation and allocation of ESOP shares	83	142
Balance at end of period	7,153	6,758
Retained Earnings
Balance at beginning of period	29,808	28,050
Net income available for The Dow Chemical Company common stockholder	541	1,342
Dividends to parent	(535)	(1,057)
Adoption of accounting standards (Notes 1, 2 and 6)	(111)	(68)
Other	(2)	(6)
Balance at end of period	29,701	28,261
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9,885)	(8,591)
Other comprehensive income	102	483
Adoption of accounting standards (Note 1)	—	20
Balance at end of period	(9,783)	(8,088)
Unearned ESOP Shares
Balance at beginning of period	(134)	(189)
Allocation of ESOP shares	29	39
Balance at end of period	(105)	(150)
The Dow Chemical Company's stockholders' equity	26,966	26,781
Noncontrolling Interests	1,180	1,190
Total Equity	$28,146	$27,971
See Notes to the Consolidated Financial Statements.

Dow Inc. The Dow Chemical Company and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Merger and Separation
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 11, 2015, as amended on March 31, 2017, The Dow Chemical Company and its consolidated subsidiaries (“TDCC”) and E. I. du Pont de Nemours and Company and its consolidated subsidiaries (“DuPont”) each merged with subsidiaries of DowDuPont Inc. (“DowDuPont”) and, as a result, TDCC and DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. (together with TDCC, “Dow”) was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. See Note 19 for additional information.

Basis of Presentation
As a result of Dow Inc.'s Registration Statement on Form 10 becoming effective on March 12, 2019 with the U.S. Securities and Exchange Commission ("SEC"), Dow Inc. is now required to file a Quarterly Report on Form 10-Q. At March 31, 2019, Dow Inc. and TDCC were separate, wholly owned subsidiaries of DowDuPont. At March 31, 2019, Dow Inc. was a holding company that did not have subsidiaries or operations. As a result, financial statements of Dow Inc. have not been included in this Quarterly Report on Form 10-Q and, unless otherwise indicated, the unaudited interim consolidated financial statements and notes thereto relate to TDCC.

Effective April 1, 2019, Dow Inc. owns all of the outstanding common shares of TDCC. TDCC is deemed the predecessor to Dow Inc. and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019. As a result of the future relationship between Dow Inc. and TDCC, the companies are filing a combined report for this Quarterly Report on Form 10-Q.

The unaudited interim consolidated financial statements of TDCC were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018.

For the periods presented in the unaudited interim consolidated financial statements, TDCC's common shares were owned solely by DowDuPont. In accordance with the accounting guidance for earnings per share, the presentation of earnings per share is not required in financial statements of wholly owned subsidiaries.

From the Merger date through March 31, 2019, transactions between DowDuPont, TDCC and DuPont and their affiliates were treated as related party transactions. Transactions between TDCC and DuPont primarily consisted of the sale and procurement of certain feedstocks, energy and raw materials that were consumed in each company's manufacturing process. In addition, TDCC and DuPont have tolling arrangements and recognize product sales for agriculture products. See Note 18 for additional information.

From the Merger date and through March 31, 2019, TDCC’s business activities were components of DowDuPont’s business operations. TDCC’s business activities, including the assessment of performance and allocation of resources, were reviewed and managed by DowDuPont. Information used by the chief operating decision maker of TDCC related to TDCC in its entirety. Accordingly, there were no separate reportable business segments for TDCC under Accounting Standards Codification ("ASC") Topic 280 “Segment Reporting” and TDCC's business results have been reported in this Quarterly Report on Form 10-Q as a single operating segment.

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, and "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of TDCC.

Adoption of Accounting Standards
2019
In the first quarter of 2019, TDCC adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," and associated ASUs related to Topic 842. See Notes 2 and 11 for additional information. TDCC added a significant accounting policy for leases as a result of the adoption of Topic 842:

Leases
TDCC determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and TDCC has the right to control the asset.

Operating lease right-of-use (“ROU”) assets represent TDCC’s right to use an underlying asset for the lease term, and lease liabilities represent TDCC’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. TDCC uses the incremental borrowing rate (“IBR”) in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

TDCC has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which TDCC is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability.

Additionally, TDCC's consolidated balance sheet reflects the impact of the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606") at January 1, 2019, by certain nonconsolidated affiliates of TDCC. See Note 6 for additional information.

2018
In the first quarter of 2018, TDCC adopted Topic 606, ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The adoption of these ASU's resulted in a net decrease of $68 million to retained earnings and a decrease of $20 million to accumulated other comprehensive loss ("AOCL") in the consolidated statements of equity at January 1, 2018.

Dividends
Effective with the Merger, TDCC no longer has publicly traded common stock. TDCC's common shares are owned solely by DowDuPont. As a result, following the Merger, TDCC’s Board of Directors ("Board") determined dividend distributions to DowDuPont. See Note 18 for additional information.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2019, TDCC adopted ASU 2016-02, "Leases (Topic 842)," and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from legacy U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance in Topic 606, issued in 2014. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption was permitted.

TDCC adopted Topic 842 using the modified retrospective transition approach, applying the new standard to leases existing at the date of initial adoption. TDCC elected to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and prior periods were not restated. In addition, TDCC elected to apply the package of practical expedients permitted under the transition guidance which does not require reassessment of prior conclusions, lease classification and initial direct lease costs. TDCC did not elect to use the hindsight practical expedient in determining the lease term or assessing impairment of ROU assets. Adoption of the new standard resulted in the recording of lease assets and liabilities of $2.7 billion at January 1, 2019. The net impact to retained earnings was an increase of $72 million and was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction. The adoption of the new guidance did not have a material impact on TDCC's consolidated statements of income and had no impact on cash flows. See Note 11 for additional information.

Accounting Guidance Issued But Not Adopted at March 31, 2019
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. TDCC is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. TDCC is currently evaluating the impact of adopting this guidance.

NOTE 3 – REVENUE
Revenue Recognition
The majority of TDCC's revenue is derived from product sales. In the three months ended March 31, 2019 and 2018, 98 percent of TDCC's revenue related to product sales with the remaining balance primarily related to TDCC's insurance operations and licensing of patents and technologies. Product sales consist of sales of TDCC's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. TDCC enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from TDCC’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2019, TDCC had remaining performance obligations related to material rights granted to customers for contract renewal options of $100 million ($102 million at December 31, 2018) and unfulfilled performance obligations for the licensing of technology of $519 million ($407 million at December 31, 2018). TDCC expects revenue to be recognized for the remaining performance obligations over the next one to six years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which TDCC has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. TDCC has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 22 years. TDCC will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in TDCC's consolidated balance sheets.

Disaggregation of Revenue
TDCC disaggregates its revenue from contracts with customers by principal product group and geographic region, as TDCC believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Trade Sales by Principal Product Group	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Coatings & Performance Monomers	$904	$954
Consumer Solutions	1,365	1,363
Crop Protection	1,124	1,122
Electronics & Imaging	625	627
Hydrocarbons & Energy	1,380	1,779
Industrial Biosciences	119	135
Industrial Solutions [1]	1,104	1,156
Nutrition & Health	152	156
Packaging and Specialty Plastics	3,410	3,854
Polyurethanes & CAV [1]	2,297	2,557
Safety & Construction	424	444
Seed	323	371
Transportation & Advanced Polymers	284	304
Corporate	69	73
Other	2	4
Total	$13,582	$14,899
1. Beginning in the third quarter of 2018, the Construction Chemicals principal product group was combined with the Polyurethanes & CAV principal product group. Also, certain product lines associated with the oil and gas industry were realigned from the Industrial Solutions principal product group to Polyurethanes & CAV principal product group. These changes have been retrospectively reflected in the results presented.

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
U.S. & Canada	$4,884	$5,468
EMEA [1]	4,211	4,765
Asia Pacific	3,202	3,256
Latin America	1,285	1,410
Total	$13,582	$14,899
1. Europe, Middle East and Africa.

Contract Balances
TDCC receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to TDCC's contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are realized when the associated revenue is recognized under the contract. "Contract liabilities - current" primarily reflects deferred revenue from prepayments from customers for product to be delivered in 12 months or less. "Contract liabilities - noncurrent" includes advance payments that TDCC has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract.

The increase in contract liabilities from December 31, 2018 to March 31, 2019 was due to advanced payments from a customer related to long-term product supply agreements. Revenue recognized in the first three months of 2019 from amounts included in contract liabilities at the beginning of the period was approximately $65 million (approximately $75 million in the first three months of 2018). In the first three months of 2019, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was $14 million (insignificant in the first three months of 2018).

The following table summarizes the contract balances at March 31, 2019 and December 31, 2018:

Contract Balances	Mar 31, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - Trade	$8,428	$8,246
Contract assets - current [1]	$26	$37
Contract assets - noncurrent [2]	$47	$47
Contract liabilities - current [3]	$233	$165
Contract liabilities - noncurrent [4]	$1,739	$1,390

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $232 million for the three months ended March 31, 2019 ($165 million for the three months ended March 31, 2018). These charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income and consist primarily of the following:

Restructuring Plans
DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures within the Agriculture division in preparation for its intended separation as a standalone company ("Agriculture Division Program"). For the three months ended March 31, 2019, TDCC recorded a favorable adjustment of $4 million to the severance and related benefit costs reserve. The impact of this adjustment is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. TDCC expects actions related to the Agriculture Division Program to be substantially complete by mid 2019.

TDCC recorded pretax restructuring charges of $21 million inception-to-date under the Agriculture Division Program, consisting of severance and related benefit costs of $20 million and asset write-downs and write-offs of $1 million.

The following table summarizes the activities related to the Agriculture Division Program. At March 31, 2019, $11 million ($23 million at December 31, 2018) was included in "Accrued and other current liabilities" in TDCC's consolidated balance sheets.

DowDuPont Agriculture Division Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
In millions
2018 restructuring charges	$24	$1	$25
Charges against the reserve	—	(1)	(1)
Cash payments	(1)	—	(1)
Reserve balance at Dec 31, 2018	$23	$—	$23
Adjustments to the reserve	(4)	—	(4)
Cash payments	(8)	—	(8)
Reserve balance at Mar 31, 2019	$11	$—	$11

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. For the three months ended March 31, 2019, TDCC recorded pretax restructuring charges of $224 million, consisting of severance and related benefit costs of $72 million, asset write-downs and write-offs of $100 million and costs associated with exit and disposal activities of $52 million. For the three months ended March 31, 2018, TDCC recorded pretax restructuring charges of $163 million, consisting of severance and related benefit costs of $104 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $11 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. TDCC expects actions related to the Synergy Program to be substantially complete by the end of 2019.

TDCC recorded pretax restructuring charges of $1,462 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $633 million, asset write-downs and write-offs of $613 million and costs associated with exit and disposal activities of $216 million.

The following table summarizes the activities related to the Synergy Program. At March 31, 2019, $250 million was included in "Accrued and other current liabilities" ($272 million at December 31, 2018) and $75 million was included in "Other noncurrent obligations" ($55 million at December 31, 2018) in TDCC's consolidated balance sheets.

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2018	$262	$—	$65	$327
2019 restructuring charges	72	100	52	224
Charges against the reserve	—	(100)	—	(100)
Cash payments	(97)	—	(29)	(126)
Reserve balance at Mar 31, 2019	$237	$—	$88	$325

For the three months ended March 31, 2019, restructuring charges related to the write-down and write-off of assets totaled $100 million and primarily related to the impairment of leased, non-manufacturing facilities and the write-down of inventory aligned with the seed and crop protection principal product groups. The restructuring charges related to the write-down and write-off of assets for the three months ended March 31, 2018, totaled $48 million and related primarily to assets aligned with seed activities.

TDCC expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. TDCC also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

NOTE 5 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2019	Dec 31, 2018
In millions
Finished goods	$5,703	$5,640
Work in process	2,239	2,214
Raw materials	940	941
Supplies	891	880
Total	$9,773	$9,675
Adjustment of inventories to a LIFO basis	(265)	(415)
Total inventories	$9,508	$9,260

NOTE 6 – NONCONSOLIDATED AFFILIATES
TDCC's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Mar 31, 2019	Dec 31, 2018
In millions
Investment in nonconsolidated affiliates	$3,321	$3,823
Other noncurrent obligations	(870)	(495)
Net investment in nonconsolidated affiliates	$2,451	$3,328

HSC Group
The carrying value of TDCC's investments in the HSC Group, which includes Hemlock Semiconductor L.L.C. and DC HSC Holdings LLC, was adjusted as a result of the HSC Group's adoption of Topic 606. The resulting impact to TDCC's investments in the HSC Group was a reduction to "Investment in nonconsolidated affiliates" of $71 million and an increase to "Other noncurrent obligations" of $168 million, as well as an increase to "Deferred income tax assets" of $56 million and a reduction to "Retained earnings" of $183 million in the consolidated balance sheet at January 1, 2019. The following table reflects the carrying value of the HSC Group investments at March 31, 2019 and December 31, 2018:

Investment in the HSC Group		Investment
In millions	Balance Sheet Classification	Mar 31, 2019	Dec 31, 2018
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(658)	$(495)
DC HSC Holdings LLC	Investment in nonconsolidated affiliates	$485	$535

EQUATE
In the first quarter of 2019, EQUATE Petrochemical Company K.S.C.C. ("EQUATE") paid a dividend of $440 million, reflected in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows. As a result, TDCC had a negative investment balance in EQUATE of $212 million at March 31, 2019, classified as "Other noncurrent obligations" in the consolidated balance sheets. At December 31, 2018, TDCC had an investment balance in EQUATE of $131 million, classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the carrying amount of goodwill:

Goodwill
In millions
Net goodwill at Dec 31, 2018	$13,848
Foreign currency impact	(36)
Net goodwill at Mar 31, 2019	$13,812

The following table provides information regarding TDCC’s other intangible assets:

Other Intangible Assets	Mar 31, 2019			Dec 31, 2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$3,253	$(1,996)	$1,257	$3,255	$(1,934)	$1,321
Software	1,539	(900)	639	1,529	(876)	653
Trademarks/tradenames	680	(638)	42	688	(631)	57
Customer-related	4,898	(2,211)	2,687	4,911	(2,151)	2,760
Other	236	(167)	69	243	(170)	73
Total other intangible assets, finite lives	$10,606	$(5,912)	$4,694	$10,626	$(5,762)	$4,864
In-process research and development	49	—	49	49	—	49
Total other intangible assets	$10,655	$(5,912)	$4,743	$10,675	$(5,762)	$4,913

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Other intangible assets, excluding software	$154	$159
Software, included in “Cost of sales”	$25	$23

Total estimated amortization expense for 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2019	$659
2020	$623
2021	$594
2022	$525
2023	$492
2024	$456

NOTE 8 – TRANSFERS OF FINANCIAL ASSETS
TDCC historically sold trade accounts receivable of select North American entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The proceeds received were comprised of cash and interests in specified assets of the conduits (the receivables sold by TDCC) that entitled TDCC to the residual cash flows of such specified assets in the conduits after the commercial paper was repaid. Neither the conduits nor the investors in those entities had recourse to other assets of TDCC in the event of nonpayment by the debtors.

In the fourth quarter of 2017, TDCC suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements. See Note 9 for additional information on the secured borrowing arrangements.

The following represents the cash flows between TDCC and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Interests in conduits [1]	$—	$445

1.	Presented in "Investing Activities" in the consolidated statements of cash flows.

NOTE 9 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Mar 31, 2019	Dec 31, 2018
In millions
Commercial paper	$—	$10
Notes payable to banks and other lenders	317	295
Total notes payable	$317	$305
Period-end average interest rates	12.09%	8.61%

Long-Term Debt	2019 Average Rate	Mar 31, 2019	2018 Average Rate	Dec 31, 2018
In millions
Promissory notes and debentures:
Final maturity 2019	9.80%	$7	9.80%	$7
Final maturity 2020	4.46%	1,547	4.46%	1,547
Final maturity 2021	4.71%	1,424	4.71%	1,424
Final maturity 2022	3.50%	1,372	3.50%	1,373
Final maturity 2023	7.64%	325	7.64%	325
Final maturity 2024	3.50%	896	3.50%	896
Final maturity 2025 and thereafter	5.98%	7,963	5.98%	7,963
Other facilities:
U.S. dollar loans, various rates and maturities	3.52%	4,533	3.59%	4,533
Foreign currency loans, various rates and maturities	3.19%	714	3.21%	713
Medium-term notes, varying maturities through 2025	3.33%	703	3.26%	778
Finance lease obligations		369		369
Unamortized debt discount and issuance costs		(324)		(334)
Long-term debt due within one year [1]		(2,369)		(340)
Long-term debt		$17,160		$19,254

1.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Mar 31, 2019
In millions
2019 [1]	$2,307
2020	$1,839
2021 [2]	$4,249
2022	$1,507
2023	$500
2024	$968

1.	Includes $2.0 billion of current maturities related to the Dow Silicones term loan facility, repaid on April 5, 2019.

2.	Assumes the option to extend will be exercised for $2.5 billion of the Dow Silicones term loan facility.

2019 Activity
In the first three months of 2019, TDCC redeemed an aggregate principal amount of $72 million of International Notes ("InterNotes") at maturity.

Term Loan Facility
In connection with the ownership restructure of Dow Silicones on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). TDCC subsequently guaranteed the obligations of Dow Silicones under the Term Loan Facility and, as a result, the covenants and events of default applicable to the Term Loan Facility are substantially similar to the covenants and events of default set forth in TDCC's Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement"). In the second quarter of 2018, Dow Silicones exercised the 19-month extension option making amounts borrowed under the Term Loan Facility repayable on December 30, 2019. In addition, Dow Silicones amended the Term Loan Facility to include an additional 2-year extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent. On April 5, 2019, Dow Silicones voluntarily repaid $2.0 billion of principal, which was classified as "Long-term debt due within one year" in the consolidated balance sheets at March 31, 2019. Dow Silicones also intends to exercise the 2-year extension option on the remaining principal balance of $2.5 billion.

Available Credit Facilities
The following table summarizes TDCC's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2019
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2023	Floating rate
Term Loan Facility [1]	2,000	—	April 2019	Floating rate
Term Loan Facility [2]	2,500	—	December 2021	Floating rate
North American Securitization Facility	800	800	September 2019	Floating rate
European Securitization Facility [3]	450	450	October 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2019	Floating rate
Bilateral Revolving Credit Facility [4]	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	May 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	July 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	August 2020	Floating rate
Total committed and available credit facilities	$12,130	$7,630

1.	Dow Silicones voluntarily repaid $2.0 billion of principal on April 5, 2019.

2.	Assumes the option to extend the Dow Silicones term loan facility will be exercised.

3.	Equivalent to Euro 400 million.

4.
On March 9, 2019, TDCC renewed a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in March 2020 and provides for interest at floating rates, as defined in the agreement.

Debt Covenants and Default Provisions
Information on TDCC's debt covenants and default provisions can be found in Note 15 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2019.

Subsequent Event
On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. In conjunction with the separation, Dow Inc. is obligated, substantially concurrently with the issuance of any guarantee in respect of outstanding or committed indebtedness under the Revolving Credit Agreement, to enter into a supplemental indenture with TDCC and the trustee under TDCC’s existing 2008 base indenture governing certain notes issued by TDCC. Under such supplemental indenture, Dow Inc. will guarantee all outstanding debt securities and all amounts due under such existing base indenture and will become subject to certain covenants and events of default under the existing base indenture.

In addition, the Revolving Credit Agreement includes an event of default which would be triggered in the event Dow Inc. incurs or guarantees third party indebtedness for borrowed money in excess of $250 million or engages in any material activity or directly owns any material assets, in each case, subject to certain conditions and exceptions. Dow Inc. may, at its option, cure the event of default by delivering an unconditional and irrevocable guarantee to the administrative agent within thirty days of the event or events giving rise to such event of default.

No such events have occurred or have been triggered at the time of the filing of this Quarterly Report on Form 10-Q.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2019, TDCC had accrued obligations of $813 million for probable environmental remediation and restoration costs, including $159 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s current estimate of the costs for remediation and restoration with respect to environmental matters for which TDCC has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on TDCC’s results of operations, financial condition and cash flows. It is the opinion of TDCC’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on TDCC’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. In the second quarter of 2019, as a result of the business separations, and change in ownership of certain sites where there are remediation activities, additional costs may be incurred to effectively manage the ongoing activities. In addition, as a result of the potential culmination of long standing negotiations with regulators and/or agencies, additional charges for environmental matters may be recorded. Management believes that it is reasonably possible that the accrued obligation for environmental matters may be increased up to $400 million as a result of this review. At December 31, 2018, TDCC had accrued obligations of $820 million for probable environmental remediation and restoration costs, including $156 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
A summary of Asbestos-Related Matters of Union Carbide Corporation can be found in Note 16 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018.

Introduction
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Estimating the Asbestos-Related Liability
Since 2003, Union Carbide has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review Union Carbide's historical asbestos-related claim and resolution activity in order to assist Union Carbide's management in estimating the asbestos-related liability. Each year, Ankura has reviewed the claim and resolution activity to determine the appropriateness of updating the most recent Ankura study.

Based on the December 2018 Ankura review and Union Carbide's own review of the data, Union Carbide's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,260 million at December 31, 2018, and included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2019 activity, it was determined that no adjustment to the accrual was required at March 31, 2019.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,243 million at March 31, 2019, and approximately 17 percent of the recorded liability related to pending claims and approximately 83 percent related to future claims.

Summary
TDCC's management believes the amounts recorded by Union Carbide for the asbestos-related liability (including defense and processing costs) reflect reasonable and probable estimates of the liability based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States over a significant period of time, could cause the actual costs for Union Carbide to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

Because of the uncertainties described above, Union Carbide cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. As a result, it is reasonably possible that an additional cost of disposing of Union Carbide's asbestos-related claims, including future defense and processing costs, could have a material impact on TDCC's results of operations and cash flows for a particular period and on the consolidated financial position.

Dow Silicones Chapter 11 Related Matters
A summary of the Dow Silicones Chapter 11 Related Matters can be found in Note 16 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018.

Introduction
In 1995, Dow Silicones, then a 50:50 joint venture between TDCC and Corning Incorporated ("Corning"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Silicones’ breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Silicones emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Silicones is a wholly owned subsidiary of TDCC.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At March 31, 2019, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $110 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at March 31, 2019 and December 31, 2018, of which $157 million at March 31, 2019 ($111 million at December 31, 2018) was included in “Accrued and other current liabilities” and $106 million at March 31, 2019 ($152 million at December 31, 2018) was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,148 million at March 31, 2019.

Commercial Creditor Issues
The Plan provides that each of Dow Silicones' commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between Dow Silicones and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the 1995 bankruptcy filing date through the Effective Date, as well as the presence of any recoverable fees, costs and expenses. Upon the Plan becoming effective, Dow Silicones paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Silicones considers undisputed.

On May 10, 2017, the U.S. District Court for the Eastern District of Michigan entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Silicones and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appeared to be a better estimate than any other amount within the range. Therefore, Dow Silicones recorded the minimum liability within the range. At March 31, 2019, the liability related to Dow Silicones' potential obligation to its Commercial Creditors in the Chapter 11 Proceeding was $83 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($82 million at December 31, 2018). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016, ownership restructure of Dow Silicones, TDCC is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnification assets were insignificant at March 31, 2019 (zero at December 31, 2018).

Summary
The amounts recorded by Dow Silicones for the Chapter 11 related matters described above were based on current, known facts, which management believes reflect reasonable and probable estimates of the liability. However, future events could cause the actual costs for Dow Silicones to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

Other Litigation Matters
In addition to the specific matters described above, TDCC is party to a number of other claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, employment matters, governmental tax and regulation disputes, contract and commercial litigation, and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. TDCC has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies may provide coverage that could be utilized to minimize the financial impact, if any, of certain contingencies described above. It is the opinion of TDCC’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of TDCC.

Gain Contingency - TDCC v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, TDCC filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing TDCC's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to TDCC, plus pre- and post-judgment interest, for which TDCC received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to TDCC regardless of the outcome of any further appeals by Nova. At March 31, 2019, TDCC had $341 million ($341 million at December 31, 2018) included in "Other noncurrent obligations" in the consolidated balance sheets related to the disputed portion of the damages judgment. TDCC is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal. See Note 16 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Mar 31, 2019			Dec 31, 2018
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$4,514	$15	2023	$4,523	$25

Guarantees
Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when TDCC undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of TDCC to make payments to the beneficiary of the guarantee. The majority of TDCC’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to less than four years, and trade financing transactions in Latin America, which typically expire within one year of inception. TDCC’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

TDCC has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $11.7 billion of Total Project Financing outstanding at March 31, 2019 ($11.7 billion at December 31, 2018). TDCC's guarantee of the Total Project Financing is in proportion to TDCC's 35 percent ownership interest in Sadara, or up to approximately $4.2 billion when the project financing is fully drawn. Sadara successfully completed an extensive operational testing program in December 2018, however, the Guarantees will be released upon the satisfactory fulfillment of certain project completion conditions, which is expected by the middle of 2019, and must occur no later than December 2020.

NOTE 11 - LEASES
Operating lease ROU assets are included in "Operating lease right-of-use assets" while finance lease ROU assets are included in "Net property" in the consolidated balance sheets. With respect to lease liabilities, operating lease liabilities are included in "Operating lease liabilities - current" and "Operating lease liabilities - noncurrent," and finance lease liabilities are included in "Long-term debt due within one year" and "Long-Term Debt" in the consolidated balance sheets.

TDCC routinely leases sales and administrative offices, power plants, production facilities, warehouses and tanks for product storage, aircraft, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses and the terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms that currently range from 1 to 50 years. See Notes 1 and 2 for additional information on leases.

The components of lease cost for operating and finance leases for the three months ended March 31, 2019 were as follows:

Lease Cost	Three Months Ended Mar 31, 2019
In millions
Operating lease cost	$147
Finance lease cost
Amortization of right-of-use assets - finance	6
Interest on lease liabilities - finance	6
Total finance lease cost	$12
Short-term lease cost	55
Variable lease cost	85
Sublease income	(1)
Total lease cost	$298

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Three Months Ended Mar 31, 2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$154
Operating cash flows from finance leases	$6
Financing cash flows from finance leases	$3

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2019:

Lease Position	Balance Sheet Classification	Mar 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$2,714
Assets
Operating lease assets	Operating lease right-of-use assets	$2,584
Finance lease assets	Property	437
Finance lease amortization	Accumulated depreciation	(143)
Total lease assets		$2,878
Liabilities
Current
Operating	Operating lease liabilities - current	$477
Finance	Long-term debt due within one year	20
Noncurrent
Operating	Operating lease liabilities - noncurrent	2,126
Finance	Long-Term Debt	349
Total lease liabilities		$2,972

1.	Includes $2.7 billion related to the adoption of Topic 842. See Note 2 for additional information.

Lease Term and Discount Rate	Mar 31, 2019
Weighted-average remaining lease term
Operating leases	8.7 years
Finance leases	18.7 years
Weighted-average discount rate
Operating leases	4.12%
Finance leases	6.98%

The following table provides the maturities of lease liabilities at March 31, 2019:

Maturities of Lease Liabilities at Mar 31, 2019	Operating Leases	Finance Leases
In millions
2019	$437	$38
2020	515	48
2021	421	46
2022	343	44
2023	291	71
2024 and thereafter	1,157	309
Total future undiscounted lease payments	$3,164	$556
Less imputed interest	561	187
Total present value of lease liabilities	$2,603	$369

At March 31, 2019, TDCC had additional leases of approximately $45 million, primarily for buildings and equipment, which had not yet commenced. These leases are expected to commence later in 2019, with lease terms of 10 years.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at Dec 31, 2018
In millions
2019	$412
2020	369
2021	328
2022	297
2023	253
2024 and thereafter	978
Total	$2,637

TDCC provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payment and recorded liability reflected in the consolidated balance sheets for residual value guarantees at March 31, 2019 and December 31, 2018. There was no recorded liability related to these residual value guarantees at March 31, 2019, as payment of such residual value guarantees was not determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	March 31, 2019			December 31, 2018
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2028	$885	$—	2028	$885	$130

NOTE 12 – STOCKHOLDERS' EQUITY
Dow Inc.
Common Stock
Dow Inc. was incorporated in 2018 with 100 authorized and issued shares of common stock, par value $0.01 per share, owned solely by its parent company, DowDuPont. In the first quarter of 2019, in connection with the separation and distribution of DowDuPont’s materials science business, the number of authorized shares of common stock was increased to 5,000,000,000 shares, par value $0.01 per share, and Dow Inc.'s 100 shares of issued common stock were recapitalized into 748,771,240 shares of common stock. Dow Inc.'s common stock continued to be solely owned by DowDuPont at March 31, 2019. See Note 19 for additional information.

TDCC
Accumulated Other Comprehensive Loss
The following table summarizes the changes and after-tax balances of each component of AOCL for the three months ended March 31, 2019 and 2018:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2018	$17	$(1,481)	$(6,998)	$(109)	$(8,571)
Other comprehensive income (loss) before reclassifications	(26)	376	—	(16)	334
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	126	22	149
Net other comprehensive income (loss)	$(25)	$376	$126	$6	$483
Balance at Mar 31, 2018	$(8)	$(1,105)	$(6,872)	$(103)	$(8,088)

Balance at Jan 1, 2019	$(51)	$(1,813)	$(7,965)	$(56)	$(9,885)
Other comprehensive income (loss) before reclassifications	68	(13)	—	(68)	(13)
Amounts reclassified from accumulated other comprehensive loss	(1)	(18)	141	(7)	115
Net other comprehensive income (loss)	$67	$(31)	$141	$(75)	$102
Balance at Mar 31, 2019	$16	$(1,844)	$(7,824)	$(131)	$(9,783)

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 were as follows:

Tax Benefit (Expense) [1]	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Unrealized gains (losses) on investments	$(18)	$6
Cumulative translation adjustments	(1)	5
Pension and other postretirement benefit plans	(25)	(28)
Derivative instruments	27	3
Tax expense from income taxes related to other comprehensive income (loss) items	$(17)	$(14)

1.	Prior period amounts were updated to conform with the current year presentation.

A summary of the reclassifications out of AOCL for the three months ended March 31, 2019 and 2018 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Consolidated Statements of Income Classification
	Mar 31, 2019	Mar 31, 2018
In millions
Unrealized (gains) losses on investments	$(1)	$2	See (1) below
Tax benefit	—	(1)	See (2) below
After tax	$(1)	$1
Cumulative translation adjustments	$(18)	$—	See (3) below
Pension and other postretirement benefit plans	$166	$154	See (4) below
Tax benefit	(25)	(28)	See (2) below
After tax	$141	$126
Derivative instruments	$(7)	$27	See (5) below
Tax benefit	—	(5)	See (2) below
After tax	$(7)	$22
Total reclassifications for the period, after tax	$115	$149

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes."

3.	"Sundry income (expense) - net."

4.	These AOCL components are included in the computation of net periodic benefit cost of TDCC's defined benefit pension and other postretirement benefit plans. See Note 14 for additional information.

5.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 13 – NONCONTROLLING INTERESTS
Ownership interests in TDCC's subsidiaries held by parties other than TDCC are presented separately from TDCC's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to TDCC and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Balance at beginning of period	$1,138	$1,186
Net income attributable to noncontrolling interests	45	35
Distributions to noncontrolling interests	(9)	(24)
Cumulative translation adjustments	7	(6)
Other	(1)	(1)
Balance at end of period	$1,180	$1,190

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of TDCC's pension plans and other postretirement benefits can be found in Note 19 to the Consolidated Financial Statements included in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides the components of TDCC's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Defined Benefit Pension Plans:
Service cost	$112	$133
Interest cost	241	218
Expected return on plan assets	(417)	(406)
Amortization of prior service credit	(6)	(6)
Amortization of net loss	132	171
Net periodic benefit cost	$62	$110

Other Postretirement Benefits:
Service cost	$2	$3
Interest cost	14	11
Amortization of net gain	(6)	(6)
Net periodic benefit cost	$10	$8

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 15 – FINANCIAL INSTRUMENTS
A summary of TDCC's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 of the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at March 31, 2019 and December 31, 2018:

Fair Value of Financial Instruments	Mar 31, 2019				Dec 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$345	$—	$—	$345	$566	$—	$—	$566
Marketable securities	$101	$—	$—	$101	$100	$—	$—	$100
Other investments:
Debt securities:
Government debt [1]	$694	$17	$(9)	$702	$714	$9	$(23)	$700
Corporate bonds	1,051	43	(21)	1,073	1,026	20	(63)	983
Total debt securities	$1,745	$60	$(30)	$1,775	$1,740	$29	$(86)	$1,683
Equity securities [2]	16	5	—	21	16	1	(1)	16
Total other investments	$1,761	$65	$(30)	$1,796	$1,756	$30	$(87)	$1,699
Total cash equivalents, marketable securities and other investments	$2,207	$65	$(30)	$2,242	$2,422	$30	$(87)	$2,365
Long-term debt including debt due within one year [3]	$(19,529)	$84	$(1,405)	$(20,850)	$(19,594)	$351	$(971)	$(20,214)
Derivatives relating to:
Interest rates	$—	$—	$(181)	$(181)	$—	$—	$(64)	$(64)
Foreign currency	—	86	(14)	72	—	120	(43)	77
Commodities [4]	—	88	(147)	(59)	—	91	(178)	(87)
Total derivatives	$—	$174	$(342)	$(168)	$—	$211	$(285)	$(74)
1. U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

2.	Equity securities with a readily determinable fair value.

3.	Cost includes fair value hedge adjustments of $17 million at March 31, 2019 and $18 million at December 31, 2018 on $2,290 million of debt at March 31, 2019 and December 31, 2018.

4.	Presented net of cash collateral where master netting arrangements allow.

Debt Securities
TDCC's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2019 and 2018:

Investing Results	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Proceeds from sales of available-for-sale securities	$159	$348
Gross realized gains	$6	$7
Gross realized losses	$(5)	$(9)

Equity Securities
TDCC’s investments in equity securities with a readily determinable fair value totaled $21 million at March 31, 2019 ($16 million at December 31, 2018). The aggregate carrying value of TDCC’s investments in equity securities where fair value is not readily determinable totaled $207 million at March 31, 2019 ($206 million at December 31, 2018), reflecting the carrying value of the investments. There were no adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2019 and 2018. The net unrealized gain recognized in earnings on equity securities totaled $5 million for the three months ended March 31, 2019 ($9 million net unrealized gain for the three months ended March 31, 2018).

Derivatives
The following tables provide the fair value and balance sheet classification of derivative instruments at March 31, 2019 and December 31, 2018:

Fair Value of Derivative Instruments		Mar 31, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$161	$(89)	$72
Commodity contracts	Other current assets	31	(5)	26
Commodity contracts	Deferred charges and other assets	57	(4)	53
Total		$249	$(98)	$151
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$29	$(15)	$14
Commodity contracts	Other current assets	8	(1)	7
Commodity contracts	Deferred charges and other assets	4	(2)	2
Total		$41	$(18)	$23
Total asset derivatives		$290	$(116)	$174

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$181	$—	$181
Foreign currency contracts	Accrued and other current liabilities	98	(89)	9
Commodity contracts	Accrued and other current liabilities	93	(6)	87
Commodity contracts	Other noncurrent obligations	60	(8)	52
Total		$432	$(103)	$329
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$20	$(15)	$5
Commodity contracts	Accrued and other current liabilities	8	(4)	4
Commodity contracts	Other noncurrent obligations	7	(3)	4
Total		$35	$(22)	$13
Total liability derivatives		$467	$(125)	$342

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between TDCC and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Fair Value of Derivative Instruments		Dec 31, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$98	$(42)	$56
Commodity contracts	Other current assets	47	(13)	34
Commodity contracts	Deferred charges and other assets	18	(3)	15
Total		$163	$(58)	$105
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$128	$(64)	$64
Commodity contracts	Other current assets	41	(1)	40
Commodity contracts	Deferred charges and other assets	4	(2)	2
Total		$173	$(67)	$106
Total asset derivatives		$336	$(125)	$211

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$64	$—	$64
Foreign currency contracts	Accrued and other current liabilities	46	(42)	4
Commodity contracts	Accrued and other current liabilities	111	(18)	93
Commodity contracts	Other noncurrent obligations	86	(9)	77
Total		$307	$(69)	$238
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$103	$(64)	$39
Commodity contracts	Accrued and other current liabilities	7	(4)	3
Commodity contracts	Other noncurrent obligations	8	(3)	5
Total		$118	$(71)	$47
Total liability derivatives		$425	$(140)	$285

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between TDCC and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. TDCC posted cash collateral of $20 million at March 31, 2019 ($26 million at December 31, 2018). There was no counterparty cash collateral posted with TDCC at March 31, 2019 ($34 million at December 31, 2018).

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. TDCC had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $181 million at March 31, 2019 ($182 million at December 31, 2018). The results of hedges of TDCC’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss of $36 million after tax for the three months ended March 31, 2019 (net loss of $43 million after tax for the three months ended March 31, 2018). For the three months ended March 31, 2019, TDCC recognized after tax gains of $86 million related to excluded components of net foreign investment hedges included in “Cumulative Translation Adjustments” in AOCL. For the three months ended March 31, 2019, gains of $25 million were amortized to “Sundry income (expense) - net” in the consolidated statements of income.

Fair Value Hedges
Subsequent to March 31, 2019, TDCC entered into interest rate contracts designated as a fair value hedge of underlying fixed rate debt obligations with maturity dates extending through 2048.

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the consolidated statements of income, was a gain of $31 million for the three months ended March 31, 2019 (loss of $17 million for the three months ended March 31, 2018). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million gain for interest rate contracts, a $42 million loss for commodity contracts, a $11 million gain for foreign currency contracts and a $57 million gain for excluded components.

NOTE 16 – FAIR VALUE MEASUREMENTS
A summary of TDCC's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Mar 31, 2019			Dec 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents [1]	$—	$345	$345	$—	$566	$566
Marketable securities	—	101	101	—	100	100
Equity securities [2]	21	—	21	16	—	16
Debt securities: [2]
Government debt [3]	—	702	702	—	700	700
Corporate bonds	19	1,054	1,073	—	983	983
Derivatives relating to: [4]
Foreign currency	—	189	189	—	226	226
Commodities	10	90	100	17	93	110
Total assets at fair value	$50	$2,481	$2,531	$33	$2,668	$2,701
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$—	$20,850	$20,850	$—	$20,214	$20,214
Derivatives relating to: [4]
Interest rates	—	181	181	—	64	64
Foreign currency	—	117	117	—	149	149
Commodities	13	155	168	23	189	212
Total liabilities at fair value	$13	$21,303	$21,316	$23	$20,616	$20,639

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	TDCC’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

3.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

4.	See Note 15 for the classification of derivatives in the consolidated balance sheets.

5.	See Note 15 for information on fair value measurements of long-term debt.

For equity securities calculated at net asset value per share (or its equivalent), TDCC had $121 million in private market securities and $29 million in real estate at March 31, 2019 ($120 million in private market securities and $29 million in real estate at December 31, 2018). There are no redemption restrictions and the unfunded commitments on these investments were $87 million at March 31, 2019 ($89 million at December 31, 2018).

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, TDCC has or will shut down a number of manufacturing, R&D and corporate facilities around the world. In the first three months of 2019, inventory associated with this plan was written down to zero. In addition, impairments of leased, non-manufacturing facilities, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to $80 million using unobservable inputs. The impairment charges related to the Synergy Program, totaling $100 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 4 for additional information on TDCC's restructuring activities.

NOTE 17 – VARIABLE INTEREST ENTITIES
A summary of TDCC's variable interest entities ("VIEs") can be found in Note 23 to the Consolidated Financial Statements included in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018.

Assets and Liabilities of Consolidated VIEs
TDCC's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which TDCC is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of these entities' assets and liabilities included in TDCC’s consolidated balance sheets at March 31, 2019 and December 31, 2018:

Assets and Liabilities of Consolidated VIEs	Mar 31, 2019	Dec 31, 2018
In millions
Cash and cash equivalents	$109	$82
Other current assets	116	114
Net property	718	734
Other noncurrent assets	60	45
Total assets [1]	$1,003	$975
Current liabilities	$318	$334
Long-term debt	43	75
Other noncurrent obligations	46	31
Total liabilities [2]	$407	$440

1.	All assets were restricted at March 31, 2019 and December 31, 2018.

2.	All liabilities were nonrecourse at March 31, 2019 and December 31, 2018.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2019 and December 31, 2018, are adjusted for intercompany eliminations and parental guarantees.

Subsequent Event
TDCC is a 50 percent indirect owner in a propylene oxide ("PO") manufacturing joint venture in Asia Pacific. TDCC has a variable interest in this joint venture relating to arrangements between the joint venture and TDCC, involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint venture. On April 30, 2019, TDCC executed an agreement to acquire full ownership in the PO manufacturing joint venture for an estimated cash purchase price of $312 million, with an expected closing date in the fourth quarter of 2019.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at March 31, 2019 and December 31, 2018, related to variable interests in joint ventures or entities for which TDCC is not the primary beneficiary. TDCC's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Mar 31, 2019	Dec 31, 2018
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(658)	$(495)
Silicon joint ventures	Equity method investments [2]	$96	$100
AgroFresh Solutions, Inc.	Equity method investment [2]	$45	$48
	Other receivable [3]	$8	$8

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. TDCC's maximum exposure to loss was zero at March 31, 2019 (zero at December 31, 2018).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 18 – RELATED PARTY TRANSACTIONS
From the Merger date through March 31, 2019, TDCC reported transactions with DowDuPont and DuPont and its affiliates as related party transactions.

DowDuPont
Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. Funding was accomplished through intercompany loans. On a quarterly basis, TDCC's Board reviewed and determined a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considered the level of TDCC’s earnings and cash flows and the outstanding intercompany loan balances. For the three months ended March 31, 2019, TDCC declared and paid dividends to DowDuPont of $535 million ($1,057 million for the three months ended March 31, 2018). At March 31, 2019, TDCC's outstanding intercompany loan balance was zero (insignificant at December 31, 2018). In addition, at March 31, 2019, TDCC had a receivable related to a tax sharing agreement with DowDuPont of $89 million ($89 million at December 31, 2018), included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

DuPont and its Affiliates
TDCC sells to and procures from DuPont and its affiliates certain feedstocks, energy and raw materials that are consumed in each company's manufacturing process. In addition, TDCC and DuPont have tolling arrangements and recognize product sales for agriculture products. The following table presents amounts due to or due from DuPont and its affiliates:

Balances Due To or Due From DuPont and its Affiliates	Mar 31, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - Other	$201	$288
Accounts payable - Other	$112	$201

The following table presents revenue earned and expenses incurred related to transactions with DuPont and its affiliates:

Sales to DuPont and its Affiliates	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$106	$43
Cost of sales	$65	$26

TDCC also transferred certain feedstocks and energy to DuPont at cost which totaled $82 million for the three months ended March 31, 2019 ($79 million for the three months ended March 31, 2018), and was reflected in "Cost of sales" in the consolidated statements of income.

Purchases from DuPont and its affiliates were $115 million for the three months ended March 31, 2019 ($44 million for the three months ended March 31, 2018).

NOTE 19 – SUBSEQUENT EVENT
Separation from DowDuPont
On April 1, 2019, DowDuPont completed the previously announced separation of its materials science business. The separation was effected by way of a pro rata distribution of all of the then-issued and outstanding shares of Dow Inc. common stock to DowDuPont stockholders of record as of the close of business, Eastern Time, on March 21, 2019 (the “Record Date”). The shareholders of record of DowDuPont received one share of Dow Inc. common stock, par value $0.01 per share, for every three shares of DowDuPont common stock, par value $0.01 per share, held as of the Record Date. No fractional shares of Dow Inc. common stock were issued. Instead, cash in lieu of any fractional shares was paid to DowDuPont registered shareholders. The number of shares of Dow Inc. common stock issued on April 1, 2019 was 748.8 million shares. Dow Inc. is now an independent, publicly traded company and Dow Inc. common stock is listed on the New York Stock Exchange under the symbol “DOW.” Dow Inc. common stock began regular-way trading on April 2, 2019, the first day following the distribution.

Effective April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. As of the effective date and time of the distribution, DowDuPont does not beneficially own any equity interest in Dow and will no longer consolidate Dow and its consolidated subsidiaries into its financial results. Beginning in the second quarter of 2019, Dow’s consolidated financial results will reflect the results of Dow Inc. and its consolidated subsidiaries - that is, TDCC after giving effect to the distribution of TDCC’s agricultural sciences business (“AgCo”) and TDCC’s specialty products business (“SpecCo”) and the receipt of DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”). The consolidated financial results of Dow for periods prior to April 1, 2019, will reflect the distribution of AgCo and SpecCo as discontinued operations for each period presented as well as reflect the receipt of ECP as a common control transaction from the closing of the Merger on August 31, 2017.

On April 1, 2019, Dow Inc. received a cash contribution of $2,024 million from DowDuPont as part of the internal reorganization and business realignment steps between Dow Inc., TDCC and DowDuPont.

In connection with the separation, Dow Inc. entered into certain agreements with DowDuPont and/or Corteva, a subsidiary of DowDuPont which was formed to serve as the parent company for DowDuPont’s agriculture business, including the following: Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Intellectual Property Cross-License Agreements. In addition to establishing the terms of the separation, these agreements provide a framework for Dow’s interaction with DowDuPont and Corteva after the separation.

For additional information on the separation of the materials science business, refer to the Current Report on Form 8-K filed by Dow Inc. with the SEC on April 2, 2019, Amendment No. 4 to the Registration Statement on Form 10 ("Form 10") filed by Dow Inc. with the SEC on March 8, 2019, and related filings with the SEC. In addition, a summary of each of the above agreements can be found in the section entitled “Dow’s Relationship with New DuPont and Corteva Following the Distribution,” contained in the information statement filed as Exhibit 99.1 to the Form 10.

Dividends
On April 11, 2019, Dow Inc.’s Board of Directors declared a dividend of $0.70 per share, payable on June 14, 2019, to shareholders of record on May 31, 2019, consistent with its March 7, 2019 action declaring that a cash dividend of $525 million would be paid effective upon separation from DowDuPont.

2019 Stock Incentive Plan
On April 1, 2019, in connection with the separation, Dow Inc. adopted the 2019 Stock Incentive Plan. Subsequent to March 31, 2019, Dow Inc. granted the following stock-based compensation awards to employees and non-employee directors:

•	1.6 million stock options with a weighted-average exercise price of $54.89 and a weighted-average fair value of $7.99 per share;

•	1.7 million restricted stock units with a weighted-average fair value of $54.89 per share; and

•	1.2 million performance stock units with a weighted-average fair value of $57.58 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
Merger with DuPont
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 11, 2015, as amended on March 31, 2017, The Dow Chemical Company and its consolidated subsidiaries (“TDCC”) and E. I. du Pont de Nemours and Company and its consolidated subsidiaries (“DuPont”) each merged with subsidiaries of DowDuPont Inc. (“DowDuPont”) and, as a result, TDCC and DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. (together with TDCC, “Dow”) was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business.

As a result of Dow Inc.'s Registration Statement on Form 10 becoming effective on March 12, 2019 with the U.S. Securities and Exchange Commission ("SEC"), Dow Inc. is now required to file a Quarterly Report on Form 10-Q. At March 31, 2019, Dow Inc. and TDCC were separate wholly owned subsidiaries of DowDuPont. At March 31, 2019, Dow Inc. was a holding company that did not have subsidiaries or operations. As a result, financial statements of Dow Inc. have not been included in this Quarterly Report on Form 10-Q and, unless otherwise indicated, Management’s Discussion and Analysis of Financial Condition and Results of Operations, relate to TDCC.

From the Merger date and through March 31, 2019, TDCC’s business activities were components of DowDuPont’s business operations. TDCC’s business activities, including the assessment of performance and allocation of resources, were reviewed and managed by DowDuPont. Information used by the chief operating decision maker of TDCC related to TDCC in its entirety. Accordingly, there were no separate reportable business segments for TDCC under Accounting Standards Codification Topic 280 “Segment Reporting” and TDCC's business results have been reported in this Quarterly Report on Form 10-Q as a single operating segment.

From the Merger date and through March 31, 2019, DowDuPont owned all of the common stock of TDCC. Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q “Omission of Information by Certain Wholly-Owned Subsidiaries,” Dow is filing this Quarterly Report on Form 10-Q including required TDCC disclosures with a reduced disclosure format.

Subsequent Event - Separation from DowDuPont
On April 1, 2019, DowDuPont completed the previously announced separation of its materials science business. The separation was effected by way of a pro rata distribution of all of the then-issued and outstanding shares of Dow Inc. common stock to DowDuPont stockholders of record as of the close of business, Eastern Time, on March 21, 2019 (the “Record Date”). The shareholders of record of DowDuPont received one share of Dow Inc. common stock, par value $0.01 per share, for every three shares of DowDuPont common stock, par value $0.01 per share, held as of the Record Date. No fractional shares of Dow Inc. common stock were issued. Instead, cash in lieu of any fractional shares was paid to DowDuPont registered shareholders. The number of shares of Dow Inc. common stock issued on April 1, 2019 was 748.8 million shares. Dow Inc. is now an independent, publicly traded company and Dow Inc. common stock is listed on the New York Stock Exchange under the symbol “DOW.” Dow Inc. common stock began regular-way trading on April 2, 2019, the first day following the distribution.

Effective April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. As of the effective date and time of the distribution, DowDuPont does not beneficially own any equity interest in Dow and will no longer consolidate Dow and its consolidated subsidiaries into its financial results. Beginning in the second quarter of 2019, Dow’s consolidated financial results will reflect the results of Dow Inc. and its consolidated subsidiaries - that is, TDCC after giving effect to the distribution of TDCC’s agricultural sciences business (“AgCo”) and TDCC’s specialty products business (“SpecCo”) and the receipt of DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”). The consolidated financial results of Dow for periods prior to April 1, 2019, will reflect the distribution of AgCo and SpecCo as discontinued operations for each period presented as well as reflect the receipt of ECP as a common control transaction from the closing of the Merger on August 31, 2017. As a result of the future relationship between Dow Inc. and TDCC, the companies are filing a combined report for this Quarterly Report on Form 10-Q.

For additional information on the separation of the materials science business, refer to the Current Report on Form 8-K filed by Dow Inc. with the SEC on April 2, 2019, Amendment No. 4 to the Registration Statement on Form 10 filed by Dow Inc. with the SEC on March 8, 2019, and related filings with the SEC.

Selected Financial Data	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$13,582	$14,899

Cost of sales ("COS")	$10,707	$11,552
Percent of net sales	78.8%	77.5%

Research and development expenses ("R&D")	$361	$386
Percent of net sales	2.7%	2.6%

Selling, general and administrative expenses ("SG&A")	$701	$751
Percent of net sales	5.2%	5.0%

Effective tax rate	31.7%	20.9%

Net income available for common stockholder	$541	$1,342

RESULTS OF OPERATIONS
Net Sales
The following table summarizes sales variances by geographic region from the prior year:

Sales Variances by Geographic Region	Three Months Ended Mar 31, 2019
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Percentage change from prior year
U.S. & Canada	(7)%	—%	(4)%	—%	(11)%
EMEA [1]	(7)	(5)	1	(1)	(12)
Asia Pacific	(9)	(2)	9	—	(2)
Latin America	(10)	(1)	2	—	(9)
Total	(8)%	(2)%	1%	—%	(9)%

1.	Europe, Middle East and Africa.

Net sales in the first quarter of 2019 were $13.6 billion, down 9 percent from $14.9 billion in the first quarter of last year, primarily due to decreased local price and the unfavorable impact of currency. Sales decreased in all geographic regions with double-digit declines in EMEA (down 12 percent) and U.S. & Canada (down 11 percent). Local price decreased 8 percent, primarily in response to lower feedstock and raw material costs. Local price decreased in all geographic regions and across most principal product groups, except Consumer Solutions, Transportation & Advanced Polymers and Industrial Biosciences. Local price was flat in Safety & Construction, Nutrition & Health and Electronics & Imaging. Currency unfavorably impacted sales 2 percent compared with the same period last year, driven primarily by EMEA (down 5 percent). Volume increased 1 percent as increases in Polyurethanes & CAV, Crop Protection, Safety & Construction, Packaging and Specialty Plastics, Consumer Solutions, Industrial Solutions and Electronics & Imaging more than offset declines in Hydrocarbons & Energy, Seed, Transportation & Advanced Polymers, Industrial Biosciences and Coatings & Performance Monomers. Volume was flat in Nutrition & Health. Volume increased in all geographic regions, except U.S & Canada (down 4 percent). Portfolio & Other was flat compared with the same period last year.

Cost of Sales
COS was $10.7 billion in the first quarter of 2019, down from $11.6 billion in the first quarter of 2018. COS decreased in the first quarter of 2019 primarily due to lower feedstock and other raw material costs, decreased planned maintenance turnaround costs, lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies which more than offset the impact of increased sales volume, which reflected additional supply from Sadara Chemical Company (“Sadara”). COS as a percentage of net sales in the first quarter of 2019 was 78.8 percent compared with 77.5 percent in the same period last year.

Research and Development Expenses
R&D expenses totaled $361 million in the first quarter of 2019, down $25 million (6 percent) from $386 million in the first quarter of 2018. R&D expenses decreased primarily due to cost synergies.

Selling, General and Administrative Expenses
SG&A expenses were $701 million in the first quarter of 2019, down $50 million (7 percent) from $751 million in the first quarter of last year. SG&A expenses decreased primarily due to cost synergies.

Amortization of Intangibles
Amortization of intangibles was $154 million in the first quarter of 2019, down from $159 million in the first quarter of 2018. See Note 7 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures within the Agriculture division in preparation for its intended separation as a standalone company ("Agriculture Division Program"). For the three months ended March 31, 2019, TDCC recorded a favorable adjustment of $4 million to the severance and related benefit costs reserve. TDCC expects actions related to the Agriculture Division Program to be substantially complete by mid 2019.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger and in preparation for the business separations. For the three months ended March 31, 2019, TDCC recorded pretax restructuring charges of $224 million, consisting of severance and related benefit costs of $72 million, asset write-downs and write-offs of $100 million and costs associated with exit and disposal activities of $52 million. For the three months ended March 31, 2018, TDCC recorded pretax restructuring charges of $163 million, consisting of severance and related benefit costs of $104 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $11 million. TDCC expects actions related to the Synergy Program to be substantially complete by the end of 2019. See Note 4 to the Consolidated Financial Statements for details on TDCC's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities, as well as the ownership restructure of Dow Silicones Corporation ("Dow Silicones") (through May 31, 2018), were $408 million in the first quarter of 2019, up from $202 million in the first quarter of 2018. The increase was due to increased costs related to business separation activities.

Equity in Earnings of Nonconsolidated Affiliates
TDCC's share of the earnings of nonconsolidated affiliates was $13 million in the first quarter of 2019, down from $243 million in the first quarter of 2018, primarily due to increased equity losses from Sadara and lower equity earnings from the Kuwait joint ventures (due to lower monoethylene glycol and polyethylene prices), the Thai joint ventures and the HSC Group.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the first quarter of 2019 was income of $73 million, a decrease of $10 million compared with income of $83 million in the first quarter of 2018.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $247 million in the first quarter of 2019, down from $270 million in the first quarter of 2018, as lower interest bearing notes issued in the fourth quarter of 2018 replaced higher interest bearing notes redeemed in the fourth quarter of 2018.

Provision for Income Taxes
TDCC's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most of the earnings from TDCC's equity method investments are taxed at the joint venture level. The effective tax rate for the first quarter of 2019 was 31.7 percent, compared with 20.9 percent for the first quarter of 2018. The tax rate in the first quarter of 2019 was unfavorably impacted by non-deductible restructuring costs and tax impacts related to spin preparation activities and favorably impacted by tax benefits related to the issuance of stock-based compensation and deferred tax remeasurement in foreign jurisdictions. The tax rate in the first quarter of 2018 was favorably impacted by tax benefits related to the issuance of stock-based compensation and unfavorably impacted by non-deductible restructuring costs and certain provisions in the Tax Cuts and Jobs Act related to the taxability of foreign earnings.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $45 million in the first quarter of 2019, up from $35 million in the first quarter of 2018.

Net Income Available for the Common Stockholder
Net income available for the common stockholder was $541 million in the first quarter of 2019, down from $1,342 million in the first quarter of 2018. From the Merger date and through March 31, 2019, TDCC had no publicly traded common stock. At March 31, 2019, TDCC's common shares were owned solely by its parent company, DowDuPont. Following the separation, TDCC's common shares are owned solely by Dow Inc.

CHANGES IN FINANCIAL CONDITION
TDCC had cash and cash equivalents of $2,969 million at March 31, 2019 and $2,669 million at December 31, 2018, of which $2,269 million at March 31, 2019 and $1,963 million at December 31, 2018, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, TDCC makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. TDCC has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2019, TDCC has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to TDCC.

TDCC's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Cash provided by (used for):
Operating activities	$1,426	$(158)
Investing activities	(486)	(92)
Financing activities	(667)	(853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	100
Summary
Increase (Decrease) in cash, cash equivalents and restricted cash	$303	$(1,003)
Cash, cash equivalents and restricted cash at beginning of period	2,709	6,207
Cash, cash equivalents and restricted cash at end of period	$3,012	$5,204
Less: Restricted cash and cash equivalents, included in "Other current assets"	43	18
Cash and cash equivalents at end of period	$2,969	$5,186

Cash Flows from Operating Activities
In the first three months of 2019, cash provided by operating activities was $1,426 million, up $1,584 million compared with cash used for operating activities of $158 million in the first three months of 2018, primarily reflecting a decrease in cash used for working capital, advance payments from a customer for product supply agreements, lower pension contributions and higher dividends received from nonconsolidated affiliates which were partially offset by lower cash earnings.

Cash Flows from Operating Activities - Non-GAAP
The following table reconciles cash flows from operating activities to a non-GAAP measure regarding cash flows from operating activities excluding the impact of Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and related interpretive guidance for the three months ended March 31, 2018. Management believes this non-GAAP financial measure is relevant and meaningful as it presents cash flows from operating activities inclusive of all trade accounts receivable collection activity, which TDCC utilizes in support of its operating activities.

Cash Flows from Operating Activities Excluding Impact of ASU 2016-15 and Additional Interpretive Guidance (non-GAAP)	Three Months Ended
In millions	Mar 31, 2018
Cash flows from operating activities - Updated for impact of ASU 2016-15 and additional interpretive guidance (GAAP)	$(158)
Less: Impact of ASU 2016-15 and additional interpretive guidance	445
Cash flows from operating activities - Excluding impact of ASU 2016-15 and additional interpretive guidance (non-GAAP)	$287

Cash Flows from Investing Activities
In the first three months of 2019, cash used for investing activities was $486 million, primarily due to capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. In the first three months of 2018, cash used for investing activities was $92 million, primarily due to purchases of investments and capital expenditures, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits.

Capital spending was $514 million in the first three months of 2019, compared with $423 million in the first three months of 2018. TDCC expects full year capital spending in 2019 to be approximately $2.5 billion, below depreciation and amortization expense and inclusive of capital spending for targeted cost synergy and business separation projects.

In the first three months of 2019, TDCC waived $135 million of accounts receivable with Sadara, which was converted into equity. TDCC expects to loan up to $500 million to Sadara during the remainder of 2019. All or a portion of the loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first three months of 2019, cash used for financing activities decreased to $667 million compared with $853 million in the same period last year, primarily due to a decrease in dividends paid, which was partially offset by less commercial paper issued during the period.

Subsequent Event
On April 1, 2019, Dow Inc. received a cash contribution of $2,024 million from DowDuPont as part of the internal reorganization and business realignment steps between Dow Inc., TDCC and DowDuPont.

Liquidity & Financial Flexibility
TDCC’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and TDCC's ability to access debt markets is expected to meet TDCC’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to its parent company and other needs. In addition to cash from operating activities, TDCC’s current liquidity sources also include U.S. and Euromarket commercial paper, committed credit facilities and other debt markets. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at March 31, 2019 ($10 million at December 31, 2018). TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to March 31, 2019, TDCC issued approximately $1,650 million of commercial paper.

Committed Credit Facilities
In the event TDCC has short-term liquidity needs and is unable to issue commercial paper for any reason, TDCC has the ability to access liquidity through its committed and available credit facilities. At March 31, 2019, TDCC had total committed credit facilities of $12.1 billion and available credit facilities of $7.6 billion. See Note 9 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

In connection with the ownership restructure of Dow Silicones on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). On April 5, 2019, Dow Silicones voluntarily repaid $2.0 billion of principal on the Term Loan Facility, which was classified as "Long-term debt due within one year" in the consolidated balance sheets at March 31, 2019. Dow Silicones intends to exercise the 2-year extension option on the remaining principal balance of $2.5 billion. See Note 9 to the Consolidated Financial Statements for additional information on the Term Loan Facility.

Debt
As TDCC continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as TDCC believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At March 31, 2019, net debt as a percent of total capitalization decreased to 37.3 percent, compared with 38.0 percent at December 31, 2018, primarily due to an increase in cash.

Total Debt	Mar 31, 2019	Dec 31, 2018
In millions
Notes payable	$317	$305
Long-term debt due within one year	2,369	340
Long-term debt	17,160	19,254
Gross debt	$19,846	$19,899
- Cash and cash equivalents	2,969	2,669
- Marketable securities	101	100
Net debt	$16,776	$17,130
Gross debt as a percent of total capitalization	41.4%	41.6%
Net debt as a percent of total capitalization	37.3%	38.0%

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.41 to 1.00 at March 31, 2019. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2019. For information on TDCC's covenants and default provisions, see Note 15 to the Consolidated Financial Statements in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first quarter of 2019.

Subsequent Event
On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. In conjunction with the separation, Dow Inc. is obligated, substantially concurrently with the issuance of any guarantee in respect of outstanding or committed indebtedness under the Revolving Credit Agreement, to enter into a supplemental indenture with TDCC and the trustee under TDCC’s existing 2008 base indenture governing certain notes issued by TDCC. Under such supplemental indenture, Dow Inc. will guarantee all outstanding debt securities and all amounts due under such existing base indenture and will become subject to certain covenants and events of default under the existing base indenture.

In addition, the Revolving Credit Agreement includes an event of default which would be triggered in the event Dow Inc. incurs or guarantees third party indebtedness for borrowed money in excess of $250 million or engages in any material activity or directly owns any material assets, in each case, subject to certain conditions and exceptions. Dow Inc. may, at its option, cure the event of default by delivering an unconditional and irrevocable guarantee to the administrative agent within thirty days of the event or events giving rise to such event of default.

No such events have occurred or have been triggered at the time of the filing of this Quarterly Report on Form 10-Q.

Management expects that TDCC will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At April 30, 2019, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB+	F2	Stable

Downgrades in TDCC's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Dividends
Dow Inc.
On April 11, 2019, Dow Inc.’s Board of Directors declared a dividend of $0.70 per share, payable on June 14, 2019, to shareholders of record on May 31, 2019, consistent with its March 7, 2019 action declaring that a cash dividend of $525 million would be paid effective upon separation from DowDuPont.

TDCC
Effective with the Merger, TDCC no longer has publicly traded common stock. At March 31, 2019, TDCC's common shares were owned solely by its parent company, DowDuPont. Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. Funding was accomplished through intercompany loans. On a quarterly basis, TDCC's Board of Directors reviewed and determined a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considered the level of TDCC’s earnings and cash flows and the outstanding intercompany loan balances. For the three months ended March 31, 2019, TDCC declared and paid dividends to DowDuPont of $535 million ($1,057 million for the three months ended March 31, 2018). See Note 18 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On February 25, 2019, Dow Inc. announced a new $3.0 billion share repurchase program. The program has no expiration date.

Restructuring
The activities related to the DowDuPont Agriculture Division Program and the Synergy Program are expected to result in additional cash expenditures of approximately $350 million, primarily through the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 4 to the Consolidated Financial Statements). TDCC expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. TDCC also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities, as well as the ownership restructure of Dow Silicones (through May 31, 2018), were $408 million for the three months ended March 31, 2019 and $202 million for the three months ended March 31, 2018. Integration and separation costs related to post-Merger integration and business separation activities are expected to decline through the remainder of 2019, but are expected to be significant in 2019.

Contractual Obligations
Information related to TDCC’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 15, 16 and 19 to the Consolidated Financial Statements in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the items noted below, there have been no material changes in TDCC’s contractual obligations since December 31, 2018.

Contractual Obligations at Mar 31, 2019	Payments Due In
In millions	2019	2020-2021	2022-2023	2024 and beyond	Total
Long-term debt obligations [1]	$2,307	$6,088	$2,007	$9,451	$19,853
Expected cash requirements for interest [2]	$673	$1,629	$1,168	$6,907	$10,377
Operating leases	$437	$936	$634	$1,157	$3,164

1.
Excludes unamortized debt discount and issuance costs of $324 million. Includes finance lease obligations of $369 million. Assumes the option to extend will be exercised for $2.5 billion of the Dow Silicones Term Loan Facility.

2.	Cash requirements for interest on long-term debt was calculated using current interest rates at March 31, 2019, and includes $4,919 million of various floating rate notes.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations TDCC has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. TDCC holds variable interests in joint ventures accounted for under the equity method of accounting. TDCC is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 17 to the Consolidated Financial Statements).

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when TDCC undertakes an obligation to guarantee the performance of others if specific triggering events occur. TDCC had outstanding guarantees at March 31, 2019 of $4,514 million, down from $4,523 million at December 31, 2018. Additional information related to guarantees can be found in the "Guarantees" section of Note 10 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 16 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. TDCC’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in TDCC’s 2018 10-K. Since December 31, 2018, there have been no material changes in TDCC’s accounting policies that are impacted by judgments, assumptions and estimates.

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide Corporation ("Union Carbide") is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants.

Asbestos-Related Claim Activity	2019	2018
Claims unresolved at Jan 1	12,780	15,427
Claims filed	1,383	1,932
Claims settled, dismissed or otherwise resolved	(1,569)	(3,026)
Claims unresolved at Mar 31	12,594	14,333
Claimants with claims against both Union Carbide and Amchem	(4,509)	(5,148)
Individual claimants at Mar 31	8,085	9,185

Plaintiffs’ lawyers often sue numerous defendants in individual lawsuits or on behalf of numerous claimants. As a result, the damages alleged are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide’s litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 10 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as to TDCC pursuant to General Instruction H of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Dow Inc. and The Dow Chemical Company (the "Companies") carried out an evaluation, under the supervision and with the participation of the Companies' Disclosure Committee and the Companies' management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Companies' disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Companies' disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first quarter of 2019. For a current status of this matter, see Note 10 to the Consolidated Financial Statements.

Environmental Matters
On July 7, 2018, The Dow Chemical Company (“TDCC”) received an informal notice that the U.S. Environmental Protection Agency ("EPA"), Region 6 was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous wastes at its Freeport, Texas, manufacturing facility, pursuant to the Risk Management Plan requirements of the Clean Air Act. On March 4, 2019, the EPA and TDCC entered into a Consent Agreement and Final Order, which TDCC agreed to pay a fine of $260,349 and certify compliance with specified regulations with the EPA.

On March 5, 2019, Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of TDCC, received an informal notice that the EPA, Region 6 was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous materials at Union Carbide's Seadrift, Texas, manufacturing facility, pursuant to the Risk Management Plan requirements of the Clean Air Act. Discussions between the EPA and Union Carbide are ongoing.

ITEM 1A. RISK FACTORS
Dow Inc.’s Information Statement, dated March 12, 2019, attached as Exhibit 99.1 to the Dow Inc. Form 8-K filed with the U.S. Securities and Exchange Commission on April 1, 2019, includes a discussion of risk factors identified by Dow Inc. under the heading “Risk Factors.” There have been no material changes to such Risk Factors, which are incorporated by reference into Item 1A on this Quarterly Report on Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement, dated as of April 1, 2019, by and among Corteva, Inc., Dow Inc. and DowDuPont Inc. (incorporated by reference to Exhibit 2.1 to Dow Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2019).

3.1	Amended and Restated Certificate of Incorporation of Dow Inc. (incorporated by reference to Exhibit 3.1 to Dow Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
3.2	Amended and Restated Bylaws of Dow Inc. (incorporated by reference to Exhibit 3.2 to Dow Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2019).
4.3
Dow Inc. agrees to provide the SEC, on request, copies of all other such indentures and instruments that define the rights of holders of long-term debt of Dow Inc. and its consolidated subsidiaries, including The Dow Chemical Company, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1
Tax Matters Agreement, dated as of April 1, 2019, by and among DowDuPont Inc., Dow Inc., and Corteva, Inc. (incorporated by reference to Exhibit 10.1 to Dow Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2019).

10.2
Employee Matters Agreement, dated as of April 1, 2019, by and among DowDuPont Inc., Dow Inc., and Corteva, Inc. (incorporated by reference to Exhibit 10.2 to Dow Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2019).

10.3
MatCo/SpecCo Intellectual Property Cross License Agreement, dated as of April 1, 2019, by and between Dow Inc. et al and DowDuPont Inc. et al (incorporated by reference to Exhibit 10.3 to Dow Inc.’s Current Report on Form 8‑K filed with the SEC on April 2, 2019).

10.4
MatCo/AgCo Intellectual Property Cross License Agreement, dated as of April 1, 2019, by and between Dow Inc. et al and Corteva, Inc. et al (incorporated by reference to Exhibit 10.4 to Dow Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2019).

10.5	Dow Inc. 2019 Stock Incentive Plan effective as of April 1, 2019 (incorporated by reference to Exhibit 4.4 to Dow Inc.’s Registration Statement on Form S-3, filed with the SEC on April 1, 2019).
10.5.1
Form of Performance Stock Unit Award Agreement under the Dow Inc. 2019 Stock Incentive Plan effective as of April 1, 2019 (incorporated by reference to Exhibit 4.4.1 to Dow Inc.’s Registration Statement on Form S-3, filed with the SEC on April 1, 2019).

10.5.2
Form of Restricted Stock Award Agreement under the Dow Inc. 2019 Stock Incentive Plan effective as of April 1, 2019 (incorporated by reference to Exhibit 4.4.2 to Dow Inc.’s Registration Statement on Form S-3, filed with the SEC on April 1, 2019).

10.5.3
Form of Restricted Stock Unit Award Agreement under the Dow Inc. 2019 Stock Incentive Plan effective as of April 1, 2019 (incorporated by reference to Exhibit 4.4.3 to Dow Inc.’s Registration Statement on Form S-3, filed with the SEC on April 1, 2019).

10.5.4
Form of Stock Appreciation Right Award Agreement under the Dow Inc. 2019 Stock Incentive Plan effective as of April 1, 2019 (incorporated by reference to Exhibit 4.4.4 to Dow Inc.’s Registration Statement on Form S-3, filed with the SEC on April 1, 2019).

10.5.5
Form of Stock Option Award Agreement under the Dow Inc. 2019 Stock Incentive Plan effective as of April 1, 2019 (incorporated by reference to Exhibit 4.4.5 to Dow Inc.’s Registration Statement on Form S-3, filed with the SEC on April 1, 2019).

10.5.6
Form of Restricted Stock Unit Award Agreement (Director) under the Dow Inc. 2019 Stock Incentive Plan effective as of April 1, 2019 (incorporated by reference to Exhibit 4.4.6 to Dow Inc.’s Registration Statement on Form S-3, filed with the SEC on April 1, 2019).

10.8 *	The Dow Chemical Company Elective Deferral Plan (Pre-2005), restated and effective as of April 1, 2019.
10.9
The Dow Chemical Company Elective Deferral Plan (Post 2004), restated and effective as of April 1, 2019 (incorporated by reference to Exhibit 4.1 to The Dow Chemical Company’s Registration Statement on Form S-8 POS, filed with the SEC on April 1, 2019).

10.10 *	Dow Inc. Voluntary Deferred Compensation Plan for Non-Employee Directors, restated and effective as of April 1, 2019.
23 *	Ankura Consulting Group, LLC's Consent.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith

Dow Inc. The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW INC.
THE DOW CHEMICAL COMPANY
Date: May 3, 2019

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax