Form 10-Q
period 2019-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2019-07-25
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2019
or
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
Dow Inc. ☑   Yes    ☐  No
The Dow Chemical Company ☑   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Dow Inc. ☐   Yes    ☑  No
The Dow Chemical Company ☐   Yes    ☑  No
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Dow Inc.	Common Stock, par value $0.01 per share	DOW	New York Stock Exchange
The Dow Chemical Company	4.625% Notes due October 1, 2044	DOW/44	New York Stock Exchange
Dow Inc. had 743,212,006 shares of common stock, $0.01 par value, outstanding at June 30, 2019. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2019, all of which were held by the registrant’s parent, Dow Inc.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2019

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries

This Quarterly Report on Form 10-Q is a combined report being filed by Dow Inc. and The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the "Company"). This Quarterly Report on Form 10‑Q reflects the results of Dow and its consolidated subsidiaries, after giving effect to the distribution to DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) and the receipt of E. I. du Pont de Nemours and Company and its consolidated subsidiaries' (“Historical DuPont”) ethylene and ethylene copolymers business (other than its ethylene acrylic elastomers business) ("ECP"). The U.S. GAAP consolidated financial results of Dow Inc. and TDCC reflect the distribution of AgCo and SpecCo as discontinued operations for the applicable periods presented as well as the receipt of ECP as a common control transaction from the closing of the merger with Historical DuPont on August 31, 2017. In addition, following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Performance Materials & Coatings, Industrial Intermediates & Infrastructure and Packaging & Specialty Plastics. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and the expectation that the financial statements and disclosures of each company will be substantially similar, the companies are filing a combined report for this Quarterly Report on Form 10-Q. The information reflected in this report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted. Each of Dow Inc. and TDCC is filing information in this report on its own behalf and neither company makes any representation to the information relating to the other company.

Background
On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC, owning all of the outstanding common shares of TDCC. For filings related to the period commencing April 1, 2019 and thereafter, TDCC was deemed the predecessor to Dow Inc., and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019.

The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and Historical DuPont each merged with subsidiaries of DowDuPont and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business.

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance, financial condition, and other matters, and often contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” "target," “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements are based on certain assumptions and expectations of future events which may not be realized and speak only as of the date the statements were made. In addition, forward-looking statements also involve risks, uncertainties and other factors that are beyond Dow’s control that could cause Dow’s actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to: fluctuations in energy and raw material prices; failure to develop and market new products and optimally manage product life cycles; significant litigation and environmental matters; failure to appropriately manage process safety and product stewardship issues; changes in laws and regulations or political conditions; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war; weather events and natural disasters; ability to protect, defend and enforce Dow’s intellectual property rights; increased competition; changes in relationships with Dow’s significant customers and suppliers; unanticipated expenses such as litigation or legal settlement expenses; unanticipated business disruptions; Dow’s ability to predict, identify and interpret changes in consumer preferences and demand; Dow’s ability to complete proposed divestitures or acquisitions; Dow’s ability to realize the expected benefits of acquisitions if they are completed; the availability of financing to Dow in the future and the terms and conditions of such financing; and disruptions in Dow’s information technology networks and systems. Additionally, there may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business.

Risks related to achieving the anticipated benefits of Dow's separation from DowDuPont include, but are not limited to, a number of conditions outside the control of Dow, including risks related to Dow's inability to achieve some or all of the benefits that it expects to receive from the separation from DuPont; certain tax risks associated with the separation; Dow's inability to make necessary changes to operate as a stand-alone company; the failure of Dow's pro forma financial information to be a reliable indicator of Dow's future results; Dow's inability to enjoy the same benefits of diversity, leverage and market reputation that it enjoyed as a combined company; Dow's inability to receive third-party consents required under the separation agreement; Dow's customers, suppliers and others' perception of Dow's financial stability on a stand-alone basis; non-compete restrictions under the separation agreement; receipt of less favorable terms in the commercial agreements Dow entered into with DuPont and Corteva, Inc. ("Corteva"), including restrictions under intellectual property cross-license agreements, than Dow would have received from an unaffiliated third party; and Dow's obligation to indemnify DuPont and/or Corteva for certain liabilities.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. For a more detailed discussion of Dow’s risks and uncertainties, see the section titled “Risk Factors” in: Dow's Quarterly Report on Form 10-Q for the period ended June 30, 2019, in the Information Statement filed as Exhibit 99.1 to Amendment No. 4 to the Registration Statement of Dow Inc. on Form 10, filed with the SEC on March 8, 2019, and in Part I, Item 1A of TDCC's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 11, 2019. Dow undertakes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$11,014	$12,789	$21,983	$25,026
Cost of sales	9,420	10,540	18,562	20,520
Research and development expenses	208	221	398	429
Selling, general and administrative expenses	422	485	870	967
Amortization of intangibles	104	118	220	236
Restructuring and asset related charges - net	65	40	221	127
Integration and separation costs	348	262	800	486
Equity in earnings (losses) of nonconsolidated affiliates	(15)	193	(29)	394
Sundry income (expense) - net	(1)	(14)	68	40
Interest income	21	18	39	38
Interest expense and amortization of debt discount	237	261	478	523
Income from continuing operations before income taxes	215	1,059	512	2,210
Provision for income taxes on continuing operations	125	249	266	475
Income from continuing operations, net of tax	90	810	246	1,735
Income from discontinued operations, net of tax	—	554	445	1,068
Net income	90	1,364	691	2,803
Net income attributable to noncontrolling interests	15	31	60	66
Net income available for Dow Inc. common stockholders	$75	$1,333	$631	$2,737

Per common share data:
Earnings per common share from continuing operations - basic	$0.10	$1.05	$0.26	$2.26
Earnings per common share from discontinued operations - basic	—	0.73	0.58	1.40
Earnings per common share - basic	$0.10	$1.78	$0.84	$3.66
Earnings per common share from continuing operations - diluted	$0.10	$1.05	$0.26	$2.26
Earnings per common share from discontinued operations - diluted	—	0.73	0.58	1.40
Earnings per common share - diluted	$0.10	$1.78	$0.84	$3.66

Weighted-average common shares outstanding - basic	742.8	747.2	745.0	747.2
Weighted-average common shares outstanding - diluted	747.9	747.2	747.6	747.2

Depreciation	$538	$540	$1,081	$1,094
Capital expenditures	$470	$489	$912	$868
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net income	$90	$1,364	$691	$2,803
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	33	(14)	100	(39)
Cumulative translation adjustments	67	(470)	36	(94)
Pension and other postretirement benefit plans	106	124	247	250
Derivative instruments	(204)	118	(279)	124
Total other comprehensive income (loss)	2	(242)	104	241
Comprehensive income	92	1,122	795	3,044
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	21	(1)	72	27
Comprehensive income attributable to Dow Inc.	$71	$1,123	$723	$3,017
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2019: $26; 2018: $71)	$2,446	$2,724
Marketable securities	20	100
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2019: $40; 2018: $42)	5,661	5,646
Other	2,908	3,389
Inventories	6,841	6,899
Other current assets	761	712
Assets of discontinued operations - current	—	19,900
Total current assets	18,637	39,370
Investments
Investment in nonconsolidated affiliates	2,968	3,320
Other investments (investments carried at fair value - 2019: $1,688; 2018: $1,699)	2,558	2,646
Noncurrent receivables	785	360
Total investments	6,311	6,326
Property
Property	54,937	53,984
Less accumulated depreciation	33,687	32,566
Net property (variable interest entities restricted - 2019: $657; 2018: $683)	21,250	21,418
Other Assets
Goodwill	9,848	9,846
Other intangible assets (net of accumulated amortization - 2019: $3,657; 2018: $3,379)	4,000	4,225
Operating lease right-of-use assets	2,183	—
Deferred income tax assets	1,857	1,779
Deferred charges and other assets	803	735
Total other assets	18,691	16,585
Total Assets	$64,889	$83,699
Liabilities and Equity
Current Liabilities
Notes payable	$544	$298
Long-term debt due within one year	297	338
Accounts payable:
Trade	4,188	4,456
Other	2,179	2,479
Operating lease liabilities - current	421	—
Income taxes payable	370	557
Accrued and other current liabilities	3,606	2,931
Liabilities of discontinued operations - current	—	4,488
Total current liabilities	11,605	15,547
Long-Term Debt (variable interest entities nonrecourse - 2019: $45; 2018: $75)	17,155	19,253
Other Noncurrent Liabilities
Deferred income tax liabilities	500	501
Pension and other postretirement benefits - noncurrent	8,674	8,926
Asbestos-related liabilities - noncurrent	1,113	1,142
Operating lease liabilities - noncurrent	1,779	—
Other noncurrent obligations	5,563	4,709
Total other noncurrent liabilities	17,629	15,278
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2019: 749,025,762 shares; 2018: 100 shares)	7	—
Additional paid-in capital	7,186	7,042
Retained earnings	20,110	35,460
Accumulated other comprehensive loss	(8,988)	(9,885)
Unearned ESOP shares	(99)	(134)
Treasury stock at cost (2019: 5,813,756 shares; 2018: zero shares)	(305)	—
Dow Inc.’s stockholders’ equity	17,911	32,483
Noncontrolling interests	589	1,138
Total equity	18,500	33,621
Total Liabilities and Equity	$64,889	$83,699
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2019	Jun 30, 2018
Operating Activities
Net income	$691	$2,803
Less: Income from discontinued operations, net of tax	445	1,068
Income from continuing operations, net of tax	246	1,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486	1,451
Provision (credit) for deferred income tax	(63)	7
Earnings of nonconsolidated affiliates less than dividends received	880	196
Net periodic pension benefit cost	57	169
Pension contributions	(152)	(373)
Net gain on sales of assets, businesses and investments	(27)	(26)
Adjustment to gain on step acquisition of nonconsolidated affiliate	—	20
Restructuring and asset related charges - net	221	127
Other net loss	115	241
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	239	(1,115)
Inventories	58	(912)
Accounts payable	(450)	1,299
Other assets and liabilities, net	(607)	(1,315)
Cash provided by operating activities - continuing operations	2,003	1,504
Cash provided by operating activities - discontinued operations	253	289
Cash provided by operating activities	2,256	1,793
Investing Activities
Capital expenditures	(912)	(868)
Investment in gas field developments	(48)	(46)
Purchases of previously leased assets	(9)	—
Proceeds from sales of property and businesses, net of cash divested	9	14
Investments in and loans to nonconsolidated affiliates	(228)	(2)
Distributions and loan repayments from nonconsolidated affiliates	—	55
Purchases of investments	(393)	(900)
Proceeds from sales and maturities of investments	735	751
Proceeds from interests in trade accounts receivable conduits	—	656
Cash used for investing activities - continuing operations	(846)	(340)
Cash used for investing activities - discontinued operations	(34)	(112)
Cash used for investing activities	(880)	(452)
Financing Activities
Changes in short-term notes payable	162	345
Proceeds from issuance of long-term debt	2,010	—
Payments on long-term debt	(4,221)	(568)
Purchases of treasury stock	(305)	—
Proceeds from issuance of parent company stock	34	85
Transaction financing, debt issuance and other costs	(56)	—
Employee taxes paid for share-based payment arrangements	(50)	(70)
Distributions to noncontrolling interests	(7)	(39)
Purchases of noncontrolling interests	(127)	—
Dividends paid to stockholders	(517)	—
Dividends paid to DowDuPont Inc.	(535)	(2,110)
Settlements and transfers related to separation from DowDuPont Inc.	1,963	(215)
Other financing activities, net	—	3
Cash used for financing activities - continuing operations	(1,649)	(2,569)
Cash used for financing activities - discontinued operations	(18)	(43)
Cash used for financing activities	(1,667)	(2,612)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(69)
Summary
Decrease in cash, cash equivalents and restricted cash	(281)	(1,340)
Cash, cash equivalents and restricted cash at beginning of period	2,764	6,208
Cash, cash equivalents and restricted cash at end of period	$2,483	$4,868
Less: Restricted cash and cash equivalents, included in "Other current assets"	37	45
Cash and cash equivalents at end of period	$2,446	$4,823
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Common Stock
Balance at beginning of period	$—	$—	$—	$—
Common stock issued	7	—	7	—
Balance at end of period	7	—	7	—
Additional Paid-in Capital
Balance at beginning of period	7,153	6,758	7,042	6,553
Common stock issued/sold	(1)	—	(1)	—
Issuance of parent company stock - DowDuPont Inc.	—	22	28	85
Stock-based compensation and allocation of ESOP shares	64	81	147	223
Other	(30)	—	(30)	—
Balance at end of period	7,186	6,861	7,186	6,861
Retained Earnings
Balance at beginning of period	35,403	33,899	35,460	33,742
Net income available for Dow Inc. common stockholders	75	1,333	631	2,737
Dividends to stockholders	(517)	—	(517)	—
Dividends to parent - DowDuPont Inc.	—	(1,053)	(535)	(2,110)
Common control transaction	(14,846)	(37)	(14,811)	(152)
Adoption of accounting standards	—	1,057	(111)	989
Other	(5)	(7)	(7)	(14)
Balance at end of period	20,110	35,192	20,110	35,192
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9,783)	(8,088)	(9,885)	(8,591)
Other comprehensive income (loss)	2	(242)	104	241
Common control transaction	793	—	793	—
Adoption of accounting standards	—	(1,057)	—	(1,037)
Balance at end of period	(8,988)	(9,387)	(8,988)	(9,387)
Unearned ESOP Shares
Balance at beginning of period	(105)	(150)	(134)	(189)
Allocation of ESOP shares	6	5	35	44
Balance at end of period	(99)	(145)	(99)	(145)
Treasury Stock
Balance at beginning of period	—	—	—	—
Treasury stock purchases	(305)	—	(305)	—
Balance at end of period	(305)	—	(305)	—
Dow Inc.'s stockholders' equity	17,911	32,521	17,911	32,521
Noncontrolling Interests	589	1,152	589	1,152
Total Equity	$18,500	$33,673	$18,500	$33,673

Dividends declared per share of common stock	$0.70	$—	$0.70	$—
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$11,014	$12,789	$21,983	$25,026
Cost of sales	9,419	10,540	18,561	20,520
Research and development expenses	208	221	398	429
Selling, general and administrative expenses	418	485	866	967
Amortization of intangibles	104	118	220	236
Restructuring and asset related charges - net	65	40	221	127
Integration and separation costs	324	262	776	486
Equity in earnings (losses) of nonconsolidated affiliates	(15)	193	(29)	394
Sundry income (expense) - net	109	(14)	178	40
Interest income	21	18	39	38
Interest expense and amortization of debt discount	249	261	490	523
Income from continuing operations before income taxes	342	1,059	639	2,210
Provision for income taxes on continuing operations	125	249	266	475
Income from continuing operations, net of tax	217	810	373	1,735
Income from discontinued operations, net of tax	—	554	445	1,068
Net income	217	1,364	818	2,803
Net income attributable to noncontrolling interests	15	31	60	66
Net income available for The Dow Chemical Company common stockholder	$202	$1,333	$758	$2,737

Depreciation	$538	$540	$1,081	$1,094
Capital expenditures	$470	$489	$912	$868
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net income	$217	$1,364	$818	$2,803
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	33	(14)	100	(39)
Cumulative translation adjustments	67	(470)	36	(94)
Pension and other postretirement benefit plans	106	124	247	250
Derivative instruments	(204)	118	(279)	124
Total other comprehensive income (loss)	2	(242)	104	241
Comprehensive income	219	1,122	922	3,044
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	21	(1)	72	27
Comprehensive income attributable to The Dow Chemical Company	$198	$1,123	$850	$3,017
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2019: $26; 2018: $71)	$2,446	$2,724
Marketable securities	20	100
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2019: $40; 2018: $42)	5,661	5,646
Other	2,912	3,389
Inventories	6,841	6,899
Other current assets	588	712
Assets of discontinued operations - current	—	19,900
Total current assets	18,468	39,370
Investments
Investment in nonconsolidated affiliates	2,968	3,320
Other investments (investments carried at fair value - 2019: $1,688; 2018: $1,699)	2,558	2,646
Noncurrent receivables	771	360
Total investments	6,297	6,326
Property
Property	54,937	53,984
Less accumulated depreciation	33,687	32,566
Net property (variable interest entities restricted - 2019: $657; 2018: $683)	21,250	21,418
Other Assets
Goodwill	9,848	9,846
Other intangible assets (net of accumulated amortization - 2019: $3,657; 2018: $3,379)	4,000	4,225
Operating lease right-of-use assets	2,183	—
Deferred income tax assets	1,857	1,779
Deferred charges and other assets	801	735
Total other assets	18,689	16,585
Total Assets	$64,704	$83,699
Liabilities and Equity
Current Liabilities
Notes payable	$1,691	$298
Long-term debt due within one year	297	338
Accounts payable:
Trade	4,187	4,456
Other	2,179	2,479
Operating lease liabilities - current	421	—
Income taxes payable	370	557
Accrued and other current liabilities	3,072	2,931
Liabilities of discontinued operations - current	—	4,488
Total current liabilities	12,217	15,547
Long-Term Debt (variable interest entities nonrecourse - 2019: $45; 2018: $75)	17,155	19,253
Other Noncurrent Liabilities
Deferred income tax liabilities	500	501
Pension and other postretirement benefits - noncurrent	8,674	8,926
Asbestos-related liabilities - noncurrent	1,113	1,142
Operating lease liabilities - noncurrent	1,779	—
Other noncurrent obligations	4,997	4,709
Total other noncurrent liabilities	17,063	15,278
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,192	7,042
Retained earnings	19,575	35,460
Accumulated other comprehensive loss	(8,988)	(9,885)
Unearned ESOP shares	(99)	(134)
The Dow Chemical Company’s stockholder's equity	17,680	32,483
Noncontrolling interests	589	1,138
Total equity	18,269	33,621
Total Liabilities and Equity	$64,704	$83,699
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2019	Jun 30, 2018
Operating Activities
Net income	$818	$2,803
Less: Income from discontinued operations, net of tax	445	1,068
Income from continuing operations, net of tax	373	1,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486	1,451
Provision (credit) for deferred income tax	(63)	7
Earnings of nonconsolidated affiliates less than dividends received	880	196
Net periodic pension benefit cost	57	169
Pension contributions	(152)	(373)
Net gain on sales of assets, businesses and investments	(27)	(26)
Adjustment to gain on step acquisition of nonconsolidated affiliate	—	20
Restructuring and asset related charges - net	221	127
Other net loss	115	241
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	240	(1,115)
Inventories	58	(912)
Accounts payable	(451)	1,299
Other assets and liabilities, net	(760)	(1,315)
Cash provided by operating activities - continuing operations	1,977	1,504
Cash provided by operating activities - discontinued operations	346	289
Cash provided by operating activities	2,323	1,793
Investing Activities
Capital expenditures	(912)	(868)
Investment in gas field developments	(48)	(46)
Purchases of previously leased assets	(9)	—
Proceeds from sales of property and businesses, net of cash divested	9	14
Investments in and loans to nonconsolidated affiliates	(228)	(2)
Distributions and loan repayments from nonconsolidated affiliates	—	55
Purchases of investments	(393)	(900)
Proceeds from sales and maturities of investments	735	751
Proceeds from interests in trade accounts receivable conduits	—	656
Cash used for investing activities - continuing operations	(846)	(340)
Cash used for investing activities - discontinued operations	(34)	(112)
Cash used for investing activities	(880)	(452)
Financing Activities
Changes in short-term notes payable	162	345
Changes in notes payable with Dow Inc.	1,135	—
Proceeds from issuance of long-term debt	2,010	—
Payments on long-term debt	(4,221)	(568)
Proceeds from issuance of parent company stock	34	85
Transaction financing, debt issuance and other costs	(56)	—
Employee taxes paid for share-based payment arrangements	(50)	(70)
Distributions to noncontrolling interests	(7)	(39)
Purchases of noncontrolling interests	(127)	—
Dividends paid to DowDuPont Inc.	(535)	(2,110)
Settlements and transfers related to separation from DowDuPont Inc.	(61)	(215)
Other financing activities, net	—	3
Cash used for financing activities - continuing operations	(1,716)	(2,569)
Cash used for financing activities - discontinued operations	(18)	(43)
Cash used for financing activities	(1,734)	(2,612)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(69)
Summary
Decrease in cash, cash equivalents and restricted cash	(281)	(1,340)
Cash, cash equivalents and restricted cash at beginning of period	2,764	6,208
Cash, cash equivalents and restricted cash at end of period	$2,483	$4,868
Less: Restricted cash and cash equivalents, included in "Other current assets"	37	45
Cash and cash equivalents at end of period	$2,446	$4,823
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,153	6,758	7,042	6,553
Issuance of parent company stock - Dow Inc.	6	—	6	—
Issuance of parent company stock - DowDuPont Inc.	—	22	28	85
Stock-based compensation and allocation of ESOP shares	64	81	147	223
Other	(31)	—	(31)	—
Balance at end of period	7,192	6,861	7,192	6,861
Retained Earnings
Balance at beginning of period	35,403	33,899	35,460	33,742
Net income available for The Dow Chemical Company common stockholder	202	1,333	758	2,737
Dividends to parent - DowDuPont Inc.	—	(1,053)	(535)	(2,110)
Common control transaction	(16,025)	(37)	(15,990)	(152)
Adoption of accounting standards	—	1,057	(111)	989
Other	(5)	(7)	(7)	(14)
Balance at end of period	19,575	35,192	19,575	35,192
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9,783)	(8,088)	(9,885)	(8,591)
Other comprehensive income (loss)	2	(242)	104	241
Common control transaction	793	—	793	—
Adoption of accounting standards	—	(1,057)	—	(1,037)
Balance at end of period	(8,988)	(9,387)	(8,988)	(9,387)
Unearned ESOP Shares
Balance at beginning of period	(105)	(150)	(134)	(189)
Allocation of ESOP shares	6	5	35	44
Balance at end of period	(99)	(145)	(99)	(145)
The Dow Chemical Company's stockholder's equity	17,680	32,521	17,680	32,521
Noncontrolling Interests	589	1,152	589	1,152
Total Equity	$18,269	$33,673	$18,269	$33,673
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Merger and Separation
On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") completed the separation of its materials science business and Dow Inc. became the direct parent company of The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the “Company”). The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries (“Historical DuPont”) each merged with subsidiaries of DowDuPont and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. See Note 3 for additional information.

Basis of Presentation
The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018.

Effective April 1, 2019, Dow Inc. owns all of the outstanding common shares of TDCC. TDCC is deemed the predecessor to Dow Inc. and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and the expectation that the financial statements and disclosures of each company will be substantially similar, the companies are filing a combined report for this Quarterly Report on Form 10-Q. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted.

As of the effective date and time of the distribution, DowDuPont does not beneficially own any equity interest in Dow and no longer consolidates Dow and its consolidated subsidiaries into its financial results. The consolidated financial results of Dow for all periods presented reflect the distribution of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) as discontinued operations, as well as the receipt of Historical DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”) as a common control transaction from the closing of the Merger on August 31, 2017. See Note 3 and Dow Inc.'s Amendment No. 4 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission ("SEC") on March 8, 2019 for additional information.

Effective with the Merger, the Company's business activities were components of DowDuPont's business operations and therefore, were reported as a single operating segment. Following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Performance Materials & Coatings, Industrial Intermediates & Infrastructure and Packaging & Specialty Plastics. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. See Note 23 for additional information.

From the Merger date through the separation, transactions between DowDuPont, TDCC and Historical DuPont and their affiliates were treated as related party transactions. Transactions between TDCC and Historical DuPont primarily consisted of the sale and procurement of certain raw materials that were consumed in each company's manufacturing process. Transactions between TDCC and Dow Inc. are treated as related party transactions for TDCC. See Note 22 for additional information.

Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation and "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of the Company.

Adoption of Accounting Standards
2019
In the first quarter of 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," and associated ASUs (collectively, "Topic 842"). See Notes 2 and 14 for additional information. The Company added a significant accounting policy for leases as a result of the adoption of Topic 842:

Leases
The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset.

Operating lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate (“IBR”) in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which the Company is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability.

Additionally, the Company's consolidated balance sheet reflects the impact of the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606") at January 1, 2019, by certain nonconsolidated affiliates of the Company, which were subsequently distributed as part of the separation. The impact to the Company's investment was a reduction to "Investment in nonconsolidated affiliates" of $71 million and an increase to "Other noncurrent obligations" of $168 million, as well as an increase to "Deferred income tax assets" of $56 million and a reduction to "Retained earnings" of $183 million in the consolidated balance sheets at January 1, 2019.

2018
In the first quarter of 2018, the Company adopted Topic 606, ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The adoption of these ASUs resulted in a net decrease of $68 million to retained earnings and a decrease of $20 million to accumulated other comprehensive loss ("AOCL") in the consolidated statements of equity at January 1, 2018. In the second quarter of 2018, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02")." The adoption of this standard resulted in a $1,057 million increase to retained earnings due to the reclassification from AOCL in the consolidated statements of equity at April 1, 2018.

Dividends
Effective with the Merger, TDCC no longer had publicly traded common stock. TDCC's common shares were owned solely by its parent company, DowDuPont, prior to separation and TDCC’s Board of Directors determined whether or not there would be a dividend distribution to DowDuPont. See Note 22 for additional information.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)," and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from legacy U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance in Topic 606, issued in 2014. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption was permitted.

The Company adopted Topic 842 using the modified retrospective transition approach, applying the new standard to leases existing at the date of initial adoption. The Company elected to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and prior periods were not restated. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance which does not require reassessment of prior conclusions, lease classification and initial direct lease costs. The Company did not elect to use the hindsight practical expedient in determining the lease term or assessing impairment of ROU assets. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $2.3 billion at January 1, 2019. The net impact to retained earnings was an increase of $72 million and was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction. The adoption of the new guidance did not have a material impact on Dow's consolidated statements of income and had no impact on cash flows. See Note 14 for additional information.

Accounting Guidance Issued But Not Adopted at June 30, 2019
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 – SEPARATION FROM DOWDUPONT
On April 1, 2019, DowDuPont completed the previously announced separation of its materials science business. The separation was effected by way of a pro rata distribution of all of the then-issued and outstanding shares of Dow Inc. common stock to DowDuPont stockholders of record as of the close of business, Eastern Time, on March 21, 2019 (the “Record Date”). The shareholders of record of DowDuPont received one share of Dow Inc. common stock, par value $0.01 per share, for every three shares of DowDuPont common stock, par value $0.01 per share, held as of the Record Date ("Distribution Ratio"). No fractional shares of Dow Inc. common stock were issued. Instead, cash in lieu of any fractional shares was paid to DowDuPont registered shareholders. The number of shares of Dow Inc. common stock issued on April 1, 2019 was 748.8 million shares. Dow Inc. is now an independent, publicly traded company and Dow Inc. common stock is listed on the NYSE under the symbol “DOW.” Dow Inc. common stock began regular-way trading on April 2, 2019, the first day following the distribution.

On April 1, 2019, Dow Inc. received a cash contribution of $2,024 million from DowDuPont as part of the internal reorganization and business realignment steps between Dow Inc., TDCC and DowDuPont. Dow Inc. recognized a reduction to "Retained earnings" of $14,846 million in the second quarter of 2019 as a result of the cash contribution, the distribution of AgCo and SpecCo, and other separation related adjustments. TDCC recognized a reduction to "Retained earnings" of $16,025 million in the second quarter of 2019 as a result of the distribution of AgCo and SpecCo.

Receipt of ECP
As the receipt of ECP was accounted for as a transfer between entities under common control, the consolidated financial statements have been retrospectively adjusted to reflect the receipt of ECP from the closing of the Merger on August 31, 2017. All intercompany transactions have been eliminated in consolidation. The ECP assets received and liabilities assumed were recorded at DowDuPont's historical cost basis as reflected in the following table:

ECP Assets Received and Liabilities Assumed on Aug 31, 2017	Carrying value
In millions
Cash and cash equivalents	$1
Accounts and notes receivable - Trade	169
Accounts and notes receivable - Other	32
Inventories	529
Other current assets	6
Investment in nonconsolidated affiliates	116
Net property	817
Goodwill	3,617
Other intangible assets	1,484
Deferred income tax assets	9
Total Assets	$6,780
Accounts payable - Trade	102
Accounts payable - Other	29
Accrued and other current liabilities	31
Deferred income tax liabilities	683
Pension and other postretirement benefits - noncurrent	6
Other noncurrent obligations	3
Total Liabilities	$854
Net Assets (impact to "Retained earnings")	$5,926

Distribution of AgCo and SpecCo
Upon distribution, the Company retrospectively adjusted the previously issued consolidated financial statements and presented AgCo and SpecCo as discontinued operations based on the guidance in Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations.” The results of operations of AgCo and SpecCo are presented as discontinued operations in the consolidated statements of income and are summarized in the table that follows:

Results of Operations of AgCo and SpecCo	Three Months Ended	Six Months Ended
	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
In millions
Net sales	$3,397	$2,953	$6,456
Cost of sales	2,123	1,804	3,948
Research and development expenses	193	175	376
Selling, general and administrative expenses	272	262	555
Amortization of intangibles	63	61	127
Restructuring and asset related charges - net	56	78	138
Equity in earnings of nonconsolidated affiliates	41	28	83
Sundry income (expense) - net	1	(18)	5
Interest income	3	3	11
Interest expense and amortization of debt discount	12	7	21
Income from discontinued operations before income taxes	$723	$579	$1,390
Provision for income taxes	169	134	322
Income from discontinued operations, net of tax	$554	$445	$1,068

The carrying amount of major classes of assets and liabilities related to the distribution of AgCo and SpecCo consisted of the following:

Carrying Values of AgCo and SpecCo [1]	Dec 31, 2018
In millions
Accounts and notes receivable - Trade	$2,768
Accounts and notes receivable - Other	773
Inventories	2,826
Other current assets	151
Investment in nonconsolidated affiliates	612
Other investments	2
Noncurrent receivables	35
Net property	3,014
Goodwill	7,590
Other intangible assets	1,830
Deferred income tax assets	239
Deferred charges and other assets	60
Total assets of discontinued operations	$19,900
Notes payable	7
Long-term debt due within one year	4
Accounts payable - Trade	1,118
Accounts payable - Other	868
Income taxes payable	234
Accrued and other current liabilities	716
Long-Term Debt	5
Deferred income tax liabilities	568
Pension and other postretirement benefits - noncurrent	306
Other noncurrent obligations	662
Total liabilities of discontinued operations	$4,488

1.	Includes assets and liabilities of consolidated variable interest entities related to discontinued operations.

Separation and Distribution, Tax Matters and Other Agreements
In connection with the separation, Dow Inc. entered into certain agreements with DuPont and/or Corteva, Inc. ("Corteva"), including the following: Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement (collectively, the "Agreements"). In addition to establishing the terms of the separation, the Agreements provide a framework for Dow’s interaction with DuPont and Corteva after the separation and also provide for the allocation among Dow, DuPont and Corteva of assets, liabilities and obligations attributable to periods prior to, at and after the completion of the separation. The Agreements also contain certain indemnity and/or cross-indemnity provisions that are intended to set forth each party’s respective rights, responsibilities and obligations for matters subject to indemnification. Except in certain instances, the parties’ indemnification obligations are uncapped. Certain indemnification obligations will be subject to reduction by insurance proceeds or other third-party proceeds of the indemnified party that reduces the amount of the loss. In addition, indemnifiable losses will be subject to, in certain cases, “de minimis” threshold amounts and, in certain cases, deductible amounts.

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily reflected in the consolidated financial statements of Dow Inc. In the second quarter of 2019, the Company recorded pretax charges related to the Agreements of $24 million in "Integration and separation costs" and $52 million in "Sundry income (expense) - net" in the consolidated statements of income of Dow Inc. and related to the Corporate segment. At June 30, 2019, the Company had assets of $167 million included in "Other current assets" and liabilities of $471 million included in "Accrued and other current liabilities" and $158 million included in"Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements. Any adjustments to these assets and liabilities in subsequent periods will be recorded in Dow Inc.'s results of operations. In addition, the Company deferred approximately $400 million of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. The final resolution of this liability is uncertain and any subsequent adjustments to the carrying value of this liability will be reflected in equity of Dow Inc. In the second quarter of 2019, Dow Inc. made cash payments of $93 million related to the Agreements, recorded in "Cash flows from operating activities - discontinued operations" in the Dow Inc. consolidated statements of cash flows. The Company also received $25 million related to the Agreements, recorded in "Other assets and liabilities, net" within "Cash flows from operating activities - continuing operations" in the Dow Inc. consolidated statements of cash flows.

Continuing Involvement
In addition, the Company has certain product and service agreements with DuPont and Corteva that were considered intercompany transactions prior to the separation, but are trade transactions subsequent to the separation. These transactions have been retrospectively reclassified as trade transactions in the consolidated financial statements. Based on the Company’s assessment of the specific factors identified in ASC Topic 205, “Presentation of Financial Statements,” the Company concluded that these agreements do not constitute significant continuing involvement in AgCo or SpecCo.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities, as well as the ownership restructure of Dow Silicones (through May 31, 2018), were $348 million and $324 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019, compared with $262 million in the second quarter of 2018. Integration and separation costs were $800 million and $776 million for Dow Inc. and TDCC, respectively, in the first six months of 2019 compared with $486 million in the first six months of 2018. Integration and separation costs related to post-Merger integration and business separation activities are expected to decline through the remainder of 2019.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. In the three and six months ended June 30, 2019, 98 percent of Dow's revenue related to product sales (99 percent for the three and six months ended June 30, 2018), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2019, Dow had unfulfilled performance obligations of $652 million ($407 million at December 31, 2018) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next one to six years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which Dow has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. Dow has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 22 years. Dow will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in Dow's consolidated balance sheets.

Disaggregation of Revenue
Dow disaggregates its revenue from contracts with customers by segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Coatings & Performance Monomers	$947	$1,098	$1,849	$2,053
Consumer Solutions	1,409	1,526	2,789	2,898
Performance Materials & Coatings	$2,356	$2,624	$4,638	$4,951
Industrial Solutions	$1,070	$1,214	$2,197	$2,389
Polyurethanes & Construction Chemicals	2,269	2,752	4,619	5,371
Other	3	3	6	7
Industrial Intermediates & Infrastructure	$3,342	$3,969	$6,822	$7,767
Hydrocarbons & Energy	$1,349	$1,879	$2,753	$3,707
Packaging and Specialty Plastics	3,856	4,245	7,590	8,455
Packaging & Specialty Plastics	$5,205	$6,124	$10,343	$12,162
Corporate	$111	$72	$180	$146
Total	$11,014	$12,789	$21,983	$25,026

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
U.S. & Canada	$4,072	$4,551	$8,005	$8,993
EMEAI [1]	3,725	4,473	7,607	8,871
Asia Pacific	2,170	2,480	4,271	4,668
Latin America	1,047	1,285	2,100	2,494
Total	$11,014	$12,789	$21,983	$25,026
1. Europe, Middle East, Africa and India.

Contract Assets and Liabilities
Dow receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to Dow's contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are realized when the associated revenue is recognized under the contract. "Contract liabilities - current" primarily reflects deferred revenue from prepayments from customers for product to be delivered in 12 months or less. "Contract liabilities - noncurrent" includes advance payments that Dow has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract.

The increase in contract liabilities from December 31, 2018 to June 30, 2019 was due to advanced payments from a customer related to long-term product supply agreements. Revenue recognized in the first six months of 2019 from amounts included in contract liabilities at the beginning of the period was approximately $110 million (approximately $105 million in the first six months of 2018). In the first six months of 2019, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was $15 million (insignificant in the first six months of 2018).

The following table summarizes the contract balances at June 30, 2019 and December 31, 2018:

Contract Assets and Liabilities	Jun 30, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - Trade	$5,661	$5,646
Contract assets - current [1]	$34	$19
Contract assets - noncurrent [2]	$2	$1
Contract liabilities - current [3]	$205	$134
Contract liabilities - noncurrent [4]	$1,648	$1,318

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $65 million for the three months ended June 30, 2019 ($40 million for the three months ended June 30, 2018) and $221 million for the six months ended June 30, 2019 ($127 million for the six months ended June 30, 2018). These charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. Further details on these charges are as follows.

Restructuring Plans
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. The following table summarizes the activities related to the Synergy Program, which are reflected on a continuing operations basis. The Company expects actions related to the Synergy Program to be substantially complete by the end of 2019.

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2017	$270	$—	$5	$275
Industrial Intermediates & Infrastructure	$—	$—	$11	$11
Packaging & Specialty Plastics	—	—	3	3
Corporate	68	3	—	71
Total restructuring charges	$68	$3	$14	$85
Charges against the reserve	—	(3)	—	(3)
Cash payments	(48)	—	(3)	(51)
Reserve balance at Mar 31, 2018	$290	$—	$16	$306
Corporate	$17	$13	$—	$30
Total restructuring charges	$17	$13	$—	$30
Charges against the reserve	—	(13)	—	(13)
Cash payments	(54)	—	(6)	(60)
Reserve balance at Jun 30, 2018	$253	$—	$10	$263
Packaging & Specialty Plastics	$—	$4	$—	$4
Corporate	43	—	—	43
Total restructuring charges	$43	$4	$—	$47
Charges against the reserve	—	(4)	—	(4)
Cash payments	(56)	—	—	(56)
Reserve balance at Sep 30, 2018	$240	$—	$10	$250
Performance Materials & Coatings	$—	$7	$—	$7
Packaging & Specialty Plastics	—	6	—	6
Corporate	9	—	—	9
Total restructuring charges	$9	$13	$—	$22
Charges against the reserve	—	(13)	—	(13)
Cash payments	(39)	—	(3)	(42)
Reserve balance at Dec 31, 2018	$210	$—	$7	$217
Packaging & Specialty Plastics	$—	$—	$1	$1
Corporate	52	76	15	143
Total restructuring charges	$52	$76	$16	$144
Charges against the reserve	—	(76)	—	(76)
Cash payments	(79)	—	(4)	(83)
Reserve balance at Mar 31, 2019	$183	$—	$19	$202
Performance Materials & Coatings	$—	$22	$—	$22
Corporate	25	7	5	37
Total restructuring charges	$25	$29	$5	$59
Charges against the reserve	—	(29)	(2)	(31)
Cash payments	(71)	—	—	(71)
Reserve balance at Jun 30, 2019	$137	$—	$22	$159

At June 30, 2019, $139 million was included in "Accrued and other current liabilities" ($205 million at December 31, 2018) and $20 million was included in "Other noncurrent obligations" ($12 million at December 31, 2018) in the Company's consolidated balance sheets.

The Company recorded pretax restructuring charges of $786 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $521 million, asset write-downs and write-offs of $225 million and costs associated with exit and disposal activities of $40 million.

Asset Write-downs and Write-offs
The restructuring charges related to the write-down and write-off of assets for the three and six months ended June 30, 2019 and 2018, related primarily to miscellaneous asset write-downs and write-offs, including the shutdown of several small manufacturing facilities and the write-off of non-manufacturing assets and certain corporate facilities.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities for the three and six months ended June 30, 2019, included contract cancellation penalties and environmental remediation liabilities.

The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Asset Related Charges
The Company recognized an additional pretax impairment charge of $6 million and $18 million for the three and six months ended June 30, 2019, respectively, related primarily to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charge of $3 million and $6 million for the three and six months ended June 30, 2018). The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to the Packaging & Specialty Plastics segment. See Note 20 for additional information.

NOTE 6 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

TDCC
For the three months ended June 30, 2019, "Sundry income (expense) - net" was income of $109 million compared with expense of $14 million for the three months ended June 30, 2018. "Sundry income (expense) – net" increased primarily due to an increase in foreign currency exchange gains and non-operating pension and postretirement benefit plan credits compared with the second quarter of 2018. The second quarter of 2019 also included a $44 million loss on the early extinguishment of debt and a gain of $14 million on post-closing adjustments related to a previous divestiture (both related to the Corporate segment). The second quarter of 2018 included a $20 million loss for a post-closing adjustment related to the Dow Silicones ownership restructure (related to the Performance Materials & Coatings segment). "Sundry income (expense) - net" in the first six months of 2019 was income of $178 million compared with income of $40 million in the first six months of 2018. In addition to the amounts previously discussed, the first six months of 2018 included a $20 million gain related to the Company's sale of its equity interest in MEGlobal (related to the Industrial Intermediates & Infrastructure segment).

Dow Inc.
For the three months ended June 30, 2019, "Sundry income (expense) - net" was expense of $1 million compared with expense of $14 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, "Sundry income (expense) - net" was income of $68 million compared with income of $40 million for the six months ended June 30, 2018. In addition to the amounts previously discussed above for TDCC, "Sundry income (expense) - net" for the three and six months ended June 30, 2019, included a $58 million loss on post-closing adjustments related to a previous divestiture and $52 million in charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution, which provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after completion of the separation (both related to the Corporate segment). See Notes 3, 12, 17 and 23 for additional information.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations of Dow Inc. for the three and six months ended June 30, 2019 and 2018. In accordance with the accounting guidance for earnings per share, earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018

Income from continuing operations, net of tax	$90	$810	$246	$1,735
Net income attributable to noncontrolling interests - continuing operations	15	25	47	46
Net income attributable to participating securities - continuing operations [1]	2	—	2	—
Income from continuing operations attributable to common stockholders	$73	$785	$197	$1,689
Income from discontinued operations, net of tax	$—	$554	$445	$1,068
Net income attributable to noncontrolling interests - discontinued operations	—	6	13	20
Income from discontinued operations attributable to common stockholders	$—	$548	$432	$1,048
Net income attributable to common stockholders	$73	$1,333	$629	$2,737

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018

Income from continuing operations attributable to common stockholders	$0.10	$1.05	$0.26	$2.26
Income from discontinued operations attributable to common stockholders	—	0.73	0.58	1.40
Net income attributable to common stockholders	$0.10	$1.78	$0.84	$3.66

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018

Income from continuing operations attributable to common stockholders	$0.10	$1.05	$0.26	$2.26
Income from discontinued operations attributable to common stockholders	—	0.73	0.58	1.40
Net income attributable to common stockholders	$0.10	$1.78	$0.84	$3.66

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018

Weighted-average common shares - basic [2]	742.8	747.2	745.0	747.2
Plus dilutive effect of equity compensation plans	5.1	—	2.6	—
Weighted-average common shares - diluted [2]	747.9	747.2	747.6	747.2
Stock options and restricted stock units excluded from EPS calculations [3]	6.4	—	3.2	—

1.	Restricted stock units (formerly termed deferred stock) are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

2.
Share amounts for the three and six months ended June 30, 2018, were based on 2,246.3 million DowDuPont common shares outstanding as of the Record Date for the April 1, 2019 distribution, less 4.6 million Employee Stock Ownership Plan ("ESOP") shares that had not been released and were not considered outstanding, adjusted for the Distribution Ratio. There was no dilutive effect for the three and six months ended June 30, 2018, as the Company did not engage in activities giving rise to dilution.

3.
These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive. For the three and six months ended June 30, 2018, the Company did not engage in activities giving rise to dilution.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2019	Dec 31, 2018
In millions
Finished goods	$3,988	$4,313
Work in process	1,272	1,335
Raw materials	692	674
Supplies	837	826
Total	$6,789	$7,148
Adjustment of inventories to a LIFO basis	52	(249)
Total inventories	$6,841	$6,899

NOTE 9 – NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Jun 30, 2019	Dec 31, 2018
In millions
Investment in nonconsolidated affiliates	$2,968	$3,320
Other noncurrent obligations	(178)	—
Net investment in nonconsolidated affiliates	$2,790	$3,320

EQUATE
In the first quarter of 2019, EQUATE Petrochemical Company K.S.C.C. ("EQUATE") paid a dividend of $440 million, reflected in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows. As a result, the Company had a negative investment balance in EQUATE of $178 million at June 30, 2019, classified as "Other noncurrent obligations" in the consolidated balance sheets. At December 31, 2018, the Company had an investment balance in EQUATE of $131 million, classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Performance Materials & Coatings	Industrial Intermediates & Infrastructure	Packaging & Specialty Plastics	Total
In millions
Net goodwill at Dec 31, 2018	$3,650	$1,095	$5,101	$9,846
Foreign currency impact	7	(1)	(4)	2
Net goodwill at Jun 30, 2019	$3,657	$1,094	$5,097	$9,848

The separation from DowDuPont did not impact the composition of the Company's six reporting units: Coatings & Performance Monomers, Consumer Solutions, Hydrocarbons & Energy, Industrial Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals. The ECP businesses received as part of the separation from DowDuPont are included in the Hydrocarbons & Energy and Packaging and Specialty Plastics reporting units.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Jun 30, 2019			Dec 31, 2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,634	$(1,363)	$1,271	$2,634	$(1,252)	$1,382
Software	1,426	(847)	579	1,404	(805)	599
Trademarks/tradenames	352	(342)	10	352	(329)	23
Customer-related	3,242	(1,105)	2,137	3,211	(993)	2,218
Total other intangible assets, finite lives	$7,654	$(3,657)	$3,997	$7,601	$(3,379)	$4,222
In-process research and development	3	—	3	3	—	3
Total other intangible assets	$7,657	$(3,657)	$4,000	$7,604	$(3,379)	$4,225

The following table provides information regarding amortization expense from continuing operations related to intangible assets:

Amortization Expense from Continuing Operations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Other intangible assets, excluding software	$104	$118	$220	$236
Software, included in “Cost of sales” from Continuing Operations	$23	$23	$47	$45

Total estimated amortization expense from continuing operations for 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense from Continuing Operations
In millions
2019	$516
2020	$490
2021	$468
2022	$406
2023	$376
2024	$363

NOTE 11 – TRANSFERS OF FINANCIAL ASSETS
The Company historically sold trade accounts receivable of select North American entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The proceeds received were comprised of cash and interests in specified assets of the conduits (the receivables sold by the Company) that entitled the Company to the residual cash flows of such specified assets in the conduits after the commercial paper was repaid. Neither the conduits nor the investors in those entities had recourse to other assets of the Company in the event of nonpayment by the debtors.

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements. See Note 12 for additional information on the secured borrowing arrangements.

The following represents the cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Interests in conduits [1]	$—	$211	$—	$656

1.	Presented in "Investing Activities" in the consolidated statements of cash flows.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Jun 30, 2019	Dec 31, 2018
In millions
Commercial paper	$—	$10
Notes payable to banks and other lenders	468	288
Notes payable to related companies [1]	76	—
Total notes payable	$544	$298
Period-end average interest rates	5.67%	8.28%

1.	In addition, "Notes payable" for TDCC includes a $1.1 billion note payable to Dow Inc., which is not reflected in the table above. See Note 22 for additional information.

Long-Term Debt	2019 Average Rate	Jun 30, 2019	2018 Average Rate	Dec 31, 2018
In millions
Promissory notes and debentures:
Final maturity 2019	9.80%	$3	9.80%	$7
Final maturity 2020	8.44%	76	4.46%	1,547
Final maturity 2021	4.71%	1,424	4.71%	1,424
Final maturity 2022	3.50%	1,372	3.50%	1,373
Final maturity 2023	7.64%	325	7.64%	325
Final maturity 2024	3.37%	1,396	3.50%	896
Final maturity 2025 and thereafter	5.70%	9,480	5.98%	7,963
Other facilities:
U.S. dollar loans, various rates and maturities	3.46%	2,000	3.59%	4,533
Foreign currency loans, various rates and maturities	3.38%	619	3.20%	708
Medium-term notes, varying maturities through 2025	3.34%	695	3.26%	778
Finance lease obligations [1]		399		371
Unamortized debt discount and issuance costs		(337)		(334)
Long-term debt due within one year [2]		(297)		(338)
Long-term debt		$17,155		$19,253

1.	See Note 14 for additional information.

2.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Jun 30, 2019
In millions
2019	$148
2020	$380
2021 [1]	$3,767
2022	$1,513
2023	$508
2024	$1,471

1.	Assumes the option to extend will be exercised for the $2 billion Dow Silicones Term Loan Facility.

2019 Activity
In the first six months of 2019, the Company redeemed an aggregate principal amount of $80 million of International Notes ("InterNotes") at maturity. In addition, approximately $134 million of long-term debt (net of $16 million of issuances) was repaid by consolidated variable interest entities.

In May 2019, the Company issued $2.0 billion of senior unsecured notes in an offering under Rule 144A of the Securities Act of 1933. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2049; $750 million aggregate principal amount of 3.625 percent notes due 2026; and $500 million aggregate principal amount of 3.15 percent notes due 2024.

In June 2019 the Company redeemed $1.5 billion of 4.25 percent notes issued by the Company with maturity in 2020. As a result, the Company recognized a pretax loss of $42 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Corporate segment.

In the second quarter of 2019, Dow Silicones voluntarily repaid $2.5 billion of principal under a certain third party credit agreement ("Term Loan Facility"). As a result, Dow Silicones recognized a pretax loss of $2 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Corporate segment. Dow Silicones also intends to exercise the 2-year extension option on the remaining principal balance of $2 billion.

2018 Activity
In the first six months of 2018, the Company redeemed $333 million of 5.7 percent notes at maturity, and an aggregate principal amount of $20 million of InterNotes at maturity. In addition, approximately $75 million of long-term debt was repaid by consolidated variable interest entities. The Company also called an aggregate principal amount of $125 million tax-exempt bonds of various interest rates and maturities in 2029, 2033 and 2038. As a result of the redemptions, the Company recognized a pretax loss of $1 million on the early extinguishment of debt, included in “Sundry income (expense) - net” in the consolidated statements of income.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Jun 30, 2019
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2023	Floating rate
Term Loan Facility [1]	2,000	—	December 2021	Floating rate
North American Securitization Facility	800	800	September 2019	Floating rate
European Securitization Facility [2]	456	456	October 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2019	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	May 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	July 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	August 2020	Floating rate
Total committed and available credit facilities	$9,636	$7,636

1.	Assumes the option to extend the Dow Silicones term loan facility will be exercised.

2.	Equivalent to Euro 400 million.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2019, except for what has been noted below. Information on the Company's debt covenants and default provisions can be found in Note 15 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018.

On April 1, 2019, DowDuPont completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC. In conjunction with the separation, Dow Inc. is obligated, substantially concurrently with the issuance of any guarantee in respect of outstanding or committed indebtedness under the Company's Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement"), to enter into a supplemental indenture with TDCC and the trustee under TDCC’s existing 2008 base indenture governing certain notes issued by TDCC. Under such supplemental indenture, Dow Inc. will guarantee all outstanding debt securities and all amounts due under such existing base indenture and will become subject to certain covenants and events of default under the existing base indenture.

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

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2019, Dow had accrued obligations of $796 million for probable environmental remediation and restoration costs, including $156 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s current estimate of the costs for remediation and restoration with respect to environmental matters for which Dow has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on Dow’s results of operations, financial condition and cash flows. It is the opinion of Dow’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on Dow’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. In the second half of 2019, as a result of the business separations, and change in ownership of certain sites where there are remediation activities, additional costs may be incurred to effectively manage the ongoing activities. In addition, as a result of the potential culmination of long standing negotiations with regulators and/or agencies, additional charges for environmental matters may be recorded. Management believes that it is reasonably possible that the additional charges for environmental matters may be increased up to $400 million as a result of this review. At December 31, 2018, Dow had accrued obligations of $810 million for probable environmental remediation and restoration costs, including $156 million for the remediation of Superfund sites.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2019 activity, it was determined that no adjustment to the accrual was required at June 30, 2019.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,218 million at June 30, 2019, and approximately 17 percent of the recorded liability related to pending claims and approximately 83 percent related to future claims.

Summary
Dow's management believes the amounts recorded by Union Carbide for the asbestos-related liability (including defense and processing costs) reflect reasonable and probable estimates of the liability based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year, the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States over a significant period of time, could cause the actual costs for Union Carbide to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

Because of the uncertainties described above, Union Carbide cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. As a result, it is reasonably possible that an additional cost of disposing of Union Carbide's asbestos-related claims, including future defense and processing costs, could have a material impact on Dow's results of operations and cash flows for a particular period and on the consolidated financial position.

Dow Silicones Chapter 11 Related Matters
A summary of the Dow Silicones Chapter 11 Related Matters can be found in Note 16 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018.

Introduction
In 1995, Dow Silicones, then a 50:50 joint venture between the Company and Corning Incorporated ("Corning"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Silicones’ breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Silicones emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Silicones is a wholly owned subsidiary of the Company.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At June 30, 2019, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $88 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at June 30, 2019 and December 31, 2018, of which $201 million at June 30, 2019 ($111 million at December 31, 2018) was included in “Accrued and other current liabilities” and $62 million at June 30, 2019 ($152 million at December 31, 2018) was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,183 million at June 30, 2019.

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

On May 10, 2017, the U.S. District Court for the Eastern District of Michigan entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Silicones and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appeared to be a better estimate than any other amount within the range. Therefore, Dow Silicones recorded the minimum liability within the range. At June 30, 2019, the liability related to Dow Silicones' potential obligation to its Commercial Creditors in the Chapter 11 Proceeding was $84 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($82 million at December 31, 2018). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016, ownership restructure of Dow Silicones, the Company is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnification assets were insignificant at June 30, 2019 (zero at December 31, 2018).

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

Other Litigation Matters
In addition to the specific matters described above, the Company is party to a number of other claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, employment matters, governmental tax and regulation disputes, contract and commercial litigation, and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers at various times. These policies may provide coverage that could be utilized to minimize the financial impact, if any, of certain contingencies described above. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to the Company, plus pre- and post-judgment interest, for which the Company received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to the Company regardless of the outcome of any further appeals by Nova. At June 30, 2019, the Company had $341 million ($341 million at December 31, 2018) included in "Other noncurrent obligations" in the consolidated balance sheets related to the disputed portion of the damages judgment. The Company is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal. See Note 16 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Jun 30, 2019			Dec 31, 2018
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$4,123	$11	2023	$4,273	$22

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to less than four years. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $11.2 billion of Total Project Financing outstanding at June 30, 2019 ($11.7 billion at December 31, 2018). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.1 billion when the project financing is fully drawn. Sadara successfully completed an extensive operational testing program in December 2018, however, the Guarantees will be released upon the satisfactory fulfillment of certain project completion conditions, which is expected in the second half of 2019, and must occur no later than December 2020.

NOTE 14 - LEASES
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

Dow routinely leases sales and administrative offices, power plants, production facilities, warehouses and tanks for product storage, aircraft, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses and the terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms that currently range from 1 to 50 years. See Notes 1 and 2 for additional information on leases.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 were as follows:

Lease Cost	Three Months Ended Jun 30, 2019	Six Months Ended Jun 30, 2019
In millions
Operating lease cost	$139	$264
Finance lease cost
Amortization of right-of-use assets - finance	11	17
Interest on lease liabilities - finance	7	13
Total finance lease cost	$18	$30
Short-term lease cost	50	100
Variable lease cost	63	107
Sublease income	(1)	(2)
Total lease cost	$269	$499

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Six Months Ended Jun 30, 2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$269
Operating cash flows from finance leases	$13
Financing cash flows from finance leases	$9

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2019:

Lease Position	Balance Sheet Classification	Jun 30, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$2,385
Finance leases		$60
Assets
Operating lease assets	Operating lease right-of-use assets	$2,183
Finance lease assets	Property	466
Finance lease amortization	Accumulated depreciation	(145)
Total lease assets		$2,504
Liabilities
Current
Operating	Operating lease liabilities - current	$421
Finance	Long-term debt due within one year	35
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,779
Finance	Long-Term Debt	364
Total lease liabilities		$2,599

1.	Includes $2.3 billion related to the adoption of Topic 842. See Note 2 for additional information.

Lease Term and Discount Rate	Jun 30, 2019
Weighted-average remaining lease term
Operating leases	8.2 years
Finance leases	11.7 years
Weighted-average discount rate
Operating leases	4.21%
Finance leases	6.72%

The following table provides the maturities of lease liabilities at June 30, 2019:

Maturities of Lease Liabilities at Jun 30, 2019	Operating Leases	Finance Leases
In millions
2019	$291	$40
2020	510	70
2021	401	69
2022	346	52
2023	259	79
2024 and thereafter	979	308
Total future undiscounted lease payments	$2,786	$618
Less imputed interest	586	219
Total present value of lease liabilities	$2,200	$399

At June 30, 2019, Dow had additional leases of approximately $90 million, primarily for pipelines, buildings and equipment, which had not yet commenced. These leases are expected to commence later in 2019, with lease terms of up to 20 years.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at Dec 31, 2018
In millions
2019	$366
2020	329
2021	296
2022	269
2023	227
2024 and thereafter	855
Total	$2,342

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at June 30, 2019 and December 31, 2018. There was no recorded liability related to these residual value guarantees at June 30, 2019, as payment of such residual value guarantees was not determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Jun 30, 2019			Dec 31, 2018
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2027	$755	$—	2028	$885	$130

NOTE 15 – STOCKHOLDERS' EQUITY
Common Stock
Dow Inc.
Dow Inc. was incorporated in 2018 with 100 authorized and issued shares of common stock, par value $0.01 per share, owned solely by its parent company, DowDuPont. In the first quarter of 2019, in connection with the separation and distribution of DowDuPont’s materials science business, the number of authorized shares of common stock was increased to 5,000,000,000 shares, par value $0.01 per share, and Dow Inc.'s 100 shares of issued common stock were recapitalized into 748,771,240 shares of common stock. Dow Inc.'s common stock was solely owned by DowDuPont through March 31, 2019, and on April 1, 2019, Dow Inc. became an independent, publicly traded company. Dow Inc. common stock is listed on the NYSE under the symbol “DOW.” See Note 3 for additional information.

TDCC
Effective with the Merger and through March 31, 2019, TDCC had 100 authorized and issued shares of common stock, par value $0.01 per share, owned solely by DowDuPont. Effective with the separation from DowDuPont, TDCC became a wholly owned subsidiary of Dow Inc., which now holds all 100 authorized and issued shares of common stock of TDCC. See Note 3 for additional information.

Retained Earnings
Dow Inc.
There are no significant restrictions limiting Dow Inc.'s ability to pay dividends. On April 11, 2019, Dow Inc.'s Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on June 14, 2019, to shareholders of record on May 31, 2019.

TDCC
Effective with the Merger, TDCC no longer had publicly traded common stock. TDCC's common shares were owned solely by DowDuPont, prior to the separation on April 1, 2019, and TDCC's Board of Directors determined whether or not there would be a dividend distribution to DowDuPont. Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and TDCC's common shares are owned solely by its parent company, Dow Inc.

See Note 3 for information on the impact of the receipt of ECP, which was accounted for as a transfer between entities under common control.

Treasury Stock
Dow Inc.
On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date, to be launched subsequent to Dow's separation from DowDuPont. In the second quarter of 2019, Dow Inc. repurchased $305 million of Dow Inc. common stock. At June 30, 2019, approximately $2.7 billion of the share repurchase program authorization remained available for repurchases.

The following table provides a reconciliation of Dow Inc. common stock activity for the six months ended June 30, 2019:

Shares of Dow Inc. Common Stock	Issued	Held in Treasury

Balance at Jan 1, 2019	100	—
Impact of recapitalization	748,771,140	—
Issued [1]	254,522	—
Repurchased	—	5,813,756
Balance at Jun 30, 2019	749,025,762	5,813,756

1.	Shares issued to employees under the Company's equity compensation plans.

Accumulated Other Comprehensive Loss
The changes in each component of AOCL for the three and six months ended June 30, 2019 and 2018 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Unrealized Gains (Losses) on Investments
Beginning balance	$16	$(8)	$(51)	$17
Unrealized gains (losses) on investments	52	(18)	138	(49)
Less: Tax (expense) benefit	(11)	3	(29)	8
Net unrealized gains (losses) on investments	41	(15)	109	(41)
(Gains) losses reclassified from AOCL to net income [1]	(11)	1	(12)	3
Less: Tax expense (benefit) [2]	3	—	3	(1)
Net (gains) losses reclassified from AOCL to net income	(8)	1	(9)	2
Other comprehensive income (loss), net of tax	33	(14)	100	(39)
Reclassification of stranded tax effects [3]	—	(1)	—	(1)
Ending balance	$49	$(23)	$49	$(23)
Cumulative Translation Adjustment
Beginning balance	$(1,844)	$(1,105)	$(1,813)	$(1,481)
Gains (losses) on foreign currency translation	76	(443)	64	(72)
Less: Tax (expense) benefit	15	(25)	14	(20)
Net gains (losses) on foreign currency translation	91	(468)	78	(92)
(Gains) losses reclassified from AOCL to net income [4]	(24)	(2)	(42)	(2)
Other comprehensive income (loss), net of tax	67	(470)	36	(94)
Impact of common control transaction [5]	710	—	710	—
Reclassification of stranded tax effects [3]	—	(107)	—	(107)
Ending balance	$(1,067)	$(1,682)	$(1,067)	$(1,682)
Pension and Other Postretirement Benefits
Beginning balance	$(7,824)	$(6,872)	$(7,965)	$(6,998)
Gains (losses) arising during the period	34	—	34	—
Less: Tax (expense) benefit	(10)	—	(10)	—
Net gains (losses) arising during the period	24	—	24	—
Amortization and recognition of net loss and prior service credits [6]	108	158	274	312
Less: Tax expense (benefit) [2]	(26)	(34)	(51)	(62)
Net loss and prior service credits reclassified from AOCL to net income	82	124	223	250
Other comprehensive income (loss), net of tax	106	124	247	250
Impact of common control transaction [5]	83	—	83	—
Reclassification of stranded tax effects [3]	—	(927)	—	(927)
Ending balance	$(7,635)	$(7,675)	$(7,635)	$(7,675)
Derivative Instruments
Beginning balance	$(131)	$(103)	$(56)	$(109)
Gains (losses) on derivative instruments	(263)	108	(358)	94
Less: Tax (expense) benefit	46	(17)	73	(19)
Net gains (losses) on derivative instruments	(217)	91	(285)	75
(Gains) losses reclassified from AOCL to net income [7]	17	32	10	59
Less: Tax expense (benefit) [2]	(4)	(5)	(4)	(10)
Net (gains) losses reclassified from AOCL to net income	13	27	6	49
Other comprehensive income (loss), net of tax	(204)	118	(279)	124
Reclassification of stranded tax effects [3]	—	(22)	—	(22)
Ending balance	$(335)	$(7)	$(335)	$(7)
Total AOCL ending balance	$(8,988)	$(9,387)	$(8,988)	$(9,387)

1.	Reclassified to "Net sales" and "Sundry income (expense) - net."

2.	Reclassified to "Provision for income taxes."

3.	Amounts reclassified to "Retained earnings" as a result of the adoption of ASU 2018-02.

4.	Reclassified to "Sundry income (expense) - net."

5.	Reclassified to "Retained earnings" as a result of the separation from DowDuPont on April 1, 2019. See Note 3 for additional information.
6. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 17 for additional information. For the six months ended June 30, 2019, a $45 million adjustment related to a joint venture was reclassified to "Investment in nonconsolidated affiliates" in the consolidated balance sheets.
7. Reclassified to "Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 16 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2019 and 2018:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Balance at beginning of period	$1,180	$1,190	$1,138	$1,186
Net income attributable to noncontrolling interests - continuing operations	15	25	47	46
Net income attributable to noncontrolling interests - discontinued operations	—	6	13	20
Distributions to noncontrolling interests [1]	(5)	(37)	(14)	(61)
Impact of common control transaction [2]	(353)	—	(353)	—
Purchase of noncontrolling interest [3]	(254)	—	(254)	—
Cumulative translation adjustments	6	(34)	13	(40)
Other	—	2	(1)	1
Balance at end of period	$589	$1,152	$589	$1,152
1. Distributions to noncontrolling interests are net of $6 million for the three and six months ended June 30, 2018 in dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. Also includes amounts attributable to discontinued operations of zero for the three months ended June 30, 2019 ($23 million for the the three months ended June 30, 2018) and $7 million for the six months ended June 30, 2019 ($28 million for the six months ended June 30, 2018).

2.	Relates to the separation from DowDuPont. See Note 3 for additional information.

3.
Relates to the pending acquisition of full ownership in a propylene oxide manufacturing joint venture, which is expected to occur in the fourth quarter of 2019. See Note 21 for additional information. As a result of this arrangement, the carrying value of the noncontrolling interest was removed, a liability of $283 million was recognized, and “Additional paid-in capital” was adjusted by $29 million. After adjustment for subsequent dividends of $127 million, paid to the noncontrolling interest holder in the second quarter of 2019, the liability at June 30, 2019 was $156 million and is reflected in “Accrued and other current liabilities” in the consolidated balance sheets.

NOTE 17 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
As a result of the Company’s separation from DowDuPont, the number of defined benefit pension plans administered by the Company decreased from 45 plans to 35 plans, of which approximately $270 million of net unfunded pension liabilities transferred to DowDuPont. Plans administered by other subsidiaries of DowDuPont that were transferred to the Company were not significant. There were no changes in the number of other postretirement benefit plans administered by the Company as a result of the separation. Existing Company plans that were significantly impacted by the transfer of active plan participants to DowDuPont were remeasured, resulting in curtailment gains and losses and recognition of special termination benefits.

A summary of the Company's pension plans and other postretirement benefits can be found in Note 19 to the Consolidated Financial Statements included in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Defined Benefit Pension Plans:
Service cost	$95	$132	$207	$265
Interest cost	227	217	468	435
Expected return on plan assets	(421)	(404)	(838)	(810)
Amortization of prior service credit	(5)	(6)	(11)	(12)
Amortization of net loss	147	170	279	341
Curtailment/special termination benefits [1]	(27)	—	(27)	—
Net periodic benefit cost	$16	$109	$78	$219
Less: discontinued operations	—	25	21	50
Net periodic benefit cost - continuing operations	$16	$84	$57	$169

Other Postretirement Benefits:
Service cost	$2	$3	$4	$6
Interest cost	12	11	26	22
Amortization of net gain	(5)	(6)	(11)	(12)
Curtailment/special termination benefits [1]	(3)	—	(3)	—
Net periodic benefit cost	$6	$8	$16	$16
Less: discontinued operations	—	1	—	2
Net periodic benefit cost - continuing operations	$6	$7	$16	$14

1.	The 2019 impact relates to plan curtailments and associated special termination benefits resulting from the reduction in plan participation by employees transferred to DowDuPont.

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $285 million to its pension plans in 2019, of which $152 million has been contributed through June 30, 2019.

NOTE 18 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors in the form of stock incentive plans, which include stock options, restricted stock units ("RSUs") (formerly termed deferred stock) and restricted stock. The Company also provides stock-based compensation in the form of performance stock units ("PSUs") (formerly termed performance deferred stock).

The Company has historically granted stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). In connection with the Merger, on August 31, 2017 ("Conversion Date") all outstanding TDCC stock options and RSU awards were converted into stock options and RSU awards with respect to DowDuPont common stock. The stock options and RSU awards had the same terms and conditions under the applicable plans and award agreements prior to the Merger. All outstanding and nonvested PSU awards were converted into RSU awards with respect to DowDuPont common stock at the greater of the applicable performance target or the actual performance as of the effective time of the Merger. Changes in the fair value of liability instruments are recognized as compensation expense each quarter. TDCC and Historical DuPont did not merge their stock-based compensation plans as a result of the Merger. TDCC and Historical DuPont stock-based compensation plans were assumed by DowDuPont and continued in place with the ability to grant and issue DowDuPont common stock until separation. There was minimal grant activity in the first quarter of 2019.

In connection with the separation on April 1, 2019, outstanding stock options, RSU and PSU awards were converted to Dow Inc. denominated awards under the “Employer Method,” or DowDuPont denominated awards under the “Shareholder Method,” and adjusted to maintain the intrinsic value of those awards before and after the date of the separation. In connection with the Corteva separation transaction on June 3, 2019, the outstanding DowDuPont denominated stock options, RSU and PSU awards were converted to Corteva and DuPont denominated awards and adjusted to maintain the intrinsic value of those awards before and after the date of the Corteva separation. The awards have the same terms and conditions under the applicable plans and award agreements prior to the separation transactions.

The conversions of stock awards resulted in no incremental compensation expense. Approximately 5,000 employees were impacted by the conversion on April 1, 2019 in connection with the separation. Approximately 4,000 employees were impacted by the conversion on June 3, 2019 in connection with the Corteva separation transaction.

On April 1, 2019 ("Original Effective Date"), in connection with the separation, the Company adopted the 2019 Stock Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company may grant stock options, RSUs, PSUs, restricted stock, stock appreciation rights and stock units to employees and non-employee directors until the tenth anniversary of the Original Effective Date, subject to an aggregate limit and annual individual limits. The terms of the grants are fixed at the grant date. In the second quarter of 2019, Dow Inc. granted the following stock-based compensation awards to employees and non-employee directors:

•	1.6 million stock options with a weighted-average exercise price of $54.89 and a weighted-average fair value of $7.99 per share;

•	1.8 million RSUs with a weighted-average fair value of $54.85 per share; and

•	1.2 million PSUs with a weighted-average fair value of $57.58 per share.

NOTE 19 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 of the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at June 30, 2019 and December 31, 2018:

Fair Value of Financial Instruments	Jun 30, 2019				Dec 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$530	$—	$—	$530	$566	$—	$—	$566
Marketable securities	$20	$—	$—	$20	$100	$—	$—	$100
Other investments:
Debt securities:
Government debt [1]	$540	$28	$(5)	$563	$714	$9	$(23)	$700
Corporate bonds	1,054	63	(13)	1,104	1,026	20	(63)	983
Total debt securities	$1,594	$91	$(18)	$1,667	$1,740	$29	$(86)	$1,683
Equity securities [2]	15	7	(1)	21	16	1	(1)	16
Total other investments	$1,609	$98	$(19)	$1,688	$1,756	$30	$(87)	$1,699
Total cash equivalents, marketable securities and other investments	$2,159	$98	$(19)	$2,238	$2,422	$30	$(87)	$2,365
Long-term debt including debt due within one year [3]	$(17,452)	$2	$(1,922)	$(19,372)	$(19,591)	$351	$(972)	$(20,212)
Derivatives relating to:
Interest rates [4]	$—	$11	$(225)	$(214)	$—	$—	$(64)	$(64)
Foreign currency	—	52	(38)	14	—	120	(43)	77
Commodities [4]	—	84	(170)	(86)	—	91	(178)	(87)
Total derivatives	$—	$147	$(433)	$(286)	$—	$211	$(285)	$(74)
1. U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

2.	Equity securities with a readily determinable fair value.

3.
Cost includes fair value hedge adjustments of $1 million at June 30, 2019 and $18 million at December 31, 2018 on $2,590 million of debt at June 30, 2019 and $2,290 million of debt at December 31, 2018.

4.	Presented net of cash collateral where master netting arrangements allow.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six months ended June 30, 2019 and 2018:

Investing Results	Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018
Proceeds from sales of available-for-sale securities	$534	$625
Gross realized gains	$22	$15
Gross realized losses	$(10)	$(18)

Equity Securities
The Company’s investments in equity securities with a readily determinable fair value totaled $21 million at June 30, 2019 ($16 million at December 31, 2018). The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $206 million at June 30, 2019 ($204 million at December 31, 2018), reflecting the carrying value of the investments. There were no adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and six months ended June 30, 2019 and 2018. The net unrealized gain recognized in earnings on equity securities totaled $1 million for the three months ended June 30, 2019 ($1 million net unrealized loss for the three months ended June 30, 2018) and a net unrealized gain of $6 million for the six months ended June 30, 2019 ($8 million net unrealized gain for the six months ended June 30, 2018).

Derivatives
The following tables provide the fair value and balance sheet classification of derivative instruments at June 30, 2019 and December 31, 2018:

Fair Value of Derivative Instruments		Jun 30, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$11	$—	$11
Foreign currency contracts	Other current assets	104	(85)	19
Commodity contracts	Other current assets	53	(17)	36
Commodity contracts	Deferred charges and other assets	42	(7)	35
Total		$210	$(109)	$101
Derivatives not designated as hedging instruments:
Interest rate contracts	Other current assets	$1	$(1)	$—
Foreign currency contracts	Other current assets	44	(11)	33
Commodity contracts	Other current assets	14	(4)	10
Commodity contracts	Deferred charges and other assets	4	(1)	3
Total		$63	$(17)	$46
Total asset derivatives		$273	$(126)	$147

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$98	$—	$98
Interest rate contracts	Other noncurrent obligations	127	—	127
Foreign currency contracts	Accrued and other current liabilities	116	(85)	31
Commodity contracts	Accrued and other current liabilities	117	(20)	97
Commodity contracts	Other noncurrent obligations	57	(12)	45
Total		$515	$(117)	$398
Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$2	$(2)	$—
Foreign currency contracts	Accrued and other current liabilities	18	(11)	7
Commodity contracts	Accrued and other current liabilities	31	(6)	25
Commodity contracts	Other noncurrent obligations	4	(1)	3
Total		$55	$(20)	$35
Total liability derivatives		$570	$(137)	$433

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

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

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $36 million at June 30, 2019 ($26 million at December 31, 2018). There was no counterparty cash collateral posted with the Company at June 30, 2019 ($34 million at December 31, 2018).

Net Foreign Investment Hedges
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. The Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $186 million at June 30, 2019 ($182 million at December 31, 2018). For the six months ended June 30, 2019, the results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss of $101 million after tax (net gain of $53 million after tax for the six months ended June 30, 2018). The Company recognized after-tax gains of $66 million related to excluded components of net foreign investment hedges included in “Cumulative Translation Adjustments” in AOCL for the three months ended June 30, 2019 and after-tax gains of $152 million for the six months ended June 30, 2019. For the three months ended June 30, 2019, gains of $25 million were amortized to “Sundry income (expense) - net” in the consolidated statements of income. For the six months ended June 30, 2019, gains of $50 million were amortized to “Sundry income (expense) - net” in the consolidated statements of income.

Cash Flow Hedges
For derivatives that are designated and qualify as cash flow hedging instruments, the gain or loss on the derivative is recorded in AOCL; it is reclassified to income in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCL fluctuate based on changes in the fair value of open contracts at the end of each reporting period. The Company anticipates volatility in AOCL and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period.

For the six months ended June 30, 2019, the Company terminated certain interest rate contracts and realized net losses in AOCL of $113 million after tax. The net loss from open and realized interest rate contract hedges included in AOCL at June 30, 2019 was $213 million after tax (net gain of $23 million after tax at December 31, 2018).

Fair Value Hedges
For interest rate instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedge item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income, except for amounts excluded from the assessment of effectiveness that are recognized in earnings through an amortization approach.

During the second quarter of 2019, the Company entered into interest rate contracts designated as fair value hedges of underlying fixed rate debt obligations with maturity dates extending through 2048. The fair value adjustment resulting from these contracts was a net gain on the derivative of $16 million, with a net loss of $4 million after tax for excluded components recognized in AOCL.

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amounts charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which were included in “Sundry income (expense) - net” in the consolidated statements of income, were a gain of $38 million for the three months ended June 30, 2019 (gain of $82 million for the three months ended June 30, 2018) and a gain of $6 million for the six months ended June 30, 2019 (gain of $65 million for the six months ended June 30, 2018). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million gain for interest rate contracts, a $49 million loss for commodity contracts, a $6 million gain for foreign currency contracts and a $60 million gain for excluded components.

NOTE 20 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Jun 30, 2019			Dec 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents [1]	$—	$530	$530	$—	$566	$566
Marketable securities	—	20	20	—	100	100
Equity securities [2]	21	—	21	16	—	16
Debt securities: [2]
Government debt [3]	—	563	563	—	700	700
Corporate bonds	22	1,082	1,104	—	983	983
Derivatives relating to: [4]
Interest rates	—	12	12	—	—	—
Foreign currency	—	148	148	—	226	226
Commodities	15	98	113	17	93	110
Total assets at fair value	$58	$2,453	$2,511	$33	$2,668	$2,701
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$—	$19,372	$19,372	$—	$20,212	$20,212
Derivatives relating to: [4]
Interest rates	—	227	227	—	64	64
Foreign currency	—	134	134	—	149	149
Commodities	18	191	209	23	189	212
Total liabilities at fair value	$18	$19,924	$19,942	$23	$20,614	$20,637

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

3.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

4.	See Note 19 for the classification of derivatives in the consolidated balance sheets.

5.	See Note 19 for information on fair value measurements of long-term debt.
For equity securities calculated at net asset value per share (or its equivalent), the Company had $122 million in private market securities and $29 million in real estate at June 30, 2019 ($120 million in private market securities and $29 million in real estate at December 31, 2018). There are no redemption restrictions and the unfunded commitments on these investments were $86 million at June 30, 2019 ($89 million at December 31, 2018).

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing and corporate facilities around the world. In the first six months of 2019, manufacturing facilities associated with this plan were written down to zero. In addition, impairments of leased, non-manufacturing facilities, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to $104 million using unobservable inputs. The impairment charges related to the Synergy Program, totaling $105 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income.

In the first six months of 2019, the Company recognized an additional pretax impairment charge of $18 million related primarily to capital additions made to the biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, that was impaired in 2017. The assets were written down to zero in 2019. The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income. See Note 5 for additional information on the Company's restructuring activities.

NOTE 21 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") can be found in Note 23 to the Consolidated Financial Statements included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018.

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018:

Assets and Liabilities of Consolidated VIEs	Jun 30, 2019	Dec 31, 2018
In millions
Cash and cash equivalents	$26	$71
Other current assets	101	101
Net property	657	683
Other noncurrent assets	23	14
Total assets [1]	$807	$869
Current liabilities	$436	$307
Long-term debt	45	75
Other noncurrent obligations	22	14
Total liabilities [2]	$503	$396

1.	All assets were restricted at June 30, 2019 and December 31, 2018.

2.	All liabilities were nonrecourse at June 30, 2019 and December 31, 2018.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2019 and December 31, 2018 are adjusted for intercompany eliminations and parental guarantees.

The Company is a 50 percent indirect owner in a propylene oxide ("PO") manufacturing joint venture in Asia Pacific. The Company has a variable interest in this joint venture relating to arrangements between the joint venture and the Company involving the majority of the output on take-or-pay terms, with pricing ensuring a guaranteed return to the joint venture. On April 30, 2019, the Company executed an agreement to acquire full ownership in the PO manufacturing joint venture for an estimated cash purchase price of $312 million, with an expected closing date in the fourth quarter of 2019. Approximately half of the purchase price is expected to be attributed to the Company’s proportionate equity interest in the entity that owns the PO manufacturing joint venture.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at June 30, 2019 and December 31, 2018, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Jun 30, 2019	Dec 31, 2018
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$98	$100
AgroFresh Solutions, Inc.	Equity method investment [1]	$31	$48
	Other receivable [2]	$8	$8

1.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

2.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 22 – RELATED PARTY TRANSACTIONS
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and reported transactions with Dow Inc. as related party transactions. From the Merger date through March 31, 2019, TDCC reported transactions with DowDuPont and Historical DuPont and its affiliates as related party transactions.

TDCC
TDCC committed to fund Dow Inc.'s dividends paid to common stockholders, share repurchases and certain governance expenses. Funding was accomplished through intercompany loans. At June 30, 2019, TDCC's outstanding intercompany loan balance with Dow Inc. was $1,147 million, included in "Notes payable" in the consolidated balance sheets.

DowDuPont
Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. Funding was accomplished through intercompany loans. On a quarterly basis, TDCC's Board reviewed and determined a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considered the level of TDCC’s earnings and cash flows and the outstanding intercompany loan balances. For the three months ended March 31, 2019, TDCC declared and paid dividends to DowDuPont of $535 million ($1,053 million and $2,110 million for the three and six months ended June 30, 2018, respectively). In addition, at December 31, 2018, TDCC had a receivable related to a tax sharing agreement with DowDuPont of $89 million, included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

Historical DuPont and its Affiliates
TDCC sold to and procured from Historical DuPont and its affiliates certain raw materials that were consumed in each company's manufacturing process. The following table presents amounts due to or due from Historical DuPont and its affiliates:

Balances Due To or Due From Historical DuPont and its Affiliates	Jun 30, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - Other	$—	$89
Accounts payable - Other	$—	$19

The following table presents revenue earned and expenses incurred related to transactions with Historical DuPont and its affiliates:

Sales to Historical DuPont and its Affiliates	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$—	$13	$12	$25
Cost of sales	$—	$11	$9	$20

Purchases from Historical DuPont and its affiliates were insignificant for the three months ended March 31, 2019 and the three and six months ended June 30, 2018.

NOTE 23 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow combines one of the broadest technology sets in the industry with asset integration, focused innovation and global scale to achieve profitable growth and become the most innovative, customer centric, inclusive and sustainable materials science company. Dow’s portfolio of performance materials, industrial intermediates and plastics businesses delivers a broad range of differentiated science-based products and solutions for our customers in high-growth segments, such as packaging, infrastructure and consumer care.

Effective with the Merger, TDCC's business activities were components of DowDuPont's business operations and were reported as a single operating segment. Following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Performance Materials & Coatings, Industrial Intermediates & Infrastructure and Packaging & Specialty Plastics. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. The Company did not aggregate any operating segments when determining its reportable segments.

Following the separation from DowDuPont, the Company changed its practice of transferring ethylene to its downstream derivative businesses at cost to transferring ethylene at market prices. The Company also changed certain of its Corporate segment allocation practices including costs previously assigned to AgCo and SpecCo, which are now allocated to the operating segments. These changes have been consistently applied to all periods presented.

Dow reported geographic information for the following regions: U.S. & Canada, Asia Pacific, Latin America and EMEAI. As a result of the separation from DowDuPont, the Company changed the geographic alignment for the country of India to be reflected in EMEAI (previously reported in Asia Pacific).

Dow’s measure of profit/loss for segment reporting purposes is pro forma Operating EBIT (for the six months ended June 30, 2019 and the three and six months ended June 30, 2018) and Operating EBIT (for the three months ended June 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. Pro forma Operating EBIT and Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. These measures have been reflected retrospectively for all periods presented, and reconciliations of these measures are provided at the end of this footnote. The Company also presents pro forma net sales for the six months ended June 30, 2019 and the three and six months ended June 30, 2018 in this footnote as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Corporate Profile
Dow conducts its worldwide operations through global businesses which are reflected in the following reportable segments:

Performance Materials & Coatings
Performance Materials & Coatings includes industry-leading franchises that deliver a wide array of solutions into consumer and infrastructure end-markets. The segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. These businesses primarily utilize the Company's acrylics-, cellulosics- and silicone-based technology platforms to serve the needs of the architectural and industrial coatings, home care and personal care end-markets. Both businesses employ materials science capabilities, global reach and unique products and technology to combine chemistry platforms to deliver differentiated offerings to customers.

Coatings & Performance Monomers
Coatings & Performance Monomers consists of two businesses: Coating Materials and Performance Monomers. The Coating Materials business makes critical ingredients and additives that help advance the performance of paints and coatings. The business offers innovative and sustainable products to accelerate paint and coatings performance across diverse market segments, including architectural paints and coatings, as well as industrial coatings applications used in maintenance and protective industries, wood, metal packaging, traffic markings, thermal paper and leather. These products enhance coatings by improving hiding and coverage characteristics, enhancing durability against nature and the elements, reducing volatile organic compounds (“VOC”) content, reducing maintenance and improving ease of application. The Performance Monomers business manufactures critical building blocks based on acrylics needed for the production of coatings, textiles, and home and personal care products.

Consumer Solutions
Consumer Solutions consists of three businesses: Performance Silicones; Silicone Feedstocks & Intermediates; and Home & Personal Care. Performance Silicones uses innovative, versatile silicone-based technology to provide ingredients and solutions to customers in high performance building, consumer goods, elastomeric applications and the pressure sensitive adhesives industry that help them meet modern consumer preferences in attributes such as texture, feel, scent, durability and consistency. The Company’s wide array of silicone-based products and solutions enables customers to: increase the appeal of their products; extend shelf life; improve performance of products under a wider range of conditions; and provide a more sustainable offering. Silicone Feedstocks & Intermediates provides standalone silicone materials that are used as intermediates in a wide range of applications including adhesion promoters, coupling agents, crosslinking agents, dispersing agents and surface modifiers. The Home & Personal Care business collaborates closely with global and regional brand owners to deliver innovative solutions for creating new and unrivaled consumer benefits and experiences in cleaning, laundry and skin and hair care applications, among others.

Industrial Intermediates & Infrastructure
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, infrastructure and oil and gas. The global scale and reach of these businesses, world-class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others.

Industrial Solutions
Industrial Solutions is the world’s largest producer of purified ethylene oxide. It provides a broad portfolio of solutions that address world needs by enabling and improving the manufacture of consumer and industrial goods and services. The business’ solutions minimize friction and heat in mechanical processes, manage the oil and water interface, deliver ingredients for maximum effectiveness, facilitate dissolvability, enable product identification and provide the foundational building blocks for the development of chemical technologies. The business supports manufacturers associated with a large variety of end-markets, notably better crop protection offerings in agriculture, coatings, detergents and cleaners, solvents for electronics processing, inks and textiles.

Polyurethanes & Construction Chemicals
Polyurethanes & Construction Chemicals consists of three businesses: Polyurethanes, Chlor-Alkali & Vinyl (“CAV”) and Construction Chemicals (“DCC”). The Polyurethanes business is the world’s largest producer of propylene oxide, propylene glycol and polyether polyols, and a leading producer of aromatic isocyanates and fully formulated polyurethane systems for rigid, semi-rigid and flexible foams, and coatings, adhesives, sealants, elastomers and composites that serve energy efficiency, consumer comfort, industrial and enhanced mobility market sectors. The CAV business provides cost-advantaged chlorine and caustic soda supply and markets caustic soda, a valuable co-product of the chlor-alkali manufacturing process, and ethylene dichloride and vinyl chloride monomer. The DCC business provides cellulose ethers, redispersible latex powders, silicones and acrylic emulsions used as key building blocks for differentiated building and construction materials across many market segments and applications ranging from roofing and flooring to gypsum-, cement-, concrete- or dispersion-based building materials.

Joint Ventures
This segment includes a portion of the Company's share of the results of the following joint ventures:

•
EQUATE - a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol, and manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins; owned 42.5 percent by the Company.

•	The Kuwait Olefins Company K.S.C.C. (“TKOC”) - a Kuwait-based company that manufactures ethylene and ethylene glycol; owned 42.5 percent by the Company.

•
Map Ta Phut Olefins Company Limited ("Map Ta Phut") - a Thailand-based company that manufactures propylene and ethylene; the Company has an effective ownership of 32.77 percent (of which 20.27 percent is owned directly by the Company and aligned with the Industrial Intermediates & Infrastructure segment and 12.5 percent is owned indirectly through the Company’s equity interest in Siam Polyethylene Company Limited, an entity that is part of The SCG-Dow Group and aligned with the Packaging & Specialty Plastics segment).

•
Sadara - a Saudi Arabian company that manufactures chlorine, ethylene, propylene and aromatics for internal consumption and manufactures and sells polyethylene, ethylene oxide and propylene oxide derivative products, and isocyanates; owned 35 percent by the Company.

Packaging & Specialty Plastics
Packaging & Specialty Plastics is a world leader in plastics and consists of two highly integrated global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment employs the industry’s broadest polyolefin product portfolio, supported by the Company’s proprietary catalyst and manufacturing process technologies, to work at the customer’s design table throughout the value chain to deliver more reliable and durable, higher performing, and more sustainable plastics to customers in food and specialty packaging; industrial and consumer packaging; health and hygiene; caps, closures and pipe applications; consumer durables; and infrastructure.

The Company’s unique advantages compared with its competitors include: the Company’s extensive low-cost feedstock positions around the world; unparalleled scale, footprint, and market reach, with world-class manufacturing sites in every geography; deep customer and brand owner understanding; and market-driven application development and technical support.

The segment remains agile and adaptive by participating in the entire ethylene-to-polyethylene chain integration, enabling the Company to manage market swings, and therefore optimize returns while reducing long-term earnings volatility. The Company’s unrivaled value chain ownership, combined with its Pack Studio locations in every geography, which help customers and brand owners deliver faster and more efficient packaging product commercialization through a global network of laboratories, technical experts and testing equipment, together differentiate the Company from its competitors.

Hydrocarbons & Energy
Hydrocarbons & Energy is the largest global producer of ethylene, an internal feedstock that is consumed primarily within the Packaging & Specialty Plastics segment. In addition to ethylene, the business is a leading producer of propylene and aromatics products that are used to manufacture materials that consumers use every day. The business also produces and procures the power and feedstocks used by the Company’s manufacturing sites.

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves growing, high-value sectors using world-class technology, broad existing product lines, and a rich product pipeline that creates competitive advantages for the entire packaging value chain. The business is also a leader in polyolefin elastomers and ethylene propylene diene monomer ("EPDM") rubber serving automotive, consumer, wire and cable and construction markets. Market growth is expected to be driven by major shifts in population demographics; improving socioeconomic status in emerging geographies; consumer and brand owner demand for increased functionality; global efforts to reduce food waste; growth in telecommunications networks; global development of electrical transmission and distribution infrastructure; and renewable energy applications.

Joint Ventures
This segment also includes the results of the following joint ventures of the Company, as well as a portion of the results of EQUATE, TKOC, Map Ta Phut and Sadara:

•	The Kuwait Styrene Company K.S.C.C. - a Kuwait-based company that manufactures styrene monomer; owned 42.5 percent by the Company.

•
The SCG-Dow Group - a group of Thailand-based companies (consisting of Siam Polyethylene Company Limited; Siam Polystyrene Company Limited; Siam Styrene Monomer Co., Ltd.; and Siam Synthetic Latex Company Limited) that manufacture polyethylene, polystyrene, styrene, latex and specialty elastomers; owned 50 percent by the Company.

Corporate
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; gains and losses on sales of financial assets; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Segment Information	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Corp.	Total
In millions
Three months ended Jun 30, 2019
Net sales	$2,356	$3,342	$5,205	$111	$11,014
Equity in earnings (losses) of nonconsolidated affiliates	1	(78)	74	(12)	(15)
Dow Inc. Operating EBIT [1]	214	154	768	(77)	1,059
Three months ended Jun 30, 2018
Net sales	$2,624	$3,969	$6,124	$72	$12,789
Pro forma net sales	2,673	3,972	6,134	72	12,851
Equity in earnings (losses) of nonconsolidated affiliates	1	96	108	(12)	193
Pro forma Operating EBIT	292	502	926	(81)	1,639
Six months ended Jun 30, 2019
Net sales	$4,638	$6,822	$10,343	$180	$21,983
Pro forma net sales	4,676	6,831	10,343	180	22,030
Equity in earnings (losses) of nonconsolidated affiliates	1	(126)	112	(16)	(29)
Dow Inc. pro forma Operating EBIT [2]	485	431	1,458	(172)	2,202
Six months ended Jun 30, 2018
Net sales	$4,951	$7,767	$12,162	$146	$25,026
Pro forma net sales	5,044	7,775	12,182	146	25,147
Equity in earnings (losses) of nonconsolidated affiliates	1	245	167	(19)	394
Pro forma Operating EBIT	647	962	1,897	(170)	3,336

1.
Operating EBIT for TDCC for the three months ended June 30, 2019 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to Operating EBIT is provided below.

2.
Pro forma Operating EBIT for TDCC for the six months ended June 30, 2019 is substantially the same as that of Dow Inc. (same for the three and six months ended June 30, 2018) and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBIT is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBIT	Three Months Ended
In millions	Jun 30, 2019
Income from continuing operations, net of tax	$90
+ Provision for income taxes on continuing operations	125
Income from continuing operations before income taxes	$215
- Interest income	21
+ Interest expense and amortization of debt discount	237
- Significant items	(628)
Operating EBIT	$1,059

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBIT	Three Months Ended	Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Income from continuing operations, net of tax	$810	$246	$1,735
+ Provision for income taxes on continuing operations	249	266	475
Income from continuing operations before income taxes	$1,059	$512	$2,210
- Interest income	18	39	38
+ Interest expense and amortization of debt discount	261	478	523
+ Pro forma adjustments [1]	51	65	96
- Significant items	(286)	(1,186)	(545)
Pro forma Operating EBIT	$1,639	$2,202	$3,336

1.
Pro forma adjustments include (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont, (2) the removal of the amortization of ECP's inventory step-up recognized in connection with the Merger, and (3) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs).

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT and pro forma Operating EBIT:

Significant Items by Segment	Three Months Ended Jun 30, 2019					Six Months Ended Jun 30, 2019
	Perf. Mat. & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Corp.	Total	Perf. Mat. & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Corp.	Total
In millions
Indemnification and other transaction related costs [1]	$—	$—	$—	$(127)	$(127)	$—	$—	$—	$(127)	$(127)
Integration and separation costs [2]	—	—	—	(348)	(348)	—	—	—	(750)	(750)
Restructuring and asset related charges - net [3]	(22)	—	(6)	(37)	(65)	(22)	—	(19)	(180)	(221)
Loss on divestiture [4]	—	—	—	(44)	(44)	—	—	—	(44)	(44)
Loss on early extinguishment of debt [5]	—	—	—	(44)	(44)	—	—	—	(44)	(44)
Total	$(22)	$—	$(6)	$(600)	$(628)	$(22)	$—	$(19)	$(1,145)	$(1,186)

1.
Includes charges primarily associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.

2.	Costs related to post-Merger integration and business separation activities. The six months ended June 30, 2019 excludes one-time transaction costs directly attributable to the Merger.

3.	Includes Board approved restructuring plans and asset-related charges, which includes other asset impairments. See Note 5 for additional information.

4.	Includes post-closing adjustments on a previous divestiture.

5.	The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 12 for additional information.

Significant Items by Segment	Three Months Ended Jun 30, 2018					Six Months Ended Jun 30, 2018
	Perf. Mat. & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Corp.	Total	Perf. Mat. & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Corp.	Total
In millions
Impact of Dow Silicones ownership restructure [1]	$(20)	$—	$—	$—	$(20)	$(20)	$—	$—	$—	$(20)
Integration and separation costs [2]	—	—	—	(234)	(234)	—	—	—	(441)	(441)
Restructuring and asset related charges - net [3]	(15)	—	(3)	(14)	(32)	(14)	(11)	(9)	(70)	(104)
Gain on divestiture [4]	—	—	—	—	—	—	20	—	—	20
Total	$(35)	$—	$(3)	$(248)	$(286)	$(34)	$9	$(9)	$(511)	$(545)

1.	Includes a loss related to a post-closing adjustment related to the Dow Silicones ownership restructure.

2.
Costs related to post-Merger integration and business separation activities, and costs related to the ownership restructure of Dow Silicones. Excludes one-time transaction costs directly attributable to the Merger.

3.
Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information. Excludes one-time transaction costs directly attributable to the Merger.

4.	Includes a gain related to the Company's sale of its equity interest in MEGlobal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") completed the separation of its materials science business and Dow Inc. became the direct parent company of The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the “Company”), owning all of the outstanding common shares of TDCC. For filings related to the period commencing April 1, 2019 and thereafter, TDCC was deemed the predecessor to Dow Inc., and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019.
The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017. TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries (“Historical DuPont”) each merged with subsidiaries of DowDuPont and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business.

As of the effective date and time of the distribution, DowDuPont does not beneficially own any equity interest in Dow and no longer consolidates Dow and its consolidated subsidiaries into its financial results. The consolidated financial results of Dow for all periods presented reflect the distribution of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) as discontinued operations, as well as reflect the receipt of Historical DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”) as a common control transaction from the closing of the Merger on August 31, 2017. See Note 3 to the Consolidated Financial Statements and Dow Inc.'s Amendment No. 4 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission ("SEC") on March 8, 2019 for additional information.

Throughout this Current Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Except as otherwise indicated by the context, the terms "Union Carbide" means Union Carbide Corporation, and "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of the Company.

Items Affecting Comparability of Financial Results
As a result of the separation from DowDuPont, pro forma net sales and pro forma Operating EBIT are provided in this section which were based on the consolidated financial statements of TDCC, adjusted to give effect to the separation from DowDuPont as if it had been consummated on January 1, 2017. Pro forma adjustments include (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva, Inc. ("Corteva") in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont, (2) the removal of the amortization of ECP's inventory step-up recognized in connection with the Merger, and (3) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs). These adjustments impacted the consolidated results as well as the reportable segments. See Note 23 to the Consolidated Financial Statements for a summary of the pro forma adjustments impacting segment measures for the six months ended June 30, 2019 and the three and six months ended June 30, 2018.

OVERVIEW
The following is a summary of the results from continuing operations for Dow for the three months ended June 30, 2019:

•
The Company reported net sales in the second quarter of 2019 of $11.0 billion, down 14 percent from $12.8 billion in the second quarter of 2018, with declines across all geographic regions and segments. These declines were due to a decrease in local price of 9 percent, a volume decline of 4 percent and a 2 percent unfavorable currency impact which were partially offset by a 1 percent increase in Portfolio & Other.

•
Local price decreased 9 percent compared with the same period last year, with decreases in all segments, including a double-digit decline in Industrial Intermediates & Infrastructure (down 12 percent). Local price decreased in all geographic regions, including double-digit declines in Latin America (down 15 percent) and U.S. & Canada and Asia Pacific (both down 10 percent).

•
Volume decreased 4 percent compared with the second quarter of 2018, with decreases in all operating segments: Performance Materials & Coatings (down 7 percent), Packaging & Specialty Plastics (down 4 percent) and Industrial Intermediates & Infrastructure (down 2 percent). Volume decreased in Europe, Middle East, Africa and India ("EMEAI") (down 6 percent), Latin America (down 4 percent) and U.S. & Canada (down 3 percent). Volume was flat in Asia Pacific.

•	Currency had an unfavorable impact of 2 percent on net sales, driven primarily by EMEAI (down 5 percent).

•
Portfolio & Other increased 1 percent as a result of the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation, impacting Performance Materials & Coatings.

•
Research and development ("R&D") expenses were $208 million in the second quarter of 2019, down from $221 million in the second quarter of 2018. Selling, general and administrative ("SG&A") expenses for Dow Inc. and TDCC were $422 million and $418 million, respectively, in the second quarter of 2019, down from $485 million in the second quarter of 2018. R&D and SG&A expenses decreased primarily due to cost reductions and lower performance-based compensation costs.

•	Restructuring and asset related charges - net were $65 million in the second quarter of 2019, primarily reflecting post-merger restructuring actions under the DowDuPont Cost Synergy Program.

•
Integration and separation costs for Dow Inc. and TDCC were $348 million and $324 million, respectively, in the second quarter of 2019, up from $262 million in the second quarter of 2018, reflecting post-Merger integration and business separation activities.

•
Equity in earnings (losses) of nonconsolidated affiliates was a loss of $15 million in the second quarter of 2019, down from earnings of $193 million in the second quarter of 2018, primarily due to increased equity losses from Sadara and lower equity earnings from the Kuwait joint ventures and the Thai joint ventures.

•
Sundry income (expense) - net for Dow Inc. and TDCC were an expense of $1 million and income of $109 million, respectively, in the second quarter of 2019, compared with expense of $14 million in the second quarter of 2018. Sundry income (expense) - net increased for TDCC primarily due to an increase in foreign currency exchange gains and non-operating pension and postretirement benefit plan credits compared with the second quarter of 2018. In addition to the items discussed for TDCC, Dow Inc. incurred a loss on post-closing adjustments related to a previous divestiture and charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution.

•
Net income available for Dow Inc. and TDCC common stockholder(s) was $75 million and $202 million, respectively, in the second quarter of 2019, compared with $1,333 million in the second quarter of 2018. Earnings per share for Dow Inc. was $0.10 per share in the second quarter of 2019, compared with $1.78 per share in the second quarter of 2018.

•	On April 11, 2019, Dow Inc. announced that its Board of Directors declared a dividend of $0.70 per share, paid on June 14, 2019, to shareholders of record on May 31, 2019.

•
In May 2019, the Company issued $2.0 billion of senior unsecured notes in an offering under Rule 144A of the Securities Act of 1933. In June 2019, the Company redeemed $1.5 billion of 4.25 percent notes issued by the Company with maturity in 2020. In addition, in April and June of 2019, the Company voluntarily repaid $2.0 billion and $500 million, respectively, of principal on the Dow Silicones Term Loan Facility.

•
Dow Inc. repurchased $305 million of the Company's common stock in the second quarter of 2019. Dow Inc. remains on track to repurchase an additional $200 million of the Company's common stock in the second half of 2019 to reach its full-year target of approximately $500 million of repurchases.

In addition to the financial highlights above, the following event occurred subsequent to the second quarter of 2019:

•
On July 25, 2019, the Company announced that after a detailed analysis of project returns and future demand growth, it has decided to postpone construction of the planned 450 KTA polyolefins facility in Europe.

Selected Financial Data - Dow Inc.	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$11,014	$12,789	$21,983	$25,026

Cost of sales ("COS")	$9,420	$10,540	$18,562	$20,520
Percent of net sales	85.5%	82.4%	84.4%	82.0%

R&D	$208	$221	$398	$429
Percent of net sales	1.9%	1.7%	1.8%	1.7%

SG&A	$422	$485	$870	$967
Percent of net sales	3.8%	3.8%	4.0%	3.9%

Effective tax rate	58.1%	23.5%	52.0%	21.5%

Net income available for common stockholders	$75	$1,333	$631	$2,737

Selected Financial Data - TDCC	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$11,014	$12,789	$21,983	$25,026

COS	$9,419	$10,540	$18,561	$20,520
Percent of net sales	85.5%	82.4%	84.4%	82.0%

R&D	$208	$221	$398	$429
Percent of net sales	1.9%	1.7%	1.8%	1.7%

SG&A	$418	$485	$866	$967
Percent of net sales	3.8%	3.8%	3.9%	3.9%

Effective tax rate	36.5%	23.5%	41.6%	21.5%

Net income available for the common stockholder	$202	$1,333	$758	$2,737

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales, pro forma net sales and sales variances by segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$11,014	$12,789	$21,983	$25,026
Pro forma net sales		$12,851	$22,030	$25,147

Sales Variances by Segment and Geographic Region - As Reported
	Three Months Ended Jun 30, 2019					Six Months Ended Jun 30, 2019
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Performance Materials & Coatings	(4)%	(2)%	(7)%	3%	(10)%	(3)%	(2)%	(3)%	2%	(6)%
Industrial Intermediates & Infrastructure	(12)	(2)	(2)	—	(16)	(12)	(2)	2	—	(12)
Packaging & Specialty Plastics	(9)	(2)	(4)	—	(15)	(10)	(2)	(3)	—	(15)
Total	(9)%	(2)%	(4)%	1%	(14)%	(9)%	(2)%	(1)%	—%	(12)%
U.S. & Canada	(10)%	—%	(3)%	2%	(11)%	(8)%	—%	(4)%	1%	(11)%
EMEAI	(6)	(5)	(6)	—	(17)	(7)	(5)	(2)	—	(14)
Asia Pacific	(10)	(2)	—	—	(12)	(11)	(2)	4	—	(9)
Latin America	(15)	—	(4)	—	(19)	(14)	—	(2)	—	(16)
Total	(9)%	(2)%	(4)%	1%	(14)%	(9)%	(2)%	(1)%	—%	(12)%

1.
Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Net sales in the second quarter of 2019 were $11.0 billion, down 14 percent from $12.8 billion in the second quarter of last year, primarily due to a decrease in local price, softer demand and the unfavorable impact of currency. Sales decreased in all geographic regions and operating segments. Local price decreased 9 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressure. Local price decreased in Industrial Intermediates & Infrastructure (down 12 percent), Packaging & Specialty Plastics (down 9 percent) and Performance Materials & Coatings (down 4 percent). Local price decreased in all geographic regions. Volume decreased 4 percent with declines in all operating segments and geographic regions, except Asia Pacific which was flat. Volume decreased in Performance Materials & Coatings (down 7 percent), Packaging & Specialty Plastics (down 4 percent) and Industrial Intermediates & Infrastructure (down 2 percent). Currency unfavorably impacted sales 2 percent compared with the same period last year, driven primarily by EMEAI (down 5 percent). Portfolio & Other increased 1 percent compared with the same period last year.

Net sales for the first six months of 2019 were $22.0 billion, down 12 percent from $25.0 billion from the same period last year, primarily due to a decrease in local price, the unfavorable impact of currency and softer demand. Sales decreased in all geographic regions and operating segments. Local price decreased 9 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressure. Local price decreased in Industrial Intermediates & Infrastructure (down 12 percent), Packaging & Specialty Plastics (down 10 percent) and Performance Materials & Coatings (down 3 percent). Local price decreased in all geographic regions with double-digit declines in Latin America (down 14 percent) and Asia Pacific (down 11 percent). Currency unfavorably impacted sales 2 percent compared with the same period last year, driven primarily by EMEAI (down 5 percent). Volume decreased 1 percent as declines in Packaging & Specialty Plastics and Performance Materials & Coatings (both down 3 percent) more than offset an increase in Industrial Intermediates & Infrastructure (up 2 percent). Volume decreased in all geographic regions, except Asia Pacific (up 4 percent). Portfolio & Other was flat compared with the same period last year.

Sales Variances by Segment and Geographic Region - Pro Forma Basis
	Three Months Ended Jun 30, 2019					Six Months Ended Jun 30, 2019
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Performance Materials & Coatings	(5)%	(2)%	(5)%	—%	(12)%	(3)%	(2)%	(2)%	—%	(7)%
Industrial Intermediates & Infrastructure	(12)	(3)	(1)	—	(16)	(12)	(3)	3	—	(12)
Packaging & Specialty Plastics	(9)	(2)	(4)	—	(15)	(10)	(2)	(3)	—	(15)
Total	(9)%	(2)%	(3)%	—%	(14)%	(9)%	(2)%	(1)%	—%	(12)%
U.S. & Canada	(9)%	—%	(2)%	—%	(11)%	(8)%	—%	(3)%	(1)%	(12)%
EMEAI	(6)	(5)	(6)	—	(17)	(7)	(5)	(2)	—	(14)
Asia Pacific	(11)	(2)	—	—	(13)	(11)	(2)	4	—	(9)
Latin America	(15)	—	(4)	—	(19)	(14)	—	(2)	—	(16)
Total	(9)%	(2)%	(3)%	—%	(14)%	(9)%	(2)%	(1)%	—%	(12)%

1.
Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Net sales in the second quarter of 2019 were $11.0 billion, down 14 percent from pro forma net sales of $12.9 billion in the second quarter of last year, primarily due to a decrease in local price, softer demand and the unfavorable impact of currency. Sales decreased in all geographic regions and operating segments. Local price decreased 9 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressure. Local price decreased in Industrial Intermediates & Infrastructure (down 12 percent), Packaging & Specialty Plastics (down 9 percent) and Performance Materials & Coatings (down 5 percent). Local price decreased in all geographic regions. Volume decreased 3 percent with declines in all operating segments and geographic regions, except Asia Pacific which was flat. Volume decreased in Performance Materials & Coatings (down 5 percent), Packaging & Specialty Plastics (down 4 percent) and Industrial Intermediates & Infrastructure (down 1 percent). Currency unfavorably impacted sales 2 percent compared with the same period last year, driven primarily by EMEAI (down 5 percent). Portfolio & Other was flat compared with the same period last year.

Pro forma net sales for the first six months of 2019 were $22.0 billion, down 12 percent from pro forma net sales of $25.1 billion from the same period last year, primarily due to a decrease in local price, the unfavorable impact of currency and softer demand. Sales decreased in all geographic regions and operating segments. Local price decreased 9 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressure. Local price decreased in Industrial Intermediates & Infrastructure (down 12 percent), Packaging & Specialty Plastics (down 10 percent) and Performance Materials & Coatings (down 3 percent). Local price decreased in all geographic regions with double-digit declines in Latin America (down 14 percent) and Asia Pacific (down 11 percent). Currency unfavorably impacted sales 2 percent compared with the same period last year, driven primarily by EMEAI (down 5 percent). Volume decreased 1 percent as declines in Packaging & Specialty Plastics (down 3 percent) and Performance Materials & Coatings (down 2 percent) more than offset an increase in Industrial Intermediates & Infrastructure (up 3 percent). Volume decreased in all geographic regions, except Asia Pacific (up 4 percent). Portfolio & Other was flat compared with the same period last year.

Cost of Sales
COS was $9.4 billion in the second quarter of 2019, down from $10.5 billion in the second quarter of 2018. For the first six months of 2019, COS was $18.6 billion, down from $20.5 billion in the first six months of 2018. For the three and six months ended June 30, 2019, COS decreased primarily due to lower feedstock and other raw material costs, decreased sales volume and cost synergies which were partially offset by $75 million of transaction-related costs related to the separation from DowDuPont. COS as a percentage of net sales in the second quarter of 2019 was 85.5 percent (82.4 percent in the second quarter of 2018) and was 84.4 percent for the first six months of 2019 (82.0 percent for the first six months of 2018).

Research and Development Expenses
R&D expenses totaled $208 million in the second quarter of 2019, down $13 million (6 percent) from $221 million in the second quarter of 2018. For the first six months of 2019, R&D expenses totaled $398 million, down $31 million (7 percent) from $429 million in the first six months of 2018. R&D expenses for the three and six months ended June 30, 2019 decreased compared with the same periods last year primarily due to cost reductions and lower performance-based compensation costs.

Selling, General and Administrative Expenses
SG&A expenses for Dow Inc. and TDCC were $422 million and $418 million, respectively, in the second quarter of 2019, down from $485 million in the second quarter of last year. For the first six months of 2019, SG&A expenses for Dow Inc. and TDCC were $870 million and $866 million, respectively, down from $967 million in the first six months of 2018. SG&A expenses for the three and six months ended June 30, 2019 decreased compared with the same periods last year primarily due to cost reductions and lower performance-based compensation costs.

Amortization of Intangibles
Amortization of intangibles was $104 million in the second quarter of 2019, down from $118 million in the second quarter of 2018. In the first six months of 2019, amortization of intangibles was $220 million, down from $236 million in the first six months of 2018. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. The restructuring charges below reflect charges from continuing operations.

For the three months ended June 30, 2019, the Company recorded pretax restructuring charges of $59 million, consisting of severance and related benefit costs of $25 million, asset write-downs and write-offs of $29 million and costs associated with exit and disposal activities of $5 million. For the six months ended June 30, 2019, the Company recorded pretax restructuring charges of $203 million, consisting of severance and related benefit costs of $77 million, asset write-downs and write-offs of $105 million and costs associated with exit and disposal activities of $21 million.

For the three months ended June 30, 2018, the Company recorded pretax restructuring charges of $30 million, consisting of severance and related benefit costs of $17 million and asset write-downs and write-offs of $13 million. For the six months ended June 30, 2018, the Company recorded pretax restructuring charges of $115 million, consisting of severance and related benefit costs of $85 million, asset write-downs and write-offs of $16 million and costs associated with exit and disposal activities of $14 million. The Company expects actions related to the Synergy Program to be substantially complete by the end of 2019.

Asset Related Charges
The Company recognized an additional pretax impairment charge of $6 million and $18 million for the three and six months ended June 30, 2019, respectively, related primarily to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charge of $3 million and $6 million for the three and six months ended June 30, 2018). See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring and asset related charges, including charges by segment.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities, as well as the ownership restructure of Dow Silicones (through May 31, 2018), were $348 million and $324 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019, up from $262 million in the second quarter of 2018. In the first six months of 2019, integration and separation costs for Dow Inc. and TDCC were $800 million and $776 million, respectively, up from $486 million in the first six months of 2018. The increases were primarily from costs related to business separation activities.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of the earnings (losses) of nonconsolidated affiliates was a loss of $15 million in the second quarter of 2019, down from earnings of $193 million in the second quarter of 2018, and a loss of $29 million in the first six months of 2019, down from earnings of $394 million in the first six months of 2018. The decrease in equity earnings for the three and six months ended June 30, 2019, is primarily due to increased equity losses from Sadara and lower equity earnings from the Kuwait joint ventures (due to lower monoethylene glycol and polyethylene prices) and the Thai joint ventures.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

TDCC
For the three months ended June 30, 2019, sundry income (expense) - net was income of $109 million compared with expense of $14 million for the three months ended June 30, 2018. Sundry income (expense) - net increased primarily due to an increase in foreign currency exchange gains and non-operating pension and postretirement benefit plan credits compared with the second quarter of 2018. The second quarter of 2019 also included a $44 million loss on the early extinguishment of debt and a gain of $14 million on post-closing adjustments related to a previous divestiture (both related to the Corporate segment). The second quarter of 2018 included a $20 million loss for a post-closing adjustment related to the Dow Silicones ownership restructure (related to the Performance Materials & Coatings segment). In the first six months of 2019, sundry income (expense) - net was income of $178 million compared with income of $40 million in the first six months of 2018. In addition to the amounts previously discussed, the first six months of 2018 included a $20 million gain related to the Company's sale of its equity interest in MEGlobal (related to the Industrial Intermediates & Infrastructure segment).

Dow Inc.
For the three months ended June 30, 2019, sundry income (expense) - net was expense of $1 million compared with expense of $14 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, sundry income (expense) - net was income of $68 million compared with income of $40 million for the six months ended June 30, 2018. In addition to the amounts previously discussed above under TDCC, sundry income (expense) - net for the three and six months ended June 30, 2019, included a $58 million loss on post-closing adjustments related to a previous divestiture and $52 million in charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution, which provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after completion of the separation (both related to the Corporate segment). See Notes 3, 6, 12, 17 and 23 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Dow Inc.
Interest expense and amortization of debt discount was $237 million in the second quarter of 2019, down from $261 million in the second quarter of 2018. Interest expense and amortization of debt discount was $478 million in the first six months of 2019, down from $523 million in the first six months of 2018. The decrease is primarily due to lower interest bearing notes issued in the fourth quarter of 2018, which replaced higher interest bearing notes redeemed in the fourth quarter of 2018.

TDCC
Interest expense and amortization of debt discount was $249 million in the second quarter of 2019, down from $261 million in the second quarter of 2018. Interest expense and amortization of debt discount was $490 million in the first six months of 2019, down from $523 million in the first six months of 2018. In addition to the amounts previously discussed above for Dow Inc., TDCC includes additional interest expense related to an intercompany loan with Dow Inc. See Note 22 to the Consolidated Financial Statements for additional information.

Provision for Income Taxes
Dow's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most of the earnings from Dow's equity method investments are taxed at the joint venture level. The effective tax rate for the second quarter of 2019 for Dow Inc. and TDCC was 58.1 percent and 36.5 percent respectively, compared with 23.5 percent for the second quarter of 2018. For the first six months of 2019, the effective tax rate for Dow Inc. and TDCC was 52.0 percent and 41.6 percent respectively, compared with 21.5 percent for the first six months of 2018. The tax rate for TDCC in the second quarter of 2019 was unfavorably impacted by non-deductible restructuring costs and was favorably impacted as a result of a change in deferred taxes related to fixed assets. The tax rate for the first six months of 2019 was unfavorably impacted by tax impacts related to spin preparation activities and favorably impacted by tax benefits related to the issuance of stock-based compensation and deferred tax remeasurement in foreign jurisdictions. The tax rate in the second quarter of 2018 was favorably impacted by the reduced U.S. federal corporate income tax rate and unfavorably impacted by non-deductible restructuring costs and certain provisions in the Tax Cuts and Jobs Act related to the taxability of foreign earnings. The tax rate for the first six months of 2018 was favorably impacted by tax benefits related to the issuance of stock-based compensation. In addition, the tax rate for Dow Inc. in the second quarter of 2019 was unfavorably impacted by indemnification and other post-separation related charges.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $554 million in the second quarter of 2018 and $445 million and $1,068 million in the first six months of 2019 and 2018, respectively, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 3 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests from continuing operations was $15 million in the second quarter of 2019, down from $25 million in the second quarter of 2018. For the first six months of 2019, net income attributable to noncontrolling interests from continuing operations was $47 million, compared with $46 million for the same period last year.

Net income attributable to noncontrolling interests from discontinued operations was zero in the second quarter of 2019, compared with $6 million in the second quarter of 2018. For the first six months of 2019, net income attributable to noncontrolling interests from discontinued operations was $13 million, compared with $20 million for the same period last year.

Net Income Available for the Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $75 million, or $0.10 per share, in the second quarter of 2019, compared with $1,333 million, or $1.78 per share, in the second quarter of 2018. Net income available for Dow Inc. common stockholders was $631 million, or $0.84 per share, in the first six months of 2019, compared with $2,737 million, or $3.66 per share, in the first six months of 2018. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $202 million in the second quarter of 2019, compared with $1,333 million in the second quarter of 2018. Net income available for the TDCC common stockholder was $758 million in the first six months of 2019, compared with $2,737 million in the first six months of 2018. Following the separation from DowDuPont, TDCC's common shares are owned solely by Dow Inc.

OUTLOOK
Looking ahead, the Company still sees global growth, but the pace of that expansion has slowed, as buying patterns remain cautious due to ongoing trade and geopolitical uncertainties. In this environment, the Company will maintain cost and operating discipline by continuing cost synergy and stranded cost removal actions, by reducing the Company's planned capital expenditures for the year from $2.5 billion to $2 billion, without sacrificing high-return growth projects, and by continuing with disciplined margin management. These near-term steps are responsive to the current market environment.

Over the longer-term, the Company's purpose-built portfolio and leading business positions, combined with a leaner cost structure and a suite of incremental, high-return growth investments, will continue to differentiate Dow and drive the Company's earnings growth trajectory.

SEGMENT RESULTS
Effective with the Merger, TDCC's business activities were components of DowDuPont's business operations and were reported as a single operating segment. Following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Performance Materials & Coatings, Industrial Intermediates & Infrastructure and Packaging & Specialty Plastics. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. The Company did not aggregate any operating segments when determining its reportable segments.

Following the separation from DowDuPont, the Company changed its practice of transferring ethylene to its downstream derivative businesses at cost to transferring ethylene at market prices. The Company also changed certain of its Corporate segment allocation practices, including costs previously assigned to AgCo and SpecCo ("stranded costs"), which are now allocated to the operating segments. These changes to the Company's segment results have been consistently applied to all periods presented.

Dow reported geographic information for the following regions: U.S. & Canada, Asia Pacific, Latin America and EMEAI. As a result of the separation from DowDuPont, the Company changed the geographic alignment for the country of India to be reflected in EMEAI (previously reported in Asia Pacific).

Dow’s measure of profit/loss for segment reporting purposes is pro forma Operating EBIT (for the six months ended June 30, 2019 and the three and six months ended June 30, 2018) and Operating EBIT (for the three months ended June 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. Pro forma Operating EBIT and Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the six months ended June 30, 2019 and the three and six months ended June 30, 2018 as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont. See Note 23 to the Consolidated Financial Statements for reconciliations of these measures and a summary of the pro forma adjustments impacting segment measures for the six months ended June 30, 2019 and the three and six months ended June 30, 2018.

PERFORMANCE MATERIALS & COATINGS
Performance Materials & Coatings includes industry-leading franchises that deliver a wide array of solutions into consumer and infrastructure end-markets. The segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. These businesses primarily utilize the Company's acrylics-, cellulosics- and silicone-based technology platforms to serve the needs of the architectural and industrial coatings, home care and personal care end-markets. Both businesses employ materials science capabilities, global reach and unique products and technology to combine chemistry platforms to deliver differentiated offerings to customers.

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$2,356	$2,624	$4,638	$4,951
Pro forma net sales		$2,673	$4,676	$5,044
Operating EBIT	$214
Pro forma Operating EBIT		$292	$485	$647
Equity earnings	$1	$1	$1	$1

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%	(3)%
Currency	(2)	(2)
Volume	(7)	(3)
Portfolio & other	3	2
Total	(10)%	(6)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(5)%	(3)%
Currency	(2)	(2)
Volume	(5)	(2)
Portfolio & other	—	—
Total	(12)%	(7)%

1.	As reported net sales for the three months ended June 30, 2019 compared with pro forma net sales for the three months ended June 30, 2018.

Performance Materials & Coatings net sales were $2,356 million in the second quarter of 2019, down 10 percent from net sales of $2,624 million in the second quarter of 2018. Net sales decreased 12 percent compared with pro forma net sales of $2,673 million in the same quarter last year, with volume and local price each down 5 percent and currency down 2 percent. Local price decreased in both businesses and all geographic regions. Consumer Solutions local price decreased primarily due to pricing pressure on siloxanes in Asia Pacific. Local price decreased in Coatings & Performance Monomers in response to lower feedstock and other raw material costs. Volume decreased in both businesses and all geographic regions. Volume decreased in Consumer Solutions due to slower demand in automotive and consumer electronics end-markets, as well as a result of targeted reductions of low-margin business in the home care market sector. Delayed seasonal demand due to wet weather in the U.S. & Canada and EMEAI decreased volume in Coatings & Performance Monomers, along with shipping restrictions at a performance monomers facility in Deer Park, Texas, due to a fire at a nearby third-party storage and terminal facility.

Operating EBIT was $214 million in the second quarter of 2019, down 27 percent from pro forma Operating EBIT of $292 million in the second quarter of 2018. Operating EBIT decreased primarily due to margin compression in siloxanes, higher planned maintenance turnaround costs and shipping restrictions at a performance monomers facility in Deer Park, Texas.

Performance Materials & Coatings net sales for the first six months of 2019 were $4,638 million, down 6 percent from net sales of $4,951 million in the first six months of 2018. Pro forma net sales for the first six months of 2019 were $4,676 million, down 7 percent from pro forma net sales of $5,044 million in the first six months of 2018, with local price down 3 percent, volume down 2 percent and an unfavorable currency impact of 2 percent. Local price decreased in both businesses and EMEAI and Asia Pacific, while U.S. & Canada and Latin America were flat. Local price decreased in Consumer Solutions due to siloxanes pricing pressure in Asia Pacific, which more than offset local price increases in U.S. & Canada and Latin America. Coatings & Performance Monomers local price declined in all geographic regions. Volume decreased in all geographic regions, except Asia Pacific, which increased modestly. Consumer Solutions volume was flat with volume growth in Asia Pacific offsetting declines in all other geographic regions. Volume growth in silicone intermediates was offset by declines in the home and personal care end-markets from shedding low-margin business. Despite volume improvement for vinyl acetate monomer, Coatings & Performance Monomers volume declined due to soft demand for architectural binders, acrylates and methacrylates and the unfavorable impact of currency.

Pro forma Operating EBIT for the first six months of 2019 was $485 million, down 25 percent from pro forma Operating EBIT of $647 million in the first six months of 2018. Pro forma Operating EBIT decreased primarily due to siloxanes margin compression, shipping restrictions at a performance monomers facility in Deer Park, Texas, and higher planned maintenance turnaround costs which more than offset cost synergies and the impact of lower feedstock and other raw material costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, infrastructure and oil and gas. The global scale and reach of these businesses, world-class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others. This segment also includes a portion of the results of EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), The Kuwait Olefins Company K.S.C.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$3,342	$3,969	$6,822	$7,767
Pro forma net sales		$3,972	$6,831	$7,775
Operating EBIT	$154
Pro forma Operating EBIT		$502	$431	$962
Equity earnings (losses)	$(78)	$96	$(126)	$245

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(12)%	(12)%
Currency	(2)	(2)
Volume	(2)	2
Portfolio & other	—	—
Total	(16)%	(12)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(12)%	(12)%
Currency	(3)	(3)
Volume	(1)	3
Portfolio & other	—	—
Total	(16)%	(12)%

1.	As reported net sales for the three months ended June 30, 2019 compared with pro forma net sales for the three months ended June 30, 2018.

Industrial Intermediates & Infrastructure net sales were $3,342 million in the second quarter of 2019, down 16 percent from $3,969 million in the second quarter of 2018. Net sales decreased 16 percent compared with pro forma net sales of $3,972 million in the same quarter last year, with local price down 12 percent, unfavorable currency impact of 3 percent and volume down 1 percent. Local price decreased in all businesses and geographic regions. The decrease in local price was primarily driven by lower feedstock and other raw material costs and price declines in isocyanates, propylene glycols, propylene oxide and polyols. Currency had an unfavorable impact of 3 percent, primarily in EMEAI. Polyurethanes & Construction Chemicals volume was flat, with decreases in Asia Pacific and U.S & Canada offset by an increase in EMEAI, as increased supply from Sadara and higher demand for isocyanates and systems applications was offset by lower demand for caustic, propylene oxide and commodity polyols. Latin America volume was flat. Industrial Solutions volume decreased, driven by declines in EMEAI and U.S. & Canada, primarily as a result of soft demand for industrial specialties used in agriculture, automotive and electronics end-markets.

Operating EBIT was $154 million in the second quarter of 2019, down 69 percent from pro forma Operating EBIT of $502 million in the second quarter of 2018. Operating EBIT decreased as the impact of margin compression in isocyanates products, lower equity earnings from the Kuwait joint ventures and increased equity losses from Sadara more than offset lower feedstock and other raw material costs.

Industrial Intermediates & Infrastructure net sales for the first six months of 2019 were $6,822 million, down 12 percent from net sales of $7,767 million in the first six months of 2018. Pro forma net sales for the first six months of 2019 were $6,831 million, down 12 percent from pro forma net sales of $7,775 million in the first six months of 2018, with local price down 12 percent, unfavorable currency impact of 3 percent and volume up 3 percent. Local price was down in all geographic regions and both businesses driven by lower feedstock and other raw material costs and price declines in isocyanates, propylene glycols, propylene oxide and polyols. Currency had an unfavorable impact of 3 percent, primarily in EMEAI. Polyurethanes & Construction Chemicals volume increased in all geographic regions, except Asia Pacific which was flat, primarily due to increased supply from Sadara. Industrial Solutions volume was flat as lower demand for products used in oil and gas applications was offset by increased demand for industrial specialties.

Pro forma Operating EBIT was $431 million for the first six months of 2019, down 55 percent from pro forma Operating EBIT of $962 million in the first six months of 2018. Pro forma Operating EBIT decreased as margin compression in isocyanates, lower equity earnings from the Kuwait joint ventures and increased equity losses from Sadara more than offset lower feedstock and other raw material costs and volume growth.

PACKAGING & SPECIALTY PLASTICS
Packaging & Specialty Plastics is a world leader in plastics and consists of two highly integrated global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment employs the industry’s broadest polyolefin product portfolio, supported by the Company’s proprietary catalyst and manufacturing process technologies, to work at the customer’s design table throughout the value chain to deliver more reliable and durable, higher performing, and more sustainable plastics to customers in food and specialty packaging; industrial and consumer packaging; health and hygiene; caps, closures and pipe applications; consumer durables; and infrastructure. This segment also includes the results of The Kuwait Styrene Company K.S.C.C. and The SCG-Dow Group, as well as a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$5,205	$6,124	$10,343	$12,162
Pro forma net sales		$6,134	$10,343	$12,182
Operating EBIT	$768
Pro forma Operating EBIT		$926	$1,458	$1,897
Equity earnings	$74	$108	$112	$167

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(9)%	(10)%
Currency	(2)	(2)
Volume	(4)	(3)
Portfolio & other	—	—
Total	(15)%	(15)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(9)%	(10)%
Currency	(2)	(2)
Volume	(4)	(3)
Portfolio & other	—	—
Total	(15)%	(15)%

1.	As reported net sales for the three months ended June 30, 2019 compared with pro forma net sales for the three months ended June 30, 2018.

Packaging & Specialty Plastics net sales were $5,205 million in the second quarter of 2019, down 15 percent from net sales of $6,124 million in the second quarter of 2018. Net sales decreased 15 percent compared with pro forma net sales of $6,134 million in the same quarter last year, with local price down 9 percent, volume down 4 percent and an unfavorable currency impact of 2 percent, primarily in EMEAI. Local price decreased in both businesses and across all geographic regions driven by reduced polyethylene prices and lower prices for Hydrocarbons & Energy co-products. Volume decreased across all geographic regions, except Asia Pacific, and in Hydrocarbons & Energy, which more than offset increased volume in Packaging and Specialty Plastics. Volume decreased in Hydrocarbons & Energy due to reduced olefin co-product production and a planned maintenance turnaround at an ethylene production facility in Germany. Volume increased in Packaging and Specialty Plastics in Asia Pacific and EMEAI, supported by new capacity additions. Packaging and Specialty Plastics volume growth was driven by increased demand for industrial and consumer packaging and health and hygiene applications.

Operating EBIT was $768 million in the second quarter of 2019, down 17 percent from pro forma Operating EBIT of $926 million in the second quarter of 2018. Operating EBIT decreased as the impact of lower selling prices, lower sales volume and reduced equity earnings from the Kuwait joint ventures due to lower polyethylene pricing, more than offset lower feedstock and other raw material costs, cost synergies, and decreased planned maintenance turnaround costs.

Packaging & Specialty Plastics net sales for the first six months of 2019 were $10,343 million, down from net sales of $12,162 million in the first six months of 2018. Pro forma net sales for the first six months of 2019 were $10,343 million, down 15 percent compared with pro forma net sales of $12,182 million in the first six months of 2018, with local price down 10 percent, volume down 3 percent and an unfavorable currency impact of 2 percent, primarily in EMEAI. Local price decreased in both businesses and across all geographic regions driven by reduced polyethylene prices and lower prices for Hydrocarbons & Energy co-products. Volume decreased across all geographic regions, except Asia Pacific, and in Hydrocarbons & Energy, which more than offset increased volume in Packaging and Specialty Plastics. Volume decreased in Hydrocarbons & Energy due to a planned maintenance turnaround at an ethylene production facility in Germany as well as increased internal consumption of ethylene on the U.S. Gulf Coast. In addition, lower volumes of co-products were available for sale in U.S. & Canada and EMEAI due to feedstock selection in those regions. Volume increased in Packaging and Specialty Plastics driven by higher demand in Asia Pacific, supported by new capacity additions. Packaging and Specialty Plastics volume growth was driven by increased demand for industrial and consumer packaging, flexible food and specialty packaging and health and hygiene applications.

Pro forma Operating EBIT was $1,458 million for the first six months of 2019, down 23 percent from pro forma Operating EBIT of $1,897 million in the first six months of 2018. Pro forma Operating EBIT decreased as the impact of lower selling prices, lower sales volume and reduced equity earnings, driven by lower equity earnings at the Kuwait joint ventures due to lower polyethylene pricing, more than offset lower feedstock and other raw material costs, cost synergies and decreased planned maintenance turnaround costs.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; gains and losses on sales of financial assets; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$111	$72	$180	$146
Pro forma net sales		$72	$180	$146
Operating EBIT	$(77)
Pro forma Operating EBIT		$(81)	$(172)	$(170)
Equity losses	$(12)	$(12)	$(16)	$(19)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $111 million in the second quarter of 2019, up from net sales and pro forma net sales of $72 million in the second quarter of 2018. Net sales and pro forma net sales were $180 million in the first six months of 2019, up from net sales and pro forma net sales of $146 million in the first six months of 2018.

Operating EBIT was a loss of $77 million in the second quarter of 2019, compared with a pro forma Operating EBIT loss of $81 million in the second quarter of 2018. Pro forma Operating EBIT was a loss of $172 million in the first six months of 2019, compared with a pro forma Operating EBIT loss of $170 million in the first six months of 2018.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $2,446 million at June 30, 2019 and $2,724 million at December 31, 2018, of which $1,416 million at June 30, 2019 and $2,013 million at December 31, 2018, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2019, Dow has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
In millions
Cash provided by (used for):
Operating activities - continuing operations	$2,003	$1,504	$1,977	$1,504
Operating activities - discontinued operations	253	289	346	289
Operating activities	2,256	1,793	2,323	1,793
Investing activities - continuing operations	(846)	(340)	(846)	(340)
Investing activities - discontinued operations	(34)	(112)	(34)	(112)
Investing activities	(880)	(452)	(880)	(452)
Financing activities - continuing operations	(1,649)	(2,569)	(1,716)	(2,569)
Financing activities - discontinued operations	(18)	(43)	(18)	(43)
Financing activities	(1,667)	(2,612)	(1,734)	(2,612)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(69)	10	(69)
Summary
Decrease in cash, cash equivalents and restricted cash	(281)	(1,340)	(281)	(1,340)
Cash, cash equivalents and restricted cash at beginning of year	2,764	6,208	2,764	6,208
Cash, cash equivalents and restricted cash at end of year	$2,483	$4,868	$2,483	$4,868
Less: Restricted cash and cash equivalents, included in "Other current assets"	37	45	37	45
Cash and cash equivalents at end of year	$2,446	$4,823	$2,446	$4,823

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations increased in the first six months of 2019 compared with the first six months of 2018. The improvement was primarily due to a decrease in cash used for working capital, advance payments from a customer for product supply agreements, lower pension contributions and higher dividends received from nonconsolidated affiliates which were partially offset by a decrease in cash earnings.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
In millions
Current assets [1]	$18,637	$19,470	$18,468	$19,470
Current liabilities [1]	11,605	11,059	12,217	11,059
Net working capital	$7,032	$8,411	$6,251	$8,411
Current ratio	1.61:1	1.76:1	1.51:1	1.76:1

1.	Amounts at December 31, 2018, exclude assets and liabilities of discontinued operations.

Working Capital Metrics	Three Months Ended
	Jun 30, 2019	Jun 30, 2018

Days sales outstanding in receivables [1]	47	44
Days sales in inventory [2]	67	60
Days payables outstanding	63	64

1.
The increase in days sales outstanding in receivables (“DSO”) was primarily due to an increase in accounts receivable as a result of the Company’s accounts receivable securitization facilities moving from off-balance sheet arrangements to secured borrowing arrangements in the second half of 2018.

2.	The increase in days sales in inventory is primarily due to a decrease in COS for the three months ended June 30, 2019 compared with the three months ended June 30, 2018.

Cash provided by operating activities from discontinued operations decreased for Dow Inc. and increased for TDCC in the first six months of 2019 compared with the first six months of 2018. A reduction in cash used for working capital requirements of AgCo and SpecCo, which were separated on April 1, 2019, resulted in increases for both Dow Inc. and TDCC. For Dow Inc., this increase was more than offset by cash payments in the second quarter of 2019 related to certain agreements and matters related to the separation from DowDuPont. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities from continuing operations in the first six months of 2019 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by proceeds from sales and maturities of investments. Cash used for investing activities from continuing operations in the first six months of 2018 was primarily for purchases of investments and capital expenditures, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits.

The Company's capital expenditures related to continuing operations, including capital expenditures of consolidated variable interest entities, were $912 million in the first six months of 2019, compared with $868 million in the first six months of 2018. The Company expects full year capital spending in 2019 to be approximately $2.0 billion, below depreciation and amortization expense and inclusive of capital spending for targeted cost synergy and business separation projects.

In the first six months of 2019, the Company waived $135 million of accounts receivable with Sadara, which was converted into equity. In the first six months of 2019, the Company loaned $228 million to Sadara and converted $105 million of the loan balance into equity. The Company expects to loan up to $500 million to Sadara during the remainder of 2019 and all or a portion of the loans could potentially be converted into equity in future periods.

Cash used in investing activities from discontinued operations in the first six months of 2019 was primarily for capital expenditures, partially offset by proceeds from the sales of property, businesses and ownership interests in nonconsolidated affiliates. Cash used in investing activities from discontinued operations in the first six months of 2018 was primarily for capital expenditures, partially offset by proceeds from the sale of property and businesses.

Cash Flows from Financing Activities
Cash used for financing activities from continuing operations in the first six months of 2019 included payments on long-term debt and dividends paid to DowDuPont, which were partially offset by proceeds from the issuance of long-term debt. In addition, Dow Inc. received cash as part of the separation from DowDuPont, which more than offset dividends paid to common stockholders and repurchases of common stock. TDCC was further impacted by the change in the note payable with Dow Inc. Cash used for financing activities from continuing operations in the first six months of 2018 primarily related to dividends paid to DowDuPont and payments of long-term debt. See Notes 12 and 15 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt and the Company's share repurchases and dividends.

Cash used for financing activities from discontinued operations in the first six months of 2019 and 2018 primarily related to distributions to noncontrolling interests and employee taxes paid for share-based payment arrangements.

Non-GAAP Cash Flow Measures
Cash Flows from Operating Activities - Continuing Operations - Excluding Impact of ASU 2016-15
Cash flows from operating activities - continuing operations, excluding the impact of Accounting Standards Update 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), is defined as cash provided by (used for) operating activities - continuing operations, excluding the impact of ASU 2016-15 and related interpretive guidance. Management believes this non-GAAP financial measure is relevant and meaningful as it presents cash flows from operating activities inclusive of all trade accounts receivable collection activity, which Dow utilizes in support of its operating activities.

Free Cash Flow
The Company defines free cash flow as cash flows from operating activities - continuing operations, excluding the impact of ASU 2016-15, less capital expenditures. Under this definition, free cash flow represents the cash generated by the Company from operations after investing in its asset base. Free cash flow, combined with cash balances and other sources of liquidity, represent the cash available to fund obligations and provide returns to shareholders. Free cash flow is an integral financial measure used in the Company's financial planning process.

These financial measures are not recognized in accordance with U.S. GAAP and should not be viewed as alternatives to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the Company's definitions may not be consistent with the methodologies used by other companies.

Reconciliation of Non-GAAP Measures	Dow Inc.		TDCC
	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
In millions
Cash provided by operating activities - continuing operations (GAAP)	$2,003	$1,504	$1,977	$1,504
Impact of ASU 2016-15 and related interpretive guidance	—	656	—	656
Cash flows from operating activities - continuing operations - excluding impact of ASU 2016-15 (Non-GAAP)	$2,003	$2,160	$1,977	$2,160
Capital expenditures	(912)	(868)	(912)	(868)
Free cash flow (Non-GAAP)	$1,091	$1,292	$1,065	$1,292

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include TDCC's U.S. and Euromarket commercial paper programs, committed credit facilities and other debt markets. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at June 30, 2019 ($10 million at December 31, 2018). TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to June 30, 2019, TDCC issued approximately $1,500 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2019, TDCC had total committed credit facilities of $9.6 billion and available credit facilities of $7.6 billion. See Note 12 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

In connection with the ownership restructure of Dow Silicones on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). In the second quarter of 2019, Dow Silicones voluntarily repaid $2.5 billion of principal on the Term Loan Facility and intends to exercise the 2-year extension option on the remaining principal balance of $2.0 billion. See Note 12 to the Consolidated Financial Statements for additional information on the Term Loan Facility.

Shelf Registration - U.S.
Dow Inc. and TDCC expect to file a shelf registration in the third quarter of 2019 with the SEC. The shelf will indicate that Dow Inc. may offer common stock; preferred stock; depositary shares; debt securities; guarantees; warrants to purchase common stock, preferred stock and debt securities; and stock purchase contracts and stock purchase units, with pricing and availability of any such offerings depending on market conditions. The shelf will also indicate that TDCC may offer debt securities, guarantees and warrants to purchase debt securities, with pricing and availability of any such offerings depending on market conditions. TDCC also expects to file a new prospectus supplement under this shelf registration in the third quarter of 2019 to register an unlimited amount of securities for issuance under a U.S. retail medium-term note program (“InterNotes”).

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At June 30, 2019, net debt as a percent of total capitalization increased to 45.6 percent and 47.7 percent for Dow Inc. and TDCC, respectively, compared with 33.7 percent for both companies at December 31, 2018. The increase is primarily due to a reduction in stockholders' equity for both companies as a result of the separation from DowDuPont.

Total Debt	Dow Inc.		TDCC
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
In millions
Notes payable	$544	$298	$1,691	$298
Long-term debt due within one year	297	338	297	338
Long-term debt	17,155	19,253	17,155	19,253
Gross debt	$17,996	$19,889	$19,143	$19,889
- Cash and cash equivalents	2,446	2,724	2,446	2,724
- Marketable securities	20	100	20	100
Net debt	$15,530	$17,065	$16,677	$17,065
Gross debt as a percent of total capitalization	49.3%	37.2%	51.2%	37.2%
Net debt as a percent of total capitalization	45.6%	33.7%	47.7%	33.7%

In May 2019, the Company issued $2.0 billion of senior unsecured notes in an offering under Rule 144A of the Securities Act of 1933. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2049; $750 million aggregate principal amount of 3.625 percent notes due 2026; and $500 million aggregate principal amount of 3.15 percent notes due 2024.

In June 2019, the Company redeemed $1.5 billion of 4.25 percent notes issued by the Company with maturity in 2020.

The Company may at any time repurchase certain debt securities in the open market or in privately negotiated transactions subject to: the applicable terms under which any such debt securities were issued, certain internal approvals of the Company, and applicable laws and regulations of the relevant jurisdiction in which any such potential transactions might take place. This in no way obligates the Company to make any such repurchases nor should it be considered an offer to do so.

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.49 to 1.00 at June 30, 2019. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2019. For information on TDCC's covenants and default provisions, see Note 15 to the Consolidated Financial Statements in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2019.

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

Management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2019, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB+	F2	Stable

Downgrades in TDCC's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Dividends
Dow Inc.
On April 11, 2019, Dow Inc.’s Board of Directors declared a dividend of $0.70 per share, paid on June 14, 2019, to shareholders of record on May 31, 2019.

TDCC
Effective with the Merger, TDCC no longer has publicly traded common stock. From the Merger date through March 31, 2019, TDCC's common shares were owned solely by DowDuPont. Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. Funding was accomplished through intercompany loans. On a quarterly basis, TDCC's Board of Directors reviewed and determined a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considered the level of TDCC’s earnings and cash flows and the outstanding intercompany loan balances. For the three months ended March 31, 2019, TDCC declared and paid dividends to DowDuPont of $535 million ($1,053 million and $2,110 million for the three and six months ended June 30, 2018, respectively). See Note 22 to the Consolidated Financial Statements for additional information.

Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. TDCC's common shares are owned solely by Dow Inc.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. In the second quarter of 2019, Dow Inc. repurchased $305 million of the Company's common stock. At June 30, 2019, approximately $2.7 billion of the share repurchase program authorization remained available for repurchases. Dow Inc. remains on track to repurchase an additional $200 million of the Company's common stock in the second half of 2019 to reach its full-year target of approximately $500 million of repurchases.

TDCC Intercompany Loan with Dow Inc.
At June 30, 2019, TDCC's outstanding intercompany loan balance with Dow Inc. was a payable of $1,147 million. The intercompany loan with Dow Inc. will continue to be used to further fund dividends paid to common stockholders, share repurchases and certain governance expenses of Dow Inc.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. As a result of the Company’s separation from DowDuPont, the number of defined benefit pension plans administered by the Company decreased from 45 plans to 35 plans, of which approximately $270 million of net unfunded pension liabilities transferred to DowDupont. Plans administered by other subsidiaries of DowDuPont that were transferred to the Company were not significant. There were no changes in the number of other postretirement benefit plans administered by the Company as a result of the separation. Existing Company plans that were significantly impacted by the transfer of active plan participants to DowDuPont were remeasured, resulting in curtailment gains and losses and recognition of special termination benefits.

For funded plans, the Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $285 million to its pension plans in 2019, of which $152 million had been contributed though June 30, 2019.

Restructuring
The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $175 million, primarily through the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Integration and Separation Costs
Integration and separation costs related to post-Merger integration and business separation activities are expected to result in additional cash expenditures of approximately $300 million to $400 million through the end of 2019.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 15, 16 and 19 to the Consolidated Financial Statements in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2018.

Contractual Obligations at Jun 30, 2019	Payments Due In
In millions	2019	2020-2021	2022-2023	2024 and beyond	Total
Dow Inc. and TDCC
Long-term debt obligations [1]	$148	$4,147	$2,021	$11,473	$17,789
Expected cash requirements for interest [2]	$435	$1,688	$1,321	$7,886	$11,330
Operating leases	$291	$911	$605	$979	$2,786
Purchase obligations [3]	$2,902	$4,572	$3,707	$5,853	$17,034
Dow Inc.
Other noncurrent obligations [4]	$—	$1,205	$634	$1,303	$3,142
TDCC
Other noncurrent obligations [4]	$—	$877	$599	$1,140	$2,616

1.
Excludes unamortized debt discount and issuance costs of $337 million. Includes finance lease obligations of $399 million. Assumes the option to extend will be exercised for $2 billion of the Dow Silicones Term Loan Facility.

2.	Cash requirements for interest on long-term debt was calculated using current interest rates at June 30, 2019, and includes $2,367 million of various floating rate notes.

3.	Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

4.
Includes liabilities related to asbestos litigation, environmental remediation, legal settlements, obligations with DuPont and Corteva and other noncurrent liabilities. The table excludes uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities and deferred tax liabilities as it is impractical to determine whether there will be a cash impact related to these liabilities. The table also excludes deferred revenue as it does not represent future cash requirements arising from contractual payment obligations.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 21 to the Consolidated Financial Statements).

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2019 of $4,123 million, down from $4,273 million at December 31, 2018. Additional information related to guarantees can be found in the "Guarantees" section of Note 13 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 20 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in TDCC’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in TDCC’s 2018 10-K. Since December 31, 2018, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

Asbestos-Related Claim Activity	2019	2018
Claims unresolved at Jan 1	12,780	15,427
Claims filed	2,819	3,537
Claims settled, dismissed or otherwise resolved	(3,477)	(5,230)
Claims unresolved at Jun 30	12,122	13,734
Claimants with claims against both Union Carbide and Amchem	(4,217)	(4,928)
Individual claimants at Jun 30	7,905	8,806

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 13 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 19 to the Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in TDCC's 2018 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the second quarter of 2019. For a current status of this matter, see Note 13 to the Consolidated Financial Statements.

Environmental Matters
In April 2012 and May 2015, Dow Silicones Corporation ("Dow Silicones"), a wholly owned subsidiary of the Company, received the following notifications from the U.S. Environmental Protection Agency ("EPA"), Region 5 related to Dow Silicones' Midland, Michigan, manufacturing facility (the “Facility”): 1) a Notice of Violation and Finding of Violation which alleges a number of violations in connection with the detection, monitoring and control of certain organic hazardous air pollutants at the Facility and various recordkeeping and reporting violations under the Clean Air Act and 2) a Notice of Violation alleging a number of violations relating to the management of hazardous wastes at the Facility pursuant to the Resource Conservation and Recovery Act. On June 25, 2019, the U.S. Department of Justice ("DOJ") filed a proceeding on behalf of the EPA against Dow Silicones in the U.S. District Court for the Eastern District of Michigan which proposes to resolve the previously reported allegations of noncompliance with requirements of federal air, water, waste and chemical release reporting laws at the Facility predating the ownership restructure of Dow Silicones. The proposed consent decree, which is subject to a public comment period, provides for a penalty of $4.55 million, performance of supplemental environmental projects and enhancements at the site that will cost approximately $2 million, as well as additional environmental studies and other actions.

On November 27, 2018, Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of the Company, signed a consent decree with the DOJ on behalf of the EPA, Region 2 relating to alleged disposal of mercury by a third party which Union Carbide contracted with at the Port Refinery site in Rye Brook, New York. The consent decree was approved by the United States District Judge on May 9, 2019. Pursuant to the consent decree, Union Carbide made a payment of $120,198 to the EPA.

On March 5, 2019, Union Carbide received an informal notice that the EPA, Region 6 was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous materials at Union Carbide's Seadrift, Texas, manufacturing facility, pursuant to the Risk Management Plan requirements of the Clean Air Act. On June 25, 2019, Union Carbide entered into a Consent Agreement and Final Order with the EPA, Region 6 including a payment of $114,313 relating to the alleged violations.

ITEM 1A. RISK FACTORS
Since December 31, 2018, there have been no material changes to the Company's Risk Factors, except as noted below:

Separation from DowDuPont: Risks related to achieving the anticipated benefits of Dow's separation from DowDuPont.
Risks related to achieving the anticipated benefits of Dow's separation from DowDuPont include, but are not limited to, a number of conditions outside the control of Dow, including risks related to (i) Dow's inability to achieve some or all of the benefits that it expects to receive from the separation, (ii) certain tax risks associated with the separation, (iii) Dow's inability to make necessary changes to operate as a stand-alone company, (iv) the failure of Dow's pro forma financial information to be a reliable indicator of Dow's future results, (v) Dow's inability to enjoy the same benefits of diversity, leverage and market reputation that it enjoyed as a combined company, (vi) restrictions under the intellectual property cross-license agreements, (vii) Dow's inability to receive third-party consents required under the separation agreement, (viii) Dow's customers, suppliers and others' perception of Dow's financial stability on a stand-alone basis, (ix) non-compete restrictions under the separation agreement, (x) receipt of less favorable terms in the commercial agreements Dow will enter into with DuPont and Corteva, Inc. ("Corteva") than Dow would have received from an unaffiliated third party and (xi) Dow's indemnification of DuPont and/or Corteva for certain liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2019	—	$—	—	$3,000
May 2019	5,813,756	$52.54	5,813,756	$2,695
June 2019	—	$—	—	$2,695
Second quarter 2019	5,813,756	$52.54	5,813,756	$2,695

1.
On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date.

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
4.2.2
Second Supplemental Indenture, dated May 20, 2019, between The Dow Chemical Company, Dow Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the 2008 Indenture (incorporated by reference to Exhibit 4.1 to The Dow Chemical Company's Current Report on Form 8-K, filed with the SEC on May 20, 2019).

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

10.8
The Dow Chemical Company Elective Deferral Plan (Pre-2005), restated and effective as of April 1, 2019 (incorporated by reference to Exhibit 10.8 to Dow Inc. and The Dow Chemical Company's Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019).

10.9
The Dow Chemical Company Elective Deferral Plan (Post 2004), restated and effective as of April 1, 2019 (incorporated by reference to Exhibit 4.1 to The Dow Chemical Company’s Registration Statement on Form S-8 POS, filed with the SEC on April 1, 2019).

10.10
Dow Inc. Voluntary Deferred Compensation Plan for Non-Employee Directors, restated and effective as of April 1, 2019 (incorporated by reference to Exhibit 10.10 to Dow Inc. and The Dow Chemical Company's Quarterly Report on Form 10‑Q, filed with the SEC on May 3, 2019).

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

* Filed herewith

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW INC.
THE DOW CHEMICAL COMPANY
Date: July 25, 2019

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax