Form 10-Q
period 2019-09-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2019-10-25
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Dow Inc. had 741,495,905 shares of common stock, $0.01 par value, outstanding at September 30, 2019. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at September 30, 2019, all of which were held by the registrant’s parent, Dow Inc.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2019

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries

This Quarterly Report on Form 10-Q is a combined report being filed by Dow Inc. and The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the "Company"). This Quarterly Report on Form 10‑Q reflects the results of Dow and its consolidated subsidiaries, after giving effect to the distribution to DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) and the receipt of E. I. du Pont de Nemours and Company and its consolidated subsidiaries' (“Historical DuPont”) ethylene and ethylene copolymers business (other than its ethylene acrylic elastomers business) ("ECP"). The U.S. GAAP consolidated financial results of Dow Inc. and TDCC reflect the distribution of AgCo and SpecCo as discontinued operations for the applicable periods presented as well as the receipt of ECP as a common control transaction from the closing of the merger with Historical DuPont on August 31, 2017. In addition, following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and the expectation that the financial statements and disclosures of each company will be substantially similar, the companies are filing a combined report for this Quarterly Report on Form 10-Q. The information reflected in this report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted. Each of Dow Inc. and TDCC is filing information in this report on its own behalf and neither company makes any representation to the information relating to the other company.

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

Risks related to achieving the anticipated benefits of Dow's separation from DowDuPont include, but are not limited to, a number of conditions including risks outside the control of Dow, including risks related to (i) Dow's inability to achieve some or all of the benefits that it expects to receive from the separation from DowDuPont; (ii) certain tax risks associated with the separation; (iii) Dow's inability to make necessary changes to operate as a stand-alone company; (iv) the failure of Dow's pro forma financial information to be a reliable indicator of Dow's future results; (v) Dow's inability to enjoy the same benefits of diversity, leverage and market reputation that it enjoyed as a combined company; (vi) Dow's inability to receive third-party consents required under the separation agreement; (vii) Dow's customers, suppliers and others' perception of Dow's financial stability on a stand-alone basis; (viii) non-compete restrictions under the separation agreement; (ix) receipt of less favorable terms in the commercial agreements Dow entered into with DuPont and Corteva, Inc. ("Corteva"), including restrictions under intellectual property cross-license agreements, than Dow would have received from an unaffiliated third party; and (x) Dow's obligation to indemnify DuPont and/or Corteva for certain liabilities.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. For a more detailed discussion of Dow’s risks and uncertainties, see the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, the Current Report on Form 8-K of Dow Inc. and TDCC, filed with the SEC on July 25, 2019, recasting portions of the TDCC 10-K for the fiscal year ended December 31, 2018; and in Part I, Item 1A of the Annual Report on Form 10-K of TDCC for the fiscal year ended December 31, 2018. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$10,764	$12,634	$32,747	$37,660
Cost of sales	9,377	10,456	27,939	30,976
Research and development expenses	194	193	592	622
Selling, general and administrative expenses	388	409	1,258	1,376
Amortization of intangibles	100	117	320	353
Restructuring and asset related charges - net	147	48	368	175
Integration and separation costs	164	313	964	799
Equity in earnings (losses) of nonconsolidated affiliates	(44)	135	(73)	529
Sundry income (expense) - net	301	(3)	369	37
Interest income	19	22	58	60
Interest expense and amortization of debt discount	233	258	711	781
Income from continuing operations before income taxes	437	994	949	3,204
Provision for income taxes on continuing operations	90	280	356	755
Income from continuing operations, net of tax	347	714	593	2,449
Income from discontinued operations, net of tax	—	335	445	1,403
Net income	347	1,049	1,038	3,852
Net income attributable to noncontrolling interests	14	36	74	102
Net income available for Dow Inc. common stockholders	$333	$1,013	$964	$3,750

Per common share data:
Earnings per common share from continuing operations - basic	$0.45	$0.91	$0.71	$3.17
Earnings per common share from discontinued operations - basic	—	0.45	0.58	1.85
Earnings per common share - basic	$0.45	$1.36	$1.29	$5.02
Earnings per common share from continuing operations - diluted	$0.45	$0.91	$0.71	$3.17
Earnings per common share from discontinued operations - diluted	—	0.45	0.58	1.85
Earnings per common share - diluted	$0.45	$1.36	$1.29	$5.02

Weighted-average common shares outstanding - basic	739.8	747.2	743.3	747.2
Weighted-average common shares outstanding - diluted	743.0	747.2	746.1	747.2

Depreciation	$540	$549	$1,621	$1,643
Capital expenditures	$472	$577	$1,384	$1,445
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net income	$347	$1,049	$1,038	$3,852
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	11	8	111	(31)
Cumulative translation adjustments	(216)	(98)	(180)	(192)
Pension and other postretirement benefit plans	108	123	355	373
Derivative instruments	(134)	208	(413)	332
Total other comprehensive income (loss)	(231)	241	(127)	482
Comprehensive income	116	1,290	911	4,334
Comprehensive income attributable to noncontrolling interests, net of tax	7	31	79	58
Comprehensive income attributable to Dow Inc.	$109	$1,259	$832	$4,276
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2019: $36; 2018: $71)	$2,823	$2,724
Marketable securities	11	100
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2019: $49; 2018: $42)	5,125	5,646
Other	3,683	3,389
Inventories	6,416	6,899
Other current assets	891	712
Assets of discontinued operations - current	—	19,900
Total current assets	18,949	39,370
Investments
Investment in nonconsolidated affiliates	3,007	3,320
Other investments (investments carried at fair value - 2019: $1,709; 2018: $1,699)	2,737	2,646
Noncurrent receivables	881	360
Total investments	6,625	6,326
Property
Property	54,890	53,984
Less accumulated depreciation	33,887	32,566
Net property (variable interest entities restricted - 2019: $621; 2018: $683)	21,003	21,418
Other Assets
Goodwill	9,785	9,846
Other intangible assets (net of accumulated amortization - 2019: $3,748; 2018: $3,379)	3,859	4,225
Operating lease right-of-use assets	2,130	—
Deferred income tax assets	1,765	1,779
Deferred charges and other assets	821	735
Total other assets	18,360	16,585
Total Assets	$64,937	$83,699
Liabilities and Equity
Current Liabilities
Notes payable	$517	$298
Long-term debt due within one year	378	338
Accounts payable:
Trade	3,855	4,456
Other	2,025	2,479
Operating lease liabilities - current	418	—
Income taxes payable	490	557
Accrued and other current liabilities	3,518	2,931
Liabilities of discontinued operations - current	—	4,488
Total current liabilities	11,201	15,547
Long-Term Debt (variable interest entities nonrecourse - 2019: $44; 2018: $75)	17,213	19,253
Other Noncurrent Liabilities
Deferred income tax liabilities	380	501
Pension and other postretirement benefits - noncurrent	8,447	8,926
Asbestos-related liabilities - noncurrent	1,087	1,142
Operating lease liabilities - noncurrent	1,735	—
Other noncurrent obligations	6,888	4,709
Total other noncurrent liabilities	18,537	15,278
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2019: 749,457,637 shares; 2018: 100 shares)	7	—
Additional paid-in capital	7,239	7,042
Retained earnings	19,873	35,460
Accumulated other comprehensive loss	(9,219)	(9,885)
Unearned ESOP shares	(95)	(134)
Treasury stock at cost (2019: 7,961,732 shares; 2018: zero shares)	(406)	—
Dow Inc.’s stockholders’ equity	17,399	32,483
Noncontrolling interests	587	1,138
Total equity	17,986	33,621
Total Liabilities and Equity	$64,937	$83,699
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2019	Sep 30, 2018
Operating Activities
Net income	$1,038	$3,852
Less: Income from discontinued operations, net of tax	445	1,403
Income from continuing operations, net of tax	593	2,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,225	2,183
Provision (credit) for deferred income tax	(146)	5
Earnings of nonconsolidated affiliates less than dividends received	927	81
Net periodic pension benefit cost	101	252
Pension contributions	(206)	(1,533)
Net gain on sales of assets, businesses and investments	(48)	(24)
Adjustment to gain on step acquisition of nonconsolidated affiliate	—	20
Restructuring and asset related charges - net	368	175
Other net loss	143	327
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	994	(1,422)
Inventories	483	(1,120)
Accounts payable	(926)	1,453
Other assets and liabilities, net	(715)	(1,139)
Cash provided by operating activities - continuing operations	3,793	1,707
Cash provided by operating activities - discontinued operations	187	817
Cash provided by operating activities	3,980	2,524
Investing Activities
Capital expenditures	(1,384)	(1,445)
Investment in gas field developments	(71)	(82)
Purchases of previously leased assets	(9)	—
Proceeds from sales of property and businesses, net of cash divested	47	15
Acquisitions of property and businesses, net of cash acquired	—	(20)
Investments in and loans to nonconsolidated affiliates	(333)	(11)
Distributions and loan repayments from nonconsolidated affiliates	—	55
Purchases of investments	(784)	(1,301)
Proceeds from sales and maturities of investments	973	1,025
Proceeds from interests in trade accounts receivable conduits	—	657
Cash used for investing activities - continuing operations	(1,561)	(1,107)
Cash used for investing activities - discontinued operations	(34)	(203)
Cash used for investing activities	(1,595)	(1,310)
Financing Activities
Changes in short-term notes payable	149	425
Proceeds from issuance of long-term debt	2,146	—
Payments on long-term debt	(4,271)	(859)
Purchases of treasury stock	(406)	—
Proceeds from issuance of parent company stock	39	106
Transaction financing, debt issuance and other costs	(61)	—
Employee taxes paid for share-based payment arrangements	(54)	(76)
Distributions to noncontrolling interests	(16)	(41)
Purchases of noncontrolling interests	(131)	—
Dividends paid to stockholders	(1,033)	—
Dividends paid to DowDuPont Inc.	(535)	(3,158)
Settlements and transfers related to separation from DowDuPont Inc.	1,935	(276)
Other financing activities, net	—	2
Cash used for financing activities - continuing operations	(2,238)	(3,877)
Cash used for financing activities - discontinued operations	(18)	(44)
Cash used for financing activities	(2,256)	(3,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(59)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	75	(2,766)
Cash, cash equivalents and restricted cash at beginning of period	2,764	6,208
Cash, cash equivalents and restricted cash at end of period	$2,839	$3,442
Less: Restricted cash and cash equivalents, included in "Other current assets"	16	31
Cash and cash equivalents at end of period	$2,823	$3,411
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Common Stock
Balance at beginning of period	$7	$—	$—	$—
Common stock issued	—	—	7	—
Balance at end of period	7	—	7	—
Additional Paid-in Capital
Balance at beginning of period	7,186	6,861	7,042	6,553
Common stock issued/sold	5	—	4	—
Issuance of parent company stock - DowDuPont Inc.	—	21	28	106
Stock-based compensation and allocation of ESOP shares	55	71	202	294
Other	(7)	—	(37)	—
Balance at end of period	7,239	6,953	7,239	6,953
Retained Earnings
Balance at beginning of period	20,110	35,192	35,460	33,742
Net income available for Dow Inc. common stockholders	333	1,013	964	3,750
Dividends to stockholders	(516)	—	(1,033)	—
Dividends to parent - DowDuPont Inc.	—	(1,048)	(535)	(3,158)
Common control transaction	(50)	(52)	(14,861)	(204)
Adoption of accounting standards	—	—	(111)	989
Other	(4)	1	(11)	(13)
Balance at end of period	19,873	35,106	19,873	35,106
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,988)	(9,387)	(9,885)	(8,591)
Other comprehensive income (loss)	(231)	241	(127)	482
Common control transaction	—	—	793	—
Adoption of accounting standards	—	—	—	(1,037)
Balance at end of period	(9,219)	(9,146)	(9,219)	(9,146)
Unearned ESOP Shares
Balance at beginning of period	(99)	(145)	(134)	(189)
ESOP shares acquired	(2)	—	(2)	—
Allocation of ESOP shares	6	6	41	50
Balance at end of period	(95)	(139)	(95)	(139)
Treasury Stock
Balance at beginning of period	(305)	—	—	—
Treasury stock purchases	(101)	—	(406)	—
Balance at end of period	(406)	—	(406)	—
Dow Inc.'s stockholders' equity	17,399	32,774	17,399	32,774
Noncontrolling Interests	587	1,181	587	1,181
Total Equity	$17,986	$33,955	$17,986	$33,955

Dividends declared per share of common stock	$0.70	$—	$1.40	$—
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$10,764	$12,634	$32,747	$37,660
Cost of sales	9,377	10,456	27,938	30,976
Research and development expenses	194	193	592	622
Selling, general and administrative expenses	389	409	1,255	1,376
Amortization of intangibles	100	117	320	353
Restructuring and asset related charges - net	147	48	368	175
Integration and separation costs	164	313	940	799
Equity in earnings (losses) of nonconsolidated affiliates	(44)	135	(73)	529
Sundry income (expense) - net	284	(3)	462	37
Interest income	19	22	58	60
Interest expense and amortization of debt discount	238	258	728	781
Income from continuing operations before income taxes	414	994	1,053	3,204
Provision for income taxes on continuing operations	90	280	356	755
Income from continuing operations, net of tax	324	714	697	2,449
Income from discontinued operations, net of tax	—	335	445	1,403
Net income	324	1,049	1,142	3,852
Net income attributable to noncontrolling interests	14	36	74	102
Net income available for The Dow Chemical Company common stockholder	$310	$1,013	$1,068	$3,750

Depreciation	$540	$549	$1,621	$1,643
Capital expenditures	$472	$577	$1,384	$1,445
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net income	$324	$1,049	$1,142	$3,852
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	11	8	111	(31)
Cumulative translation adjustments	(216)	(98)	(180)	(192)
Pension and other postretirement benefit plans	108	123	355	373
Derivative instruments	(134)	208	(413)	332
Total other comprehensive income (loss)	(231)	241	(127)	482
Comprehensive income	93	1,290	1,015	4,334
Comprehensive income attributable to noncontrolling interests, net of tax	7	31	79	58
Comprehensive income attributable to The Dow Chemical Company	$86	$1,259	$936	$4,276
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2019: $36; 2018: $71)	$2,823	$2,724
Marketable securities	11	100
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2019: $49; 2018: $42)	5,125	5,646
Other	3,687	3,389
Inventories	6,416	6,899
Other current assets	774	712
Assets of discontinued operations - current	—	19,900
Total current assets	18,836	39,370
Investments
Investment in nonconsolidated affiliates	3,007	3,320
Other investments (investments carried at fair value - 2019: $1,709; 2018: $1,699)	2,737	2,646
Noncurrent receivables	868	360
Total investments	6,612	6,326
Property
Property	54,890	53,984
Less accumulated depreciation	33,887	32,566
Net property (variable interest entities restricted - 2019: $621; 2018: $683)	21,003	21,418
Other Assets
Goodwill	9,785	9,846
Other intangible assets (net of accumulated amortization - 2019: $3,748; 2018: $3,379)	3,859	4,225
Operating lease right-of-use assets	2,130	—
Deferred income tax assets	1,765	1,779
Deferred charges and other assets	820	735
Total other assets	18,359	16,585
Total Assets	$64,810	$83,699
Liabilities and Equity
Current Liabilities
Notes payable	$935	$298
Long-term debt due within one year	378	338
Accounts payable:
Trade	3,855	4,456
Other	2,025	2,479
Operating lease liabilities - current	418	—
Income taxes payable	490	557
Accrued and other current liabilities	3,145	2,931
Liabilities of discontinued operations - current	—	4,488
Total current liabilities	11,246	15,547
Long-Term Debt (variable interest entities nonrecourse - 2019: $44; 2018: $75)	17,213	19,253
Other Noncurrent Liabilities
Deferred income tax liabilities	380	501
Pension and other postretirement benefits - noncurrent	8,447	8,926
Asbestos-related liabilities - noncurrent	1,087	1,142
Operating lease liabilities - noncurrent	1,735	—
Other noncurrent obligations	6,335	4,709
Total other noncurrent liabilities	17,984	15,278
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,245	7,042
Retained earnings	19,849	35,460
Accumulated other comprehensive loss	(9,219)	(9,885)
Unearned ESOP shares	(95)	(134)
The Dow Chemical Company’s stockholder's equity	17,780	32,483
Noncontrolling interests	587	1,138
Total equity	18,367	33,621
Total Liabilities and Equity	$64,810	$83,699
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2019	Sep 30, 2018
Operating Activities
Net income	$1,142	$3,852
Less: Income from discontinued operations, net of tax	445	1,403
Income from continuing operations, net of tax	697	2,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,225	2,183
Provision (credit) for deferred income tax	(146)	5
Earnings of nonconsolidated affiliates less than dividends received	927	81
Net periodic pension benefit cost	101	252
Pension contributions	(206)	(1,533)
Net gain on sales of assets, businesses and investments	(48)	(24)
Adjustment to gain on step acquisition of nonconsolidated affiliate	—	20
Restructuring and asset related charges - net	368	175
Other net loss	157	327
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	994	(1,422)
Inventories	483	(1,120)
Accounts payable	(926)	1,453
Other assets and liabilities, net	(860)	(1,139)
Cash provided by operating activities - continuing operations	3,766	1,707
Cash provided by operating activities - discontinued operations	371	817
Cash provided by operating activities	4,137	2,524
Investing Activities
Capital expenditures	(1,384)	(1,445)
Investment in gas field developments	(71)	(82)
Purchases of previously leased assets	(9)	—
Proceeds from sales of property and businesses, net of cash divested	47	15
Acquisitions of property and businesses, net of cash acquired	—	(20)
Investments in and loans to nonconsolidated affiliates	(333)	(11)
Distributions and loan repayments from nonconsolidated affiliates	—	55
Purchases of investments	(784)	(1,301)
Proceeds from sales and maturities of investments	973	1,025
Proceeds from interests in trade accounts receivable conduits	—	657
Cash used for investing activities - continuing operations	(1,561)	(1,107)
Cash used for investing activities - discontinued operations	(34)	(203)
Cash used for investing activities	(1,595)	(1,310)
Financing Activities
Changes in short-term notes payable	149	425
Changes in notes payable with Dow Inc.	400	—
Proceeds from issuance of long-term debt	2,146	—
Payments on long-term debt	(4,271)	(859)
Proceeds from issuance of parent company stock	39	106
Transaction financing, debt issuance and other costs	(61)	—
Employee taxes paid for share-based payment arrangements	(54)	(76)
Distributions to noncontrolling interests	(16)	(41)
Purchases of noncontrolling interests	(131)	—
Dividends paid to DowDuPont Inc.	(535)	(3,158)
Settlements and transfers related to separation from DowDuPont Inc.	(61)	(276)
Other financing activities, net	—	2
Cash used for financing activities - continuing operations	(2,395)	(3,877)
Cash used for financing activities - discontinued operations	(18)	(44)
Cash used for financing activities	(2,413)	(3,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(59)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	75	(2,766)
Cash, cash equivalents and restricted cash at beginning of period	2,764	6,208
Cash, cash equivalents and restricted cash at end of period	$2,839	$3,442
Less: Restricted cash and cash equivalents, included in "Other current assets"	16	31
Cash and cash equivalents at end of period	$2,823	$3,411
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,192	6,861	7,042	6,553
Issuance of parent company stock - Dow Inc.	5	—	11	—
Issuance of parent company stock - DowDuPont Inc.	—	21	28	106
Stock-based compensation and allocation of ESOP shares	55	71	202	294
Other	(7)	—	(38)	—
Balance at end of period	7,245	6,953	7,245	6,953
Retained Earnings
Balance at beginning of period	19,575	35,192	35,460	33,742
Net income available for The Dow Chemical Company common stockholder	310	1,013	1,068	3,750
Dividends to parent - DowDuPont Inc.	—	(1,048)	(535)	(3,158)
Common control transaction	(32)	(52)	(16,022)	(204)
Adoption of accounting standards	—	—	(111)	989
Other	(4)	1	(11)	(13)
Balance at end of period	19,849	35,106	19,849	35,106
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,988)	(9,387)	(9,885)	(8,591)
Other comprehensive income (loss)	(231)	241	(127)	482
Common control transaction	—	—	793	—
Adoption of accounting standards	—	—	—	(1,037)
Balance at end of period	(9,219)	(9,146)	(9,219)	(9,146)
Unearned ESOP Shares
Balance at beginning of period	(99)	(145)	(134)	(189)
ESOP shares acquired	(2)	—	(2)	—
Allocation of ESOP shares	6	6	41	50
Balance at end of period	(95)	(139)	(95)	(139)
The Dow Chemical Company's stockholder's equity	17,780	32,774	17,780	32,774
Noncontrolling Interests	587	1,181	587	1,181
Total Equity	$18,367	$33,955	$18,367	$33,955
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

Basis of Presentation
The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in TDCC's Annual Report on Form 10-K for the year ended December 31, 2018 ("TDCC 2018 10-K"), and the Current Report on Form 8-K of Dow Inc. and TDCC, filed with the U.S. Securities and Exchange Commission ("SEC") on July 25, 2019, which recast portions of the TDCC 2018 10-K (“2018 10-K Recast”).

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

As of the effective date and time of the distribution, DowDuPont does not beneficially own any equity interest in Dow and no longer consolidates Dow and its consolidated subsidiaries into its financial results. The consolidated financial results of Dow for all periods presented reflect the distribution of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) as discontinued operations, as well as the receipt of Historical DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”) as a common control transaction from the closing of the Merger on August 31, 2017. See Note 3 and Dow Inc.'s Amendment No. 4 to the Registration Statement on Form 10 filed with the SEC on March 8, 2019 for additional information.

Effective with the Merger, the Company's business activities were components of DowDuPont's business operations and therefore, were reported as a single operating segment. Following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. See Note 23 for additional information.
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

Operating lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

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

Additionally, the Company's consolidated balance sheet reflects the impact of the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606") at January 1, 2019, by certain nonconsolidated affiliates of the Company, which were subsequently distributed as part of the separation from DowDuPont. The impact to the Company's investment was a reduction to "Investment in nonconsolidated affiliates" of $71 million and an increase to "Other noncurrent obligations" of $168 million, as well as an increase to "Deferred income tax assets" of $56 million and a reduction to "Retained earnings" of $183 million in the consolidated balance sheets at January 1, 2019.

2018
In the first quarter of 2018, the Company adopted Topic 606, ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The adoption of these ASUs resulted in a net decrease of $68 million to "Retained earnings" and a decrease of $20 million to "Accumulated other comprehensive loss" ("AOCL") in the consolidated statements of equity at January 1, 2018. In the second quarter of 2018, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02")." The adoption of this standard resulted in a $1,057 million increase to "Retained earnings" due to the reclassification from AOCL in the consolidated statements of equity at April 1, 2018.

Dividends
Effective with the Merger, TDCC no longer had publicly traded common stock. TDCC's common shares were owned solely by its parent company, DowDuPont, prior to separation and TDCC’s Board of Directors determined whether or not there would be a dividend distribution to DowDuPont. See Note 22 for additional information.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2019, the Company adopted Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from legacy U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance in Topic 606. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption was permitted.

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

Accounting Guidance Issued But Not Adopted at September 30, 2019
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company expects to adopt the new guidance in the first quarter of 2020 and the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company expects to adopt the new guidance in the first quarter of 2020 and the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

On April 1, 2019, Dow Inc. received a cash contribution of $2,024 million from DowDuPont as part of the internal reorganization and business realignment steps between Dow Inc., TDCC and DowDuPont. Dow Inc. recognized a reduction to "Retained earnings" of $14,861 million in the nine months ended September 30, 2019 as a result of the cash contribution, the distribution of AgCo and SpecCo, and other separation related adjustments. TDCC recognized a reduction to "Retained earnings" of $16,022 million in the nine months ended September 30, 2019 as a result of the distribution of AgCo and SpecCo.

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

Results of Operations of AgCo and SpecCo	Three Months Ended	Nine Months Ended
	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
In millions
Net sales	$2,719	$2,953	$9,175
Cost of sales	1,748	1,804	5,696
Research and development expenses	188	175	564
Selling, general and administrative expenses	273	262	828
Amortization of intangibles	61	61	188
Restructuring and asset related charges - net	64	78	202
Equity in earnings of nonconsolidated affiliates	31	28	114
Sundry income (expense) - net	(11)	(18)	(6)
Interest income	5	3	16
Interest expense and amortization of debt discount	22	7	43
Income from discontinued operations before income taxes	$388	$579	$1,778
Provision for income taxes	53	134	375
Income from discontinued operations, net of tax	$335	$445	$1,403

The carrying amount of major classes of assets and liabilities related to the distribution of AgCo and SpecCo consisted of the following:

Carrying Values of AgCo and SpecCo [1]	Dec 31, 2018
In millions
Accounts and notes receivable - Trade	$2,768
Accounts and notes receivable - Other	773
Inventories	2,826
Other current assets	151
Investment in nonconsolidated affiliates	612
Other investments	2
Noncurrent receivables	35
Net property	3,014
Goodwill	7,590
Other intangible assets	1,830
Deferred income tax assets	239
Deferred charges and other assets	60
Total assets of discontinued operations	$19,900
Notes payable	7
Long-term debt due within one year	4
Accounts payable - Trade	1,118
Accounts payable - Other	868
Income taxes payable	234
Accrued and other current liabilities	716
Long-Term Debt	5
Deferred income tax liabilities	568
Pension and other postretirement benefits - noncurrent	306
Other noncurrent obligations	662
Total liabilities of discontinued operations	$4,488

1.	Includes assets and liabilities of consolidated variable interest entities related to discontinued operations.

Separation and Distribution, Tax Matters and Other Agreements
In connection with the separation, Dow Inc. entered into certain agreements with DuPont and/or Corteva, including the following: Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement (collectively, the "Agreements"). In addition to establishing the terms of the separation, the Agreements provide a framework for Dow’s interaction with DuPont and Corteva after the separation and also provide for the allocation among Dow, DuPont and Corteva of assets, liabilities and obligations attributable to periods prior to, at and after the completion of the separation. The Agreements also contain certain indemnity and/or cross-indemnity provisions that are intended to set forth each party’s respective rights, responsibilities and obligations for matters subject to indemnification. Except in certain instances, the parties’ indemnification obligations are uncapped. Certain indemnification obligations will be subject to reduction by insurance proceeds or other third-party proceeds of the indemnified party that reduces the amount of the loss. In addition, indemnifiable losses will be subject to, in certain cases, “de minimis” threshold amounts and, in certain cases, deductible amounts.

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily reflected in the consolidated financial statements of Dow Inc. In the second quarter of 2019, the Company recorded pretax charges related to the Agreements of $24 million in "Integration and separation costs" and $52 million in "Sundry income (expense) - net" in the consolidated statements of income of Dow Inc., and related to Corporate. At September 30, 2019, the Company had assets of $109 million included in "Other current assets" and $16 million included in "Noncurrent receivables," and liabilities of $368 million included in "Accrued and other current liabilities" and $154 million included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements. Any adjustments to these assets and liabilities in subsequent periods will be recorded in Dow Inc.'s results of operations. In addition, the Company deferred approximately $400 million of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. The final resolution of this liability is uncertain and any subsequent adjustments to the carrying value of this liability will be reflected in equity of Dow Inc. Following the separation, Dow Inc. made cash payments of $187 million related to the Agreements, recorded in "Cash flows from operating activities - discontinued operations" in the Dow Inc. consolidated statements of cash flows. The Company also received $63 million related to the Agreements, recorded in "Other assets and liabilities, net" within "Cash flows from operating activities - continuing operations" in the Dow Inc. consolidated statements of cash flows.

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

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities, as well as the ownership restructure of Dow Silicones (through May 31, 2018), were $164 million for Dow Inc. and TDCC in the third quarter of 2019, compared with $313 million in the third quarter of 2018. Integration and separation costs were $964 million and $940 million for Dow Inc. and TDCC, respectively, in the first nine months of 2019 compared with $799 million in the first nine months of 2018. Integration and separation costs related to post-Merger integration and business separation activities are expected to be substantially complete by the end of the second quarter of 2020.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. In the three and nine months ended September 30, 2019, 98 percent of Dow's revenue related to product sales (99 percent for the three and nine months ended September 30, 2018), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2019, Dow had unfulfilled performance obligations of $611 million ($407 million at December 31, 2018) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next one to six years.

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

Net Trade Sales by Segment and Business	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Hydrocarbons & Energy	$1,325	$2,008	$4,078	$5,715
Packaging and Specialty Plastics	3,737	4,136	11,327	12,591
Packaging & Specialty Plastics	$5,062	$6,144	$15,405	$18,306
Industrial Solutions	$1,066	$1,232	$3,263	$3,621
Polyurethanes & Construction Chemicals	2,295	2,674	6,914	8,045
Other	4	4	10	11
Industrial Intermediates & Infrastructure	$3,365	$3,910	$10,187	$11,677
Coatings & Performance Monomers	$900	$1,050	$2,749	$3,103
Consumer Solutions	1,350	1,455	4,139	4,353
Performance Materials & Coatings	$2,250	$2,505	$6,888	$7,456
Corporate	$87	$75	$267	$221
Total	$10,764	$12,634	$32,747	$37,660

Net Trade Sales by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
U.S. & Canada	$3,932	$4,609	$11,937	$13,602
EMEAI [1]	3,621	4,386	11,228	13,257
Asia Pacific	2,193	2,362	6,464	7,030
Latin America	1,018	1,277	3,118	3,771
Total	$10,764	$12,634	$32,747	$37,660

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

The increase in contract liabilities from December 31, 2018 to September 30, 2019 was due to advanced payments from a customer related to long-term product supply agreements. Revenue recognized in the first nine months of 2019 from amounts included in contract liabilities at the beginning of the period was approximately $100 million (approximately $110 million in the first nine months of 2018). In the first nine months of 2019, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $15 million (insignificant in the first nine months of 2018).

The following table summarizes the contract balances at September 30, 2019 and December 31, 2018:

Contract Assets and Liabilities	Sep 30, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - Trade	$5,125	$5,646
Contract assets - current [1]	$78	$19
Contract assets - noncurrent [2]	$3	$1
Contract liabilities - current [3]	$201	$134
Contract liabilities - noncurrent [4]	$1,619	$1,318

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $147 million for the three months ended September 30, 2019 ($48 million for the three months ended September 30, 2018) and $368 million for the nine months ended September 30, 2019 ($175 million for the nine months ended September 30, 2018). These charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income.

Restructuring Plans
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. The Company expects actions related to the Synergy Program to be substantially complete by the end of 2019. The following table summarizes the activities related to the Synergy Program, which are reflected on a continuing operations basis:

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2017	$270	$—	$5	$275
Packaging & Specialty Plastics	$—	$—	$3	$3
Industrial Intermediates & Infrastructure	—	—	11	11
Corporate	68	3	—	71
Total restructuring charges	$68	$3	$14	$85
Charges against the reserve	—	(3)	—	(3)
Cash payments	(48)	—	(3)	(51)
Reserve balance at Mar 31, 2018	$290	$—	$16	$306
Corporate	$17	$13	$—	$30
Total restructuring charges	$17	$13	$—	$30
Charges against the reserve	—	(13)	—	(13)
Cash payments	(54)	—	(6)	(60)
Reserve balance at Jun 30, 2018	$253	$—	$10	$263
Packaging & Specialty Plastics	$—	$4	$—	$4
Corporate	43	—	—	43
Total restructuring charges	$43	$4	$—	$47
Charges against the reserve	—	(4)	—	(4)
Cash payments	(56)	—	—	(56)
Reserve balance at Sep 30, 2018	$240	$—	$10	$250
Packaging & Specialty Plastics	$—	$6	$—	$6
Performance Materials & Coatings	—	7	—	7
Corporate	9	—	—	9
Total restructuring charges	$9	$13	$—	$22
Charges against the reserve	—	(13)	—	(13)
Cash payments	(39)	—	(3)	(42)
Reserve balance at Dec 31, 2018	$210	$—	$7	$217
Packaging & Specialty Plastics	$—	$—	$1	$1
Corporate	52	76	15	143
Total restructuring charges	$52	$76	$16	$144
Charges against the reserve	—	(76)	—	(76)
Cash payments	(79)	—	(4)	(83)
Reserve balance at Mar 31, 2019	$183	$—	$19	$202
Performance Materials & Coatings	$—	$22	$—	$22
Corporate	25	7	5	37
Total restructuring charges	$25	$29	$5	$59
Charges against the reserve	—	(29)	(2)	(31)
Cash payments	(71)	—	—	(71)
Reserve balance at Jun 30, 2019	$137	$—	$22	$159
Industrial Intermediates & Infrastructure	$—	$—	$5	$5
Performance Materials & Coatings		1		1
Corporate	46	4	—	50
Total restructuring charges	$46	$5	$5	$56
Charges against the reserve	—	(5)	—	(5)
Cash payments	(77)	—	(6)	(83)
Reserve balance at Sep 30, 2019	$106	$—	$21	$127

At September 30, 2019, $107 million was included in "Accrued and other current liabilities" ($205 million at December 31, 2018) and $20 million was included in "Other noncurrent obligations" ($12 million at December 31, 2018) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $842 million inception-to-date under the Synergy Program on a continuing operations basis, consisting of severance and related benefit costs of $567 million, asset write-downs and write-offs of $230 million and costs associated with exit and disposal activities of $45 million.

Asset Write-downs and Write-offs
The restructuring charges related to the write-down and write-off of assets related primarily to miscellaneous asset write-downs and write-offs, including the shutdown of several small manufacturing facilities and the write-off of non-manufacturing assets and certain corporate facilities.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities for the three and nine months ended September 30, 2019 related primarily to contract cancellation penalties. In the nine months ended September 30, 2018, the restructuring charges for costs associated with exit and disposal activities included contract cancellation penalties and environmental remediation liabilities.

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

Asset Related Charges
The Company recognized additional pretax impairment charges of $16 million and $34 million for the three and nine months ended September 30, 2019, respectively, related primarily to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charge of $3 million and $9 million for the three and nine months ended September 30, 2018). The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to Performance Materials & Coatings ($9 million) and Packaging & Specialty Plastics ($7 million). See Note 20 for additional information.

On August 13, 2019, the Company entered into a definitive agreement to sell its acetone derivatives business to ALTIVIA Ketones & Additives, LLC. The divestiture includes the Company's acetone derivatives related inventory and production assets, located in Institute, West Virginia, in addition to the site infrastructure, land and utilities. The divestiture is expected to close in the fourth quarter of 2019. The Company will remain at the Institute site as a tenant. As a result of this planned divestiture, the Company recognized a pretax impairment charge of $75 million in the third quarter of 2019. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($24 million) and Corporate ($51 million). See Note 20 for additional information.

NOTE 6 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

TDCC
For the three months ended September 30, 2019, "Sundry income (expense) - net" was income of $284 million compared with expense of $3 million for the three months ended September 30, 2018. "Sundry income (expense) – net" increased primarily due to an increase in foreign currency exchange gains and non-operating pension and postretirement benefit plan credits compared with the third quarter of 2018, as well as a net gain of $205 million related to litigation matters, which included a $170 million gain related to a legal settlement with Nova Chemicals Corporation ("Nova") (related to the Packaging & Specialty Plastics segment) and an $85 million gain related to an adjustment of the Dow Silicones breast implant liability (related to the Corporate segment) which were partially offset by a $50 million charge (net of indemnifications of $37 million) related to the settlement of the Dow Silicones commercial creditor matters (related to the Corporate segment). The third quarter of 2018 included a $6 million loss on the early extinguishment of debt. "Sundry income (expense) - net" in the first nine months of 2019 was income of $462 million compared with income of $37 million in the first nine months of 2018. In addition to the amounts previously discussed, the first nine months of 2019 included a $44 million loss on the early extinguishment of debt and a gain of $14 million on post-closing adjustments related to a previous divestiture (both related to the Corporate segment). The first nine months of 2018 included a $20 million loss for a post-closing adjustment related to the Dow Silicones ownership restructure (related to the Performance Materials & Coatings segment) and a $20 million gain related to the Company's sale of its equity interest in MEGlobal (related to the Industrial Intermediates & Infrastructure segment). See Notes 12, 13, 17 and 23 for additional information.

Dow Inc.
For the three months ended September 30, 2019, "Sundry income (expense) - net" was income of $301 million compared with expense of $3 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, "Sundry income (expense) - net" was income of $369 million compared with income of $37 million for the nine months ended September 30, 2018. In addition to the amounts previously discussed above for TDCC, "Sundry income (expense) - net" for the nine months ended September 30, 2019, included a $58 million loss on post-closing adjustments related to a previous divestiture and $52 million in charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution, which provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after completion of the separation (both related to the Corporate segment). See Notes 3, 12, 13, 17 and 23 for additional information.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations of Dow Inc. for the three and nine months ended September 30, 2019 and 2018. In accordance with the accounting guidance for earnings per share, earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018

Income from continuing operations, net of tax	$347	$714	$593	$2,449
Net income attributable to noncontrolling interests - continuing operations	14	32	61	78
Net income attributable to participating securities - continuing operations [1]	2	—	4	—
Income from continuing operations attributable to common stockholders	$331	$682	$528	$2,371
Income from discontinued operations, net of tax	$—	$335	$445	$1,403
Net income attributable to noncontrolling interests - discontinued operations	—	4	13	24
Income from discontinued operations attributable to common stockholders	$—	$331	$432	$1,379
Net income attributable to common stockholders	$331	$1,013	$960	$3,750

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018

Income from continuing operations attributable to common stockholders	$0.45	$0.91	$0.71	$3.17
Income from discontinued operations attributable to common stockholders	—	0.45	0.58	1.85
Net income attributable to common stockholders	$0.45	$1.36	$1.29	$5.02

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018

Income from continuing operations attributable to common stockholders	$0.45	$0.91	$0.71	$3.17
Income from discontinued operations attributable to common stockholders	—	0.45	0.58	1.85
Net income attributable to common stockholders	$0.45	$1.36	$1.29	$5.02

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018

Weighted-average common shares - basic [2]	739.8	747.2	743.3	747.2
Plus dilutive effect of equity compensation plans	3.2	—	2.8	—
Weighted-average common shares - diluted [2]	743.0	747.2	746.1	747.2
Stock options and restricted stock units excluded from EPS calculations [3]	12.9	—	6.4	—

1.	Restricted stock units (formerly termed deferred stock) are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

2.
Share amounts for the three and nine months ended September 30, 2018, were based on 2,246.3 million DowDuPont common shares outstanding as of the Record Date for the April 1, 2019 distribution, less 4.6 million Employee Stock Ownership Plan ("ESOP") shares that had not been released and were not considered outstanding, adjusted for the Distribution Ratio. There was no dilutive effect for the three and nine months ended September 30, 2018, as the Company did not engage in activities giving rise to dilution.

3.
These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive. For the three and nine months ended September 30, 2018, the Company did not engage in activities giving rise to dilution.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2019	Dec 31, 2018
In millions
Finished goods	$3,627	$4,313
Work in process	1,190	1,335
Raw materials	654	674
Supplies	824	826
Total	$6,295	$7,148
Adjustment of inventories to a LIFO basis	121	(249)
Total inventories	$6,416	$6,899

NOTE 9 – NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Sep 30, 2019	Dec 31, 2018
In millions
Investment in nonconsolidated affiliates	$3,007	$3,320
Other noncurrent obligations	(139)	—
Net investment in nonconsolidated affiliates	$2,868	$3,320

EQUATE
In the first quarter of 2019, EQUATE Petrochemical Company K.S.C.C. ("EQUATE") paid a dividend of $440 million, reflected in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows. As a result, the Company had a negative investment balance in EQUATE of $139 million at September 30, 2019, classified as "Other noncurrent obligations" in the consolidated balance sheets. At December 31, 2018, the Company had an investment balance in EQUATE of $131 million, classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

Sadara Chemical Company
In 2011, the Company and Saudi Arabian Oil Company formed Sadara Chemical Company (“Sadara”) - a joint venture between the two companies that subsequently constructed and now operates a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. The Company has a 35 percent equity interest in this joint venture and has been, and continues to be, responsible for marketing the majority of Sadara’s products through the Company’s established sales channels.

In 2017, Sadara achieved full commercial operations of all its facilities. In December 2018, the joint venture successfully completed its Creditors Reliability Test, an extensive operational testing program designed to demonstrate the reliability of the joint venture’s full chemical complex by operating at high rates for an extended period of time. While Sadara has reached these operational milestones and has been generating positive EBITDA (a non-GAAP measure defined as earnings before interest, taxes, depreciation and amortization), the joint venture has yet to report positive net income. During the fourth quarter of 2019, Sadara will commence an update of its strategic business plan, inclusive of updated financial projections, which will be reviewed with its board of directors. Sadara also expects to complete an impairment analysis of its long-lived assets which will include updated long-term cash flow projections from the updated strategic business plan as well as long term price assumptions from an independent third party, which are expected to be received in the fourth quarter of 2019. Based on these updated financial projections, Dow may also be required to evaluate its equity investment in Sadara for other-than-temporary impairment, which could result in an impairment charge up to the carrying value of the Company’s equity investment. At September 30, 2019, the Company’s equity investment in Sadara was $1,581 million.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2018	$5,101	$1,095	$3,650	$9,846
Foreign currency impact	(16)	(5)	(40)	(61)
Net goodwill at Sep 30, 2019	$5,085	$1,090	$3,610	$9,785

The separation from DowDuPont did not impact the composition of the Company's six reporting units: Coatings & Performance Monomers ("C&PM"), Consumer Solutions, Hydrocarbons & Energy, Industrial Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals. The ECP businesses received as part of the separation from DowDuPont are included in the Hydrocarbons & Energy and Packaging and Specialty Plastics reporting units.

The Company’s goodwill impairment testing occurs annually in the fourth quarter and is performed at the reporting unit level. During the fourth quarter of 2019, the Company will initiate strategic business reviews as part of its annual planning process. As a result of the strategic business reviews, key decisions and long-term growth strategies could change the long-term financial plans used to determine the fair value of the Company’s reporting units.

In the fourth quarter of 2017, the Company recorded a goodwill impairment charge of $1,491 million related to the C&PM reporting unit, primarily due to lower future revenue and profitability expectations. In the fourth quarter of 2018, the Company conducted quantitative testing on the C&PM reporting unit and concluded that the fair value of the reporting unit exceeded the carrying value. The Company has continued to monitor the performance of the C&PM reporting unit, as benchmarked against its long-term financial plan, and has evaluated industry and company-specific circumstances which affect the financial results of this reporting unit, including customer consolidation, changes in customer buying patterns and changes in supply and demand balances in key end-markets. At September 30, 2019, no events or changes in circumstances have occurred which would indicate that the fair value of the C&PM reporting unit has more likely than not been reduced below its carrying amount. The long-term financial plan for the C&PM reporting unit contains numerous assumptions including, but not limited to: expected market growth rates; success of sales and marketing efforts; commercialization of innovation programs; benefit of cost reduction programs; availability of capital and expense resources to execute growth initiatives; impact of competitor actions; industry supply and demand balances; and, macroeconomic factors such as foreign currency exchange rates and interest rates. Changes to those assumptions could potentially impact the results of the C&PM reporting unit’s goodwill impairment testing. At September 30, 2019, the C&PM reporting unit had goodwill of $1,039 million.

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Sep 30, 2019			Dec 31, 2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,633	$(1,414)	$1,219	$2,634	$(1,252)	$1,382
Software	1,434	(867)	567	1,404	(805)	599
Trademarks/tradenames	352	(342)	10	352	(329)	23
Customer-related	3,185	(1,125)	2,060	3,211	(993)	2,218
Total other intangible assets, finite lives	$7,604	$(3,748)	$3,856	$7,601	$(3,379)	$4,222
In-process research and development	3	—	3	3	—	3
Total other intangible assets	$7,607	$(3,748)	$3,859	$7,604	$(3,379)	$4,225

The following table provides information regarding amortization expense from continuing operations related to intangible assets:

Amortization Expense from Continuing Operations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Other intangible assets, excluding software	$100	$117	$320	$353
Software, included in “Cost of sales” from Continuing Operations	$23	$23	$70	$68

Total estimated amortization expense from continuing operations for 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense from Continuing Operations
In millions
2019	$515
2020	$489
2021	$467
2022	$405
2023	$375
2024	$361

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

The following represents the cash flows between the Company and the conduits:

Cash Proceeds	Three Months Ended	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2018
Interests in conduits [1]	$1	$657

1.	Presented in "Investing Activities" in the consolidated statements of cash flows.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Sep 30, 2019	Dec 31, 2018
In millions
Commercial paper	$—	$10
Notes payable to banks and other lenders	441	288
Notes payable to related companies [1]	76	—
Total notes payable	$517	$298
Period-end average interest rates	4.92%	8.28%

1.	In addition, "Notes payable" for TDCC at September 30, 2019 includes a $418 million note payable to Dow Inc., which is not reflected in the table above. See Note 22 for additional information.

Long-Term Debt	2019 Average Rate	Sep 30, 2019	2018 Average Rate	Dec 31, 2018
In millions
Promissory notes and debentures:
Final maturity 2019	9.80%	$3	9.80%	$7
Final maturity 2020	8.44%	76	4.46%	1,547
Final maturity 2021	4.71%	1,424	4.71%	1,424
Final maturity 2022	3.50%	1,372	3.50%	1,373
Final maturity 2023	7.64%	325	7.64%	325
Final maturity 2024	3.37%	1,397	3.50%	896
Final maturity 2025 and thereafter	5.70%	9,507	5.98%	7,963
Other facilities:
U.S. dollar loans, various rates and maturities	2.80%	2,000	3.59%	4,533
Foreign currency loans, various rates and maturities	3.33%	605	3.20%	708
InterNotes, varying maturities through 2049	3.44%	792	3.26%	778
Finance lease obligations [1]		425		371
Unamortized debt discount and issuance costs		(335)		(334)
Long-term debt due within one year [2]		(378)		(338)
Long-term debt		$17,213		$19,253

1.	See Note 14 for additional information.

2.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2019
In millions
2019	$97
2020	$379
2021	$1,763
2022	$1,514
2023 [1]	$2,509
2024	$1,493

1.	Assumes the option to extend will be exercised for the $2.0 billion Dow Silicones Term Loan Facility.

2019 Activity
In the first nine months of 2019, the Company issued $2.0 billion of senior unsecured notes in an offering under Rule 144A of the Securities Act of 1933. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2049; $750 million aggregate principal amount of 3.625 percent notes due 2026; and $500 million aggregate principal amount of 3.15 percent notes due 2024. In addition, the Company redeemed $1.5 billion of 4.25 percent notes issued by the Company with maturity in 2020. As a result, the Company recognized a pretax loss of $42 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Corporate segment. The Company also issued an aggregate principal amount of $136 million of International Notes ("InterNotes"), and redeemed an aggregate principal amount of $117 million at maturity. Approximately $136 million of long-term debt (net of $16 million of issuances) was repaid by consolidated variable interest entities.

In the second quarter of 2019, Dow Silicones voluntarily repaid $2.5 billion of principal under a certain third party credit agreement ("Term Loan Facility"). As a result, Dow Silicones recognized a pretax loss of $2 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Corporate segment. In September 2019, Dow Silicones amended the Term Loan Facility to extend the maturity date on the remaining principal balance of $2.0 billion, making amounts borrowed under the Term Loan Facility payable in September 2021. In addition, this amendment includes options to extend the maturity date through September 2023, at Dow Silicones' election, which the Company intends to exercise.

Subsequent Events
On October 11, 2019, the Company announced a make-whole call for $1.25 billion of 4.125 percent notes with maturity in November 2021, which will settle on November 12, 2019.

In October 2019, TDCC launched exchange offers for $4 billion of all the outstanding, unregistered senior notes that were issued in private offerings on November 30, 2018 and May 20, 2019, for identical, registered notes under the Securities Act of 1933 (the "Exchange Offers"). The Exchange Offers are with respect to the Company's 3.15 percent notes due 2024, 4.55 percent notes due 2025, 3.625 percent notes due 2026, 4.80 percent notes due 2028, 5.55 percent notes due 2048 and 4.80 percent notes due 2049, and fulfilled the Company's obligations contained in the registration rights agreements entered into in connection with the issuance of the aforementioned notes.

2018 Activity
In the first nine months of 2018, the Company redeemed $333 million of 5.7 percent notes at maturity, and an aggregate principal amount of $86 million of InterNotes at maturity. In addition, approximately $75 million of long-term debt was repaid by consolidated variable interest entities. The Company also called an aggregate principal amount of $343 million tax-exempt bonds of various interest rates and maturities in 2029, 2033 and 2038. As a result of the redemptions, the Company recognized a pretax loss of $7 million on the early extinguishment of debt, included in “Sundry income (expense) - net” in the consolidated statements of income and related to the Corporate segment.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2019
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2023	Floating rate
Term Loan Facility [1]	2,000	—	September 2023	Floating rate
North American Securitization Facility	800	800	December 2019	Floating rate
European Securitization Facility [2]	437	437	October 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2019	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	280	280	March 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	March 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	May 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	July 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	August 2020	Floating rate
Total committed and available credit facilities	$9,617	$7,617

1.	Assumes the option to extend the Term Loan Facility will be exercised.

2.	Equivalent to Euro 400 million.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2019, except for what has been noted below. Information on the Company's debt covenants and default provisions can be found in Note 17 to the Consolidated Financial Statements included in Dow Inc. and TDCC's 2018 10-K Recast filed with the SEC on July 25, 2019.

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

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2019, Dow had accrued obligations of $1,193 million for probable environmental remediation and restoration costs, including $211 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which Dow has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on Dow’s results of operations, financial condition and cash flows. It is the opinion of Dow’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on Dow’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. At December 31, 2018, Dow had accrued obligations of $810 million for probable environmental remediation and restoration costs, including $156 million for the remediation of Superfund sites.

During the third quarter of 2019, the Company recorded a pretax charge related to environmental remediation matters at a number of current and historical locations. The charge primarily resulted from: the culmination of long-standing negotiations and discussions with regulators and agencies, including technical studies supporting higher cost estimates for final or staged remediation plans; the Company’s evaluation of the cost required to manage remediation activities at sites affected by Dow’s separation from DowDuPont and related agreements with Corteva and DuPont; and, the Company’s review of its closure strategies and obligations to monitor ongoing operations and maintenance activities. In addition, the Company recorded indemnification assets of $48 million related to Dow Silicones’ environmental matters. The Company recognized a pretax charge, net of indemnifications, of $399 million related to these environmental matters, included in “Cost of sales” in the consolidated statements of income and related to Packaging & Specialty Plastics ($5 million), Industrial Intermediates & Infrastructure ($8 million), Performance Materials & Coatings ($50 million) and Corporate ($336 million).

Litigation
Asbestos-Related Matters of Union Carbide Corporation
A summary of Asbestos-Related Matters of Union Carbide Corporation can be found in Note 18 to the Consolidated Financial Statements included in Dow Inc. and TDCC's 2018 10-K Recast filed with the SEC on July 25, 2019.

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

Estimating the Asbestos-Related Liability
Since 2003, Union Carbide has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review Union Carbide's historical asbestos-related claim and resolution activity in order to assist Union Carbide's management in estimating the asbestos-related liability. Each year, Ankura reviews the claim and resolution activity to determine the appropriateness of updating the most recent Ankura study.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2019 activity, it was determined that no adjustment to the accrual was required at September 30, 2019.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,192 million at September 30, 2019, and approximately 18 percent of the recorded liability related to pending claims and approximately 82 percent related to future claims.

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

Dow Silicones Chapter 11 Related Matters
A summary of the Dow Silicones Chapter 11 Related Matters can be found in Note 18 to the Consolidated Financial Statements included in Dow Inc. and TDCC's 2018 10-K Recast filed with the SEC on July 25, 2019.

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At September 30, 2019, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $81 million.

In the third quarter of 2019, with the assistance of a third party consultant ("Consultant"), Dow Silicones updated its estimate of its liability for breast implant and other product liability claims ("Implant Liability") to $165 million, primarily reflecting a decrease in Class 16 claims, a decrease resulting from the passage of time, decreased claim filing activity and administrative costs compared with the previous estimate, and an increase in investment income resulting from insurance proceeds. Based on the Consultant's updated estimate and Dow Silicones own review of claim filing activity, Dow Silicones determined that an adjustment to the Implant Liability was required. Accordingly, Dow Silicones decreased its Implant Liability in the third quarter of 2019 by $98 million, included in "Sundry income (expense) - net" in the consolidated statements of income, and also decreased its corresponding Class 16 receivable in the third quarter of 2019, resulting in a charge of $13 million, included in “Sundry income (expense) - net” in the consolidated statements of income (both related to the Corporate segment). Dow Silicones' Implant Liability was $165 million at September 30, 2019 ($263 million at December 31, 2018), of which zero at September 30, 2019 ($111 million at December 31, 2018) was included in “Accrued and other current liabilities” and $165 million at September 30, 2019 ($152 million at December 31, 2018) was included in "Other noncurrent obligations" in the consolidated balance sheets.

Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,220 million at September 30, 2019.

Commercial Creditor Issues
The Plan provides that each of Dow Silicones' commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. Upon the Plan becoming effective, Dow Silicones paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Silicones considered undisputed.

On August 19, 2019, Dow Silicones entered into a settlement agreement with the Commercial Creditors, obligating Dow Silicones to pay $172 million, inclusive of the Commercial Creditors' legal costs. The settlement was approved by the U.S. District Court for the Eastern District of Michigan and will be paid in the fourth quarter of 2019. As a result of the settlement agreement, in the third quarter of 2019, the Company recorded a pretax charge of $50 million, net of indemnifications of $37 million, included in "Sundry Income (expense) - net" in the consolidated statements of income and related to the Corporate segment. At September 30, 2019, the liability related to Dow Silicones' potential obligation to its Commercial Creditors was $172 million and included in "Accrued and other current liabilities" in the consolidated balance sheets ($82 million at December 31, 2018).

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

Indemnifications with Corning
In connection with the June 1, 2016 ownership restructure of Dow Silicones, the Company is indemnified by Corning for at least 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability, Commercial Creditors issues and certain environmental matters described in the preceding sections, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. The Company had indemnification assets of $100 million at September 30, 2019 (zero at December 31, 2018), of which $37 million was included in "Other current assets" and $63 million was included in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to the Company, plus pre- and post-judgment interest, for which the Company received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to the Company regardless of the outcome of any further appeals by Nova. At September 30, 2019, the Company had $341 million ($341 million at December 31, 2018) included in "Other noncurrent obligations" in the consolidated balance sheets related to the disputed portion of the damages judgment. The Company is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal. See Note 18 to the Consolidated Financial Statements included in Dow Inc. and TDCC's 2018 10-K Recast filed with the SEC on July 25, 2019 for additional information.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
On September 18, 2019, the Court of the Queen’s Bench in Alberta, Canada, signed a judgment ordering Nova to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) by October 11, 2019, for damages the Company incurred through 2012 related to the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada. The Court, which initially ruled in June 2018, found that Nova failed to operate the ethylene asset at full capacity for more than ten years, and furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production. These actions resulted in reduced productivity and sales for the Company. Nova has appealed the judgment, however, certain portions of it are not in dispute and are owed to the Company regardless of the outcome of Nova's appeal. As a result of these actions and in accordance with ASC 450-30 “Gain Contingencies,” the Company recorded a $186 million pretax gain in the third quarter of 2019, of which $170 million was included in "Sundry income (expense) - net" and $16 million was included in "Selling, general and administrative expenses" in the consolidated statements of income and related to the Packaging & Specialty Plastics segment. At September 30, 2019, included in the Company’s consolidated balance sheets were $1,079 million in “Accounts and notes receivable - Other” for the damages judgment and $893 million in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual and discretionary issues, which will be accorded deferential review on appeal. On October 10, 2019, Nova paid $1.08 billion Canadian dollars directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company will seek a refund of the entire amount remitted to the CRA.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Sep 30, 2019			Dec 31, 2018
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$4,116	$11	2023	$4,273	$22

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

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $11.2 billion of Total Project Financing outstanding at September 30, 2019 ($11.7 billion at December 31, 2018). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $4.1 billion when the project financing is fully drawn. Sadara successfully completed an extensive operational testing program in December 2018, however, the Guarantees will be released upon the satisfactory fulfillment of certain project completion conditions, which is expected by the end of 2019, and must occur no later than December 2020.

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

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2019 were as follows:

Lease Cost	Three Months Ended Sep 30, 2019	Nine Months Ended Sep 30, 2019
In millions
Operating lease cost	$134	$398
Finance lease cost
Amortization of right-of-use assets - finance	14	31
Interest on lease liabilities - finance	6	19
Total finance lease cost	$20	$50
Short-term lease cost	51	151
Variable lease cost	89	196
Sublease income	—	(2)
Total lease cost	$294	$793

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Nine Months Ended Sep 30, 2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$398
Operating cash flows for finance leases	$19
Financing cash flows for finance leases	$16

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2019:

Lease Position	Balance Sheet Classification	Sep 30, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$2,482
Finance leases		$99
Assets
Operating lease assets	Operating lease right-of-use assets	$2,130
Finance lease assets	Property	501
Finance lease amortization	Accumulated depreciation	(158)
Total lease assets		$2,473
Liabilities
Current
Operating	Operating lease liabilities - current	$418
Finance	Long-term debt due within one year	38
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,735
Finance	Long-Term Debt	387
Total lease liabilities		$2,578

1.	Includes $2.3 billion related to the adoption of Topic 842. See Note 2 for additional information.

Lease Term and Discount Rate	Sep 30, 2019
Weighted-average remaining lease term
Operating leases	8.0 years
Finance leases	12.2 years
Weighted-average discount rate
Operating leases	4.17%
Finance leases	6.16%

The following table provides the maturities of lease liabilities at September 30, 2019:

Maturities of Lease Liabilities at Sep 30, 2019	Operating Leases	Finance Leases
In millions
2019	$132	$22
2020	472	62
2021	391	57
2022	329	51
2023	265	78
2024 and thereafter	990	348
Total future undiscounted lease payments	$2,579	$618
Less imputed interest	426	193
Total present value of lease liabilities	$2,153	$425

At September 30, 2019, Dow had additional leases of approximately $88 million, primarily for pipelines, buildings and equipment, which had not yet commenced. These leases are expected to commence in the fourth quarter of 2019 or in 2020, with lease terms of up to 20 years.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at Dec 31, 2018
In millions
2019	$366
2020	329
2021	296
2022	269
2023	227
2024 and thereafter	855
Total	$2,342

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at September 30, 2019 and December 31, 2018. There was no recorded liability related to these residual value guarantees at September 30, 2019, as payment of such residual value guarantees was not determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Sep 30, 2019			Dec 31, 2018
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2028	$763	$—	2028	$885	$130

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

Retained Earnings
Dow Inc.
There are no significant restrictions limiting Dow Inc.'s ability to pay dividends. On April 11, 2019, Dow Inc.'s Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on June 14, 2019, to shareholders of record on May 31, 2019. On August 15, 2019, Dow Inc.'s Board declared a dividend of $0.70 per share, which was paid on September 13, 2019, to shareholders of record on August 30, 2019. On October 10, 2019, Dow Inc.'s Board declared a dividend of $0.70 per share, payable on December 13, 2019, to shareholders of record on November 29, 2019.

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

Treasury Stock
Dow Inc.
On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date, to be launched subsequent to Dow's separation from DowDuPont. In the third quarter of 2019, Dow Inc. repurchased $101 million of Dow Inc. common stock ($406 million in the first nine months of 2019). At September 30, 2019, approximately $2.6 billion of the share repurchase program authorization remained available for repurchases.

The following table provides a reconciliation of Dow Inc. common stock activity for the nine months ended September 30, 2019:

Shares of Dow Inc. Common Stock	Issued	Held in Treasury

Balance at Jan 1, 2019	100	—
Impact of recapitalization	748,771,140	—
Issued [1]	686,397	—
Repurchased	—	7,961,732
Balance at Sep 30, 2019	749,457,637	7,961,732

1.	Shares issued to employees under the Company's equity compensation plans.

Accumulated Other Comprehensive Loss
The changes in each component of AOCL for the three and nine months ended September 30, 2019 and 2018 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Unrealized Gains (Losses) on Investments
Beginning balance	$49	$(23)	$(51)	$17
Unrealized gains (losses) on investments	20	6	158	(45)
Less: Tax (expense) benefit	(4)	(1)	(33)	9
Net unrealized gains (losses) on investments	16	5	125	(36)
(Gains) losses reclassified from AOCL to net income [1]	(6)	4	(18)	7
Less: Tax expense (benefit) [2]	1	(1)	4	(2)
Net (gains) losses reclassified from AOCL to net income	(5)	3	(14)	5
Other comprehensive income (loss), net of tax	11	8	111	(31)
Reclassification of stranded tax effects [3]	—	—	—	(1)
Ending balance	$60	$(15)	$60	$(15)
Cumulative Translation Adjustment
Beginning balance	$(1,067)	$(1,682)	$(1,813)	$(1,481)
Gains (losses) on foreign currency translation	(164)	(94)	(100)	(166)
Less: Tax (expense) benefit	(26)	(4)	(12)	(24)
Net gains (losses) on foreign currency translation	(190)	(98)	(112)	(190)
(Gains) losses reclassified from AOCL to net income [4]	(26)	—	(68)	(2)
Other comprehensive income (loss), net of tax	(216)	(98)	(180)	(192)
Impact of common control transaction [5]	—	—	710	—
Reclassification of stranded tax effects [3]	—	—	—	(107)
Ending balance	$(1,283)	$(1,780)	$(1,283)	$(1,780)
Pension and Other Postretirement Benefits
Beginning balance	$(7,635)	$(7,675)	$(7,965)	$(6,998)
Gains (losses) arising during the period	—	—	34	—
Less: Tax (expense) benefit	—	—	(10)	—
Net gains (losses) arising during the period	—	—	24	—
Amortization and recognition of net loss and prior service credits [6]	139	156	413	468
Less: Tax expense (benefit) [2]	(31)	(33)	(82)	(95)
Net loss and prior service credits reclassified from AOCL to net income	108	123	331	373
Other comprehensive income (loss), net of tax	108	123	355	373
Impact of common control transaction [5]	—	—	83	—
Reclassification of stranded tax effects [3]	—	—	—	(927)
Ending balance	$(7,527)	$(7,552)	$(7,527)	$(7,552)
Derivative Instruments
Beginning balance	$(335)	$(7)	$(56)	$(109)
Gains (losses) on derivative instruments	(187)	241	(545)	315
Less: Tax (expense) benefit	37	(45)	110	(44)
Net gains (losses) on derivative instruments	(150)	196	(435)	271
(Gains) losses reclassified from AOCL to net income [7]	20	16	30	75
Less: Tax expense (benefit) [2]	(4)	(4)	(8)	(14)
Net (gains) losses reclassified from AOCL to net income	16	12	22	61
Other comprehensive income (loss), net of tax	(134)	208	(413)	332
Reclassification of stranded tax effects [3]	—	—	—	(22)
Ending balance	$(469)	$201	$(469)	$201
Total AOCL ending balance	$(9,219)	$(9,146)	$(9,219)	$(9,146)

1.	Reclassified to "Net sales" and "Sundry income (expense) - net."

2.	Reclassified to "Provision for income taxes."

3.	Amounts reclassified to "Retained earnings" as a result of the adoption of ASU 2018-02.

4.	Reclassified to "Sundry income (expense) - net."

5.	Reclassified to "Retained earnings" as a result of the separation from DowDuPont on April 1, 2019. See Note 3 for additional information.
6. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 17 for additional information. For the nine months ended September 30, 2019, a $45 million adjustment related to a joint venture was reclassified to "Investment in nonconsolidated affiliates" in the consolidated balance sheets.
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Balance at beginning of period	$589	$1,152	$1,138	$1,186
Net income attributable to noncontrolling interests - continuing operations	14	32	61	78
Net income attributable to noncontrolling interests - discontinued operations	—	4	13	24
Distributions to noncontrolling interests [1]	(9)	(2)	(23)	(63)
Impact of common control transaction [2]	—	—	(353)	—
Purchase of noncontrolling interest [3]	—	—	(254)	—
Cumulative translation adjustments	(5)	(5)	8	(45)
Other	(2)	—	(3)	1
Balance at end of period	$587	$1,181	$587	$1,181

1. Distributions to noncontrolling interests are net of $6 million for the nine months ended September 30, 2018 in dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. Also includes amounts attributable to discontinued operations of $7 million for the nine months ended September 30, 2019 ($28 million for the nine months ended September 30, 2018).

2.	Relates to the separation from DowDuPont. See Note 3 for additional information.

3.
Relates to the acquisition of full ownership in a propylene oxide manufacturing joint venture, which occurred on October 1, 2019. See Note 21 for additional information. As a result of this arrangement, the carrying value of the noncontrolling interest was removed, a liability of $297 million was recognized, and “Additional paid-in capital” was adjusted by $38 million. After adjustment for subsequent dividends of $131 million paid to the noncontrolling interest holder in the second and third quarters of 2019, the liability at September 30, 2019 was $166 million and was reflected in “Accrued and other current liabilities” in the consolidated balance sheets.

NOTE 17 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
As a result of the Company’s separation from DowDuPont, the number of significant defined benefit pension plans administered by the Company decreased from 45 plans to 35 plans, of which approximately $270 million of net unfunded pension liabilities transferred to DowDuPont. Plans administered by other subsidiaries of DowDuPont that were transferred to the Company were not significant. There were no changes in the number of significant other postretirement benefit plans administered by the Company as a result of the separation. Existing Company plans that were significantly impacted by the transfer of active plan participants to DowDuPont were remeasured, resulting in curtailment gains and losses and recognition of special termination benefits.

A summary of the Company's pension plans and other postretirement benefits can be found in Note 21 to the Consolidated Financial Statements included in Dow Inc. and TDCC’s 2018 10-K Recast filed with the SEC on July 25, 2019. The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Defined Benefit Pension Plans:
Service cost	$95	$131	$302	$396
Interest cost	227	216	695	651
Expected return on plan assets	(420)	(401)	(1,258)	(1,211)
Amortization of prior service credit	(5)	(6)	(16)	(18)
Amortization of net loss	147	168	426	509
Curtailment/special termination benefits [1]	—	—	(27)	—
Net periodic benefit cost	$44	$108	$122	$327
Less: discontinued operations	—	25	21	75
Net periodic benefit cost - continuing operations	$44	$83	$101	$252

Other Postretirement Benefits:
Service cost	$2	$3	$6	$9
Interest cost	12	11	38	33
Amortization of net gain	(5)	(6)	(16)	(18)
Curtailment/special termination benefits [1]	—	—	(3)	—
Net periodic benefit cost	$9	$8	$25	$24
Less: discontinued operations	—	—	—	2
Net periodic benefit cost - continuing operations	$9	$8	$25	$22

1.	The 2019 impact relates to plan curtailments and associated special termination benefits resulting from the reduction in plan participation by employees transferred to DowDuPont.

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $285 million to its pension plans in 2019, of which $206 million has been contributed through September 30, 2019.

NOTE 18 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 22 to the Consolidated Financial Statements included in Dow Inc. and TDCC’s 2018 10-K Recast filed with the SEC on July 25, 2019.

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

The conversions of stock awards resulted in no incremental compensation expense. Approximately 5,000 employees were impacted by the conversion on April 1, 2019 in connection with the separation from DowDuPont. Approximately 4,000 employees were impacted by the conversion on June 3, 2019 in connection with the Corteva separation transaction.

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

There was minimal grant activity in the third quarter of 2019.

NOTE 19 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 23 to the Consolidated Financial Statements included in Dow Inc. and TDCC's 2018 10-K Recast filed with the SEC on July 25, 2019. If applicable, updates have been included in the respective sections below.

The following table summarizes the fair value of financial instruments at September 30, 2019 and December 31, 2018:

Fair Value of Financial Instruments	Sep 30, 2019				Dec 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$501	$—	$—	$501	$566	$—	$—	$566
Marketable securities	$11	$—	$—	$11	$100	$—	$—	$100
Other investments:
Debt securities:
Government debt [1]	$511	$36	$(8)	$539	$714	$9	$(23)	$700
Corporate bonds	1,091	76	(16)	1,151	1,026	20	(63)	983
Total debt securities	$1,602	$112	$(24)	$1,690	$1,740	$29	$(86)	$1,683
Equity securities [2]	13	7	(1)	19	16	1	(1)	16
Total other investments	$1,615	$119	$(25)	$1,709	$1,756	$30	$(87)	$1,699
Total cash equivalents, marketable securities and other investments	$2,127	$119	$(25)	$2,221	$2,422	$30	$(87)	$2,365
Long-term debt including debt due within one year [3]	$(17,591)	$4	$(2,088)	$(19,675)	$(19,591)	$351	$(972)	$(20,212)
Derivatives relating to:
Interest rates [4]	$—	$72	$(385)	$(313)	$—	$—	$(64)	$(64)
Foreign currency	—	134	(21)	113	—	120	(43)	77
Commodities [4]	—	65	(164)	(99)	—	91	(178)	(87)
Total derivatives	$—	$271	$(570)	$(299)	$—	$211	$(285)	$(74)

1. U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

2.	Equity securities with a readily determinable fair value.

3.
Cost includes fair value hedge adjustment gains of $27 million at September 30, 2019 and losses of $18 million at December 31, 2018 on $2,890 million of debt at September 30, 2019 and $2,290 million of debt at December 31, 2018.

4.	Presented net of cash collateral where master netting arrangements allow.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2019 and 2018:

Investing Results	Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018
Proceeds from sales of available-for-sale securities	$904	$880
Gross realized gains	$32	$19
Gross realized losses	$(14)	$(26)

Equity Securities
The Company’s investments in equity securities with a readily determinable fair value totaled $19 million at September 30, 2019 ($16 million at December 31, 2018). The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $207 million at September 30, 2019 ($204 million at December 31, 2018), reflecting the carrying value of the investments. There were no adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and nine months ended September 30, 2019 and 2018. The net unrealized gain recognized in earnings on equity securities totaled $1 million for the three months ended September 30, 2019 ($2 million net unrealized gain for the three months ended September 30, 2018) and a net unrealized gain of $7 million for the nine months ended September 30, 2019 ($10 million net unrealized gain for the nine months ended September 30, 2018).

Derivatives
The following tables provide the fair value and balance sheet classification of derivative instruments at September 30, 2019 and December 31, 2018:

Fair Value of Derivative Instruments		Sep 30, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$33	$(11)	$22
Foreign currency contracts	Other current assets	221	(107)	114
Commodity contracts	Other current assets	40	(21)	19
Commodity contracts	Deferred charges and other assets	34	(6)	28
Total		$328	$(145)	$183
Derivatives not designated as hedging instruments:
Interest rate contracts	Other current assets	$50	$—	$50
Interest rate contracts	Deferred charges and other assets	3	(3)	—
Foreign currency contracts	Other current assets	36	(16)	20
Commodity contracts	Other current assets	18	(2)	16
Commodity contracts	Deferred charges and other assets	3	(1)	2
Total		$110	$(22)	$88
Total asset derivatives		$438	$(167)	$271

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$11	$(11)	$—
Interest rate contracts	Other noncurrent obligations	212	—	212
Foreign currency contracts	Accrued and other current liabilities	110	(107)	3
Commodity contracts	Accrued and other current liabilities	107	(28)	79
Commodity contracts	Other noncurrent obligations	69	(8)	61
Total		$509	$(154)	$355
Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$146	$—	$146
Interest rate contracts	Other noncurrent obligations	30	(3)	27
Foreign currency contracts	Accrued and other current liabilities	34	(16)	18
Commodity contracts	Accrued and other current liabilities	23	(2)	21
Commodity contracts	Other noncurrent obligations	4	(1)	3
Total		$237	$(22)	$215
Total liability derivatives		$746	$(176)	$570

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $27 million at September 30, 2019 ($26 million at December 31, 2018). There was no counterparty cash collateral posted with the Company at September 30, 2019 ($34 million at December 31, 2018).

Net Foreign Investment Hedges
The Company designates derivatives and non-derivative instruments that qualify as effective net foreign investment hedges. The gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. For the nine months ended September 30, 2019, the results of hedges of the Company’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss of $24 million after tax (net gain of $68 million after tax for the nine months ended September 30, 2018). The Company recognized no gains or losses related to excluded components of net foreign investment hedges included in “Cumulative Translation Adjustments” in AOCL for the three months ended September 30, 2019 and after-tax gains of $152 million for the nine months ended September 30, 2019. For the three months ended September 30, 2019, gains of $25 million were amortized to “Sundry income (expense) - net” in the consolidated statements of income (gains of $75 million for the nine months ended September 30, 2019).

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

For the nine months ended September 30, 2019, the Company terminated certain interest rate contracts and realized net losses in AOCL of $140 million after tax. In addition, during the three months ended September 30, 2019, the Company elected to de-designate certain interest rate contracts with after-tax net losses accumulated in AOCL of $92 million at the date of de-designation.

The net loss from open, de-designated and realized interest rate contract hedges included in AOCL at September 30, 2019 was $323 million after tax (net gain of $23 million after tax at December 31, 2018).

Subsequent to September 30, 2019, the Company elected to de-designate certain interest rate contracts with after-tax net losses accumulated in AOCL of $90 million at the date of de-designation.

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

During the first nine months of 2019, the Company entered into interest rate contracts designated as fair value hedges of underlying fixed rate debt obligations. The Company terminated certain fair value hedges during the third quarter of 2019 and realized a net pretax gain of $16 million.

The fair value adjustment resulting from open contracts was a net gain on the derivative of $26 million, with a net loss of $3 million after tax for excluded components recognized in AOCL.

Subsequent to September 30, 2019, the Company entered into $600 million notional of interest rate contracts designated as a fair value hedge of underlying fixed rate debt obligations.

Other Derivative Instruments
At September 30, 2019, the Company had $57 million ($5 million at December 31, 2018) net notional of interest rate contracts. The impact of this activity to the consolidated statements of income was immaterial.

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amounts recorded on a pretax basis related to foreign currency derivatives not designated as a hedge, which were included in “Sundry income (expense) - net” in the consolidated statements of income, were a gain of $21 million for the three months ended September 30, 2019 (gain of $26 million for the three months ended September 30, 2018) and a gain of $27 million for the nine months ended September 30, 2019 (gain of $91 million for the nine months ended September 30, 2018). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $2 million gain for interest rate contracts, a $37 million loss for commodity contracts, a $16 million gain for foreign currency contracts and a $41 million gain for excluded components.

NOTE 20 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 24 to the Consolidated Financial Statements included in Dow Inc. and TDCC's 2018 10-K Recast filed with the SEC on July 25, 2019. If applicable, updates have been included in the respective sections below.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Sep 30, 2019			Dec 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents [1]	$—	$501	$501	$—	$566	$566
Marketable securities	—	11	11	—	100	100
Equity securities [2]	19	—	19	16	—	16
Debt securities: [2]
Government debt [3]	—	539	539	—	700	700
Corporate bonds	26	1,125	1,151	—	983	983
Derivatives relating to: [4]
Interest rates	—	86	86	—	—	—
Foreign currency	—	257	257	—	226	226
Commodities	23	72	95	17	93	110
Total assets at fair value	$68	$2,591	$2,659	$33	$2,668	$2,701
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$—	$19,675	$19,675	$—	$20,212	$20,212
Derivatives relating to: [4]
Interest rates	—	399	399	—	64	64
Foreign currency	—	144	144	—	149	149
Commodities	17	186	203	23	189	212
Total liabilities at fair value	$17	$20,404	$20,421	$23	$20,614	$20,637

1.	Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

3.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

4.	See Note 19 for the classification of derivatives in the consolidated balance sheets.

5.	See Note 19 for information on fair value measurements of long-term debt.
For equity securities calculated at net asset value per share (or its equivalent), the Company had $123 million in private market securities and $29 million in real estate at September 30, 2019 ($120 million in private market securities and $29 million in real estate at December 31, 2018). There are no redemption restrictions and the unfunded commitments on these investments were $83 million at September 30, 2019 ($89 million at December 31, 2018).

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing and corporate facilities around the world. In the first nine months of 2019, manufacturing facilities associated with this plan were written down to zero. In addition, impairments of leased, non-manufacturing facilities, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to a fair value of $114 million using unobservable inputs. The impairment charges related to the Synergy Program, totaling $110 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Performance Materials & Coatings ($23 million) and Corporate ($87 million).

In the first nine months of 2019, the Company recognized additional pretax impairment charges of $25 million related to capital additions made to the biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017. The assets were written down to zero in 2019. The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to the Packaging & Specialty Plastics segment.

In the third quarter of 2019, the Company recognized an impairment charge of $9 million related to non-manufacturing assets. The assets, classified as Level 3 measurements, were valued at $5 million using unobservable inputs. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to the Performance Materials & Coatings segment.

In the third quarter of 2019, the Company recognized an impairment charge of $75 million resulting from the planned divestiture of its acetone derivatives business to ALTIVIA Ketones & Additives, LLC. The divestiture includes the Company's acetone derivatives related inventory and production assets, located in Institute, West Virginia, in addition to the site infrastructure, land and utilities. The assets, classified as Level 3 measurements and valued using unobservable inputs, were written down to zero in the third quarter of 2019, except for inventory, which will be sold at the lower of cost or market. The impairment charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($24 million) and Corporate ($51 million). See Note 5 for additional information on the Company's restructuring activities.

NOTE 21 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") can be found in Note 25 to the Consolidated Financial Statements included in Dow Inc. and TDCC's 2018 10-K Recast filed with the SEC on July 25, 2019.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018:

Assets and Liabilities of Consolidated VIEs	Sep 30, 2019	Dec 31, 2018
In millions
Cash and cash equivalents	$36	$71
Other current assets	104	101
Net property	621	683
Other noncurrent assets	23	14
Total assets [1]	$784	$869
Current liabilities	$397	$307
Long-term debt	44	75
Other noncurrent obligations	23	14
Total liabilities [2]	$464	$396

1.	All assets were restricted at September 30, 2019 and December 31, 2018.

2.	All liabilities were nonrecourse at September 30, 2019 and December 31, 2018.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2019 and December 31, 2018 are adjusted for intercompany eliminations and parental guarantees.

The Company was a 50 percent indirect owner in a propylene oxide ("PO") manufacturing joint venture in Asia Pacific. The Company had a variable interest in this joint venture relating to arrangements between the joint venture and the Company involving the majority of the output on take-or-pay terms, with pricing ensuring a guaranteed return to the joint venture. On April 30, 2019, the Company executed an agreement to acquire full ownership in the PO manufacturing joint venture. The transaction closed on October 1, 2019, for a cash purchase price of $331 million. Approximately half of the purchase price was attributed to the Company’s proportionate equity interest in the entity that owned the PO manufacturing joint venture, which is accounted for under the equity method of accounting.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at September 30, 2019 and December 31, 2018, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Sep 30, 2019	Dec 31, 2018
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$100	$100
AgroFresh Solutions, Inc.	Equity method investment [1]	$36	$48
	Other receivable [2]	$8	$8

1.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

2.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 22 – RELATED PARTY TRANSACTIONS
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and reported transactions with Dow Inc. as related party transactions. From the Merger date through March 31, 2019, TDCC reported transactions with DowDuPont and Historical DuPont and its affiliates as related party transactions.

TDCC
TDCC committed to fund Dow Inc.'s dividends paid to common stockholders, share repurchases and certain governance expenses. Funding was accomplished through intercompany loans. At September 30, 2019, TDCC's outstanding intercompany loan balance with Dow Inc. was $418 million, included in "Notes payable" in the consolidated balance sheets.

DowDuPont
Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. Funding was accomplished through intercompany loans. On a quarterly basis, TDCC's Board reviewed and determined a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considered the level of TDCC’s earnings and cash flows and the outstanding intercompany loan balances. For the three months ended March 31, 2019, TDCC declared and paid dividends to DowDuPont of $535 million ($1,048 million and $3,158 million for the three and nine months ended September 30, 2018, respectively). In addition, at December 31, 2018, TDCC had a receivable related to a tax sharing agreement with DowDuPont of $89 million, included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

Historical DuPont and its Affiliates
TDCC sold to and procured from Historical DuPont and its affiliates certain raw materials that were consumed in each company's manufacturing process. The following table presents amounts due to or due from Historical DuPont and its affiliates:

Balances Due To or Due From Historical DuPont and its Affiliates	Sep 30, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - Other	$—	$89
Accounts payable - Other	$—	$19

The following table presents revenue earned and expenses incurred related to transactions with Historical DuPont and its affiliates:

Sales to Historical DuPont and its Affiliates	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$—	$16	$12	$41
Cost of sales	$—	$12	$9	$32

Purchases from Historical DuPont and its affiliates were insignificant for the three months ended March 31, 2019 and the three and nine months ended September 30, 2018.

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

Effective with the Merger, TDCC's business activities were components of DowDuPont's business operations and were reported as a single operating segment. Following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. The Company did not aggregate any operating segments when determining its reportable segments.

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

Dow’s measure of profit/loss for segment reporting purposes is pro forma Operating EBIT (for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018) and Operating EBIT (for the three months ended September 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. Pro forma Operating EBIT and Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. These measures have been reflected retrospectively for all periods presented, and reconciliations of these measures are provided at the end of this footnote. The Company also presents pro forma net sales for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 in this footnote as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Sep 30, 2019
Net sales	$5,062	$3,365	$2,250	$87	$10,764
Equity in earnings (losses) of nonconsolidated affiliates	23	(70)	2	1	(44)
Dow Inc. Operating EBIT [1]	798	193	200	(74)	1,117
Three months ended Sep 30, 2018
Net sales	$6,144	$3,910	$2,505	$75	$12,634
Pro forma net sales	6,157	3,913	2,552	75	12,697
Equity in earnings (losses) of nonconsolidated affiliates	83	54	3	(5)	135
Pro forma Operating EBIT	857	466	398	(110)	1,611
Nine months ended Sep 30, 2019
Net sales	$15,405	$10,187	$6,888	$267	$32,747
Pro forma net sales	15,405	10,196	6,926	267	32,794
Equity in earnings (losses) of nonconsolidated affiliates	135	(196)	3	(15)	(73)
Dow Inc. pro forma Operating EBIT [2]	2,256	624	685	(246)	3,319
Nine months ended Sep 30, 2018
Net sales	$18,306	$11,677	$7,456	$221	$37,660
Pro forma net sales	18,339	11,688	7,596	221	37,844
Equity in earnings (losses) of nonconsolidated affiliates	250	299	4	(24)	529
Pro forma Operating EBIT	2,754	1,428	1,045	(280)	4,947

1.
Operating EBIT for TDCC for the three months ended September 30, 2019 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to Operating EBIT is provided below.

2.
Pro forma Operating EBIT for TDCC for the nine months ended September 30, 2019 is substantially the same as that of Dow Inc. (same for the three and nine months ended September 30, 2018) and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBIT is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBIT	Three Months Ended
In millions	Sep 30, 2019
Income from continuing operations, net of tax	$347
+ Provision for income taxes on continuing operations	90
Income from continuing operations before income taxes	$437
- Interest income	19
+ Interest expense and amortization of debt discount	233
- Significant items	(466)
Operating EBIT	$1,117

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBIT	Three Months Ended	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Income from continuing operations, net of tax	$714	$593	$2,449
+ Provision for income taxes on continuing operations	280	356	755
Income from continuing operations before income taxes	$994	$949	$3,204
- Interest income	22	58	60
+ Interest expense and amortization of debt discount	258	711	781
+ Pro forma adjustments [1]	38	65	134
- Significant items	(343)	(1,652)	(888)
Pro forma Operating EBIT	$1,611	$3,319	$4,947

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

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT and pro forma Operating EBIT:

Significant Items by Segment	Three Months Ended Sep 30, 2019					Nine Months Ended Sep 30, 2019
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Indemnification and other transaction related costs [1]	$—	$—	$—	$—	$—	$—	$—	$—	$(127)	$(127)
Integration and separation costs [2]	—	—	—	(164)	(164)	—	—	—	(914)	(914)
Restructuring and asset related charges - net [3]	(31)	(5)	(10)	(101)	(147)	(50)	(5)	(32)	(281)	(368)
Loss on divestiture [4]	—	—	—	—	—	—	—	—	(44)	(44)
Loss on early extinguishment of debt [5]	—	—	—	—	—	—	—	—	(44)	(44)
Environmental charges [6]	(5)	(8)	(50)	(336)	(399)	(5)	(8)	(50)	(336)	(399)
Warranty accrual adjustment of exited business [7]	—	—	—	39	39	—	—	—	39	39
Litigation related charges, awards and adjustments [8]	170	—	—	35	205	170	—	—	35	205
Total	$134	$(13)	$(60)	$(527)	$(466)	$115	$(13)	$(82)	$(1,672)	$(1,652)

1.
Includes charges primarily associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.

2.	Costs related to post-Merger integration and business separation activities. The nine months ended September 30, 2019 excludes one-time transaction costs directly attributable to the Merger.

3.	Includes Board approved restructuring plans and asset-related charges, which includes other asset impairments. See Note 5 for additional information.

4.	Includes post-closing adjustments on previous divestitures.

5.	The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 12 for additional information.

6.
Related to environmental remediation, primarily resulting from the culmination of long-standing negotiations with regulators and/or agencies and review of additional costs to manage ongoing remediation activities resulting from Dow’s separation from DowDuPont and related agreements with Corteva and DuPont. See Note 13 for additional information.

7.	Includes an adjustment to the warranty accrual of an exited business.

8.
Includes a gain associated with a legal settlement with Nova, as well as a gain related to an adjustment of the Dow Silicones breast implant liability and a charge related to the settlement of the Dow Silicones commercial creditor matters. See Note 13 for additional information.

Significant Items by Segment	Three Months Ended Sep 30, 2018					Nine Months Ended Sep 30, 2018
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Impact of Dow Silicones ownership restructure [1]	$—	$—	$—	$—	$—	$—	$—	$(20)	$—	$(20)
Integration and separation costs [2]	—	—	—	(289)	(289)	—	—	—	(730)	(730)
Restructuring and asset related charges - net [3]	(7)	—	—	(41)	(48)	(16)	(11)	(14)	(111)	(152)
Gain on divestiture [4]	—	—	—	—	—	—	20	—	—	20
Loss on early extinguishment of debt [5]	—	—	—	(6)	(6)	—	—	—	(6)	(6)
Total	$(7)	$—	$—	$(336)	$(343)	$(16)	$9	$(34)	$(847)	$(888)

1.	Includes a loss related to a post-closing adjustment related to the Dow Silicones ownership restructure.

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

Items Affecting Comparability of Financial Results
As a result of the separation from DowDuPont, pro forma net sales and pro forma Operating EBIT are provided in this section which were based on the consolidated financial statements of TDCC, adjusted to give effect to the separation from DowDuPont as if it had been consummated on January 1, 2017. Pro forma adjustments include (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva, Inc. ("Corteva") in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont, (2) the removal of the amortization of ECP's inventory step-up recognized in connection with the Merger, and (3) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs). These adjustments impacted the consolidated results as well as the reportable segments. See Note 23 to the Consolidated Financial Statements for a summary of the pro forma adjustments impacting segment measures for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

OVERVIEW
The following is a summary of the results from continuing operations for Dow for the three months ended September 30, 2019:

•
The Company reported net sales in the third quarter of 2019 of $10.8 billion, down 15 percent from $12.6 billion in the third quarter of 2018, with declines across all geographic regions and segments. These declines were due to a decrease in local price of 12 percent, a volume decline of 2 percent and a 1 percent unfavorable currency impact. Portfolio & Other was flat.

•
Local price decreased 12 percent compared with the same period last year, with double-digit decreases in all operating segments: Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 13 percent) and Performance Materials & Coatings (down 10 percent). Local price decreased by double-digits in all geographic regions: Asia Pacific and Latin America (both down 14 percent), U.S. & Canada (down 13 percent) and Europe, Middle East, Africa and India ("EMEAI") (down 10 percent).

•
Volume decreased 2 percent compared with the third quarter of 2018, with decreases in Packaging & Specialty Plastics (down 4 percent) and Performance Materials & Coatings (down 2 percent), while Industrial Intermediates & Infrastructure was flat. Volume decreased in Latin America (down 6 percent), EMEAI (down 5 percent) and U.S. & Canada (down 3 percent), partially offset by Asia Pacific (up 7 percent).

•	Currency had an unfavorable impact of 1 percent on net sales, driven primarily by EMEAI (down 2 percent).

•
Research and development ("R&D") expenses were $194 million in the third quarter of 2019, compared with $193 million in the third quarter of 2018. Selling, general and administrative ("SG&A") expenses for Dow Inc. and TDCC were $388 million and $389 million, respectively, in the third quarter of 2019, down from $409 million in the third quarter of 2018. SG&A expenses decreased primarily due to cost reductions.

•
Restructuring and asset related charges - net were $147 million in the third quarter of 2019, primarily reflecting post-merger restructuring actions under the DowDuPont Cost Synergy Program and other asset related charges, including an impairment charge resulting from the planned divestiture of the Company's acetone derivatives business.

•
Integration and separation costs were $164 million in the third quarter of 2019, down from $313 million in the third quarter of 2018, reflecting the wind-down of post-Merger integration and business separation activities.

•
Equity in earnings (losses) of nonconsolidated affiliates was a loss of $44 million in the third quarter of 2019, down from earnings of $135 million in the third quarter of 2018, primarily due to lower equity earnings from the Kuwait joint ventures and the Thai joint ventures, as well as increased equity losses from Sadara.

•
Sundry income (expense) - net for Dow Inc. and TDCC was income of $301 million and income of $284 million, respectively, in the third quarter of 2019, compared with expense of $3 million in the third quarter of 2018. Sundry income (expense) - net increased primarily due to an increase in foreign currency exchange gains and non-operating pension and postretirement benefit plan credits compared with the third quarter of 2018, as well as a net gain of $205 million related to litigation matters.

•
Net income available for Dow Inc. and TDCC common stockholder(s) was $333 million and $310 million, respectively, in the third quarter of 2019, compared with $1,013 million in the third quarter of 2018. Earnings per share for Dow Inc. was $0.45 per share in the third quarter of 2019, compared with $1.36 per share in the third quarter of 2018.

•
The Company’s results were partly impacted by an unplanned outage at its operations in Argentina. The downtime occurred after a significant countrywide power outage in late June, which also spread to neighboring countries. The power outage abruptly shut down Dow’s ethylene operations and resulted in them being offline for the entire quarter. In addition to facility downtime, the Company incurred significant cleaning and repair costs in the quarter as part of returning its units to full operation.

•	On August 15, 2019, Dow Inc. announced that its Board of Directors declared a dividend of $0.70 per share, which was paid on September 13, 2019, to shareholders of record on August 30, 2019.

•
Dow Inc. repurchased $101 million of the Company's common stock in the third quarter of 2019. Dow Inc. remains on track to repurchase an additional $100 million of the Company's common stock in the fourth quarter of 2019 to reach its full-year target of approximately $500 million of repurchases.

In addition to the financial highlights above, the following events occurred subsequent to the third quarter of 2019:

•	On October 10, 2019, Dow Inc. announced that its Board of Directors declared a dividend of $0.70 per share, payable on December 13, 2019, to shareholders of record on November 29, 2019.

•	On October 10, 2019, the Company received a $0.8 billion cash payment related to the Nova ethylene asset matter.

•	On October 11, 2019, the Company announced a make-whole call for $1.25 billion of 4.125 percent notes with maturity in November 2021, which will settle on November 12, 2019.

Selected Financial Data - Dow Inc.	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$10,764	$12,634	$32,747	$37,660

Cost of sales ("COS")	$9,377	$10,456	$27,939	$30,976
Percent of net sales	87.1%	82.8%	85.3%	82.3%

R&D	$194	$193	$592	$622
Percent of net sales	1.8%	1.5%	1.8%	1.7%

SG&A	$388	$409	$1,258	$1,376
Percent of net sales	3.6%	3.2%	3.8%	3.7%

Effective tax rate	20.6%	28.2%	37.5%	23.6%

Net income available for common stockholders	$333	$1,013	$964	$3,750

Selected Financial Data - TDCC	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$10,764	$12,634	$32,747	$37,660

COS	$9,377	$10,456	$27,938	$30,976
Percent of net sales	87.1%	82.8%	85.3%	82.3%

R&D	$194	$193	$592	$622
Percent of net sales	1.8%	1.5%	1.8%	1.7%

SG&A	$389	$409	$1,255	$1,376
Percent of net sales	3.6%	3.2%	3.8%	3.7%

Effective tax rate	21.7%	28.2%	33.8%	23.6%

Net income available for the common stockholder	$310	$1,013	$1,068	$3,750

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales, pro forma net sales and sales variances by segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$10,764	$12,634	$32,747	$37,660
Pro forma net sales		$12,697	$32,794	$37,844

Sales Variances by Segment and Geographic Region - As Reported
	Three Months Ended Sep 30, 2019					Nine Months Ended Sep 30, 2019
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(13)%	(1)%	(4)%	—%	(18)%	(11)%	(2)%	(3)%	—%	(16)%
Industrial Intermediates & Infrastructure	(13)	(1)	—	—	(14)	(12)	(2)	1	—	(13)
Performance Materials & Coatings	(10)	(1)	(2)	3	(10)	(5)	(2)	(3)	2	(8)
Total	(12)%	(1)%	(2)%	—%	(15)%	(10)%	(2)%	(2)%	1%	(13)%
U.S. & Canada	(13)%	—%	(3)%	1%	(15)%	(10)%	—%	(3)%	1%	(12)%
EMEAI	(10)	(2)	(5)	—	(17)	(8)	(4)	(3)	—	(15)
Asia Pacific	(14)	—	7	—	(7)	(12)	(1)	5	—	(8)
Latin America	(14)	—	(6)	—	(20)	(14)	—	(3)	—	(17)
Total	(12)%	(1)%	(2)%	—%	(15)%	(10)%	(2)%	(2)%	1%	(13)%

1.
Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Net sales in the third quarter of 2019 were $10.8 billion, down 15 percent from $12.6 billion in the third quarter of last year, primarily due to a decrease in local price, a decrease in volume and the unfavorable impact of currency. Sales decreased in all geographic regions and operating segments. Local price decreased 12 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressures. Local price decreased in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 13 percent) and Performance Materials & Coatings (down 10 percent). Local price decreased in all geographic regions. Volume decreased 2 percent with declines in all geographic regions, except Asia Pacific (up 7 percent). Volume decreased in Packaging & Specialty Plastics (down 4 percent) and Performance Materials & Coatings (down 2 percent). Industrial Intermediates & Infrastructure volume was flat. Currency unfavorably impacted net sales 1 percent compared with the same period last year, driven primarily by EMEAI (down 2 percent). Portfolio & Other was flat compared with the same period last year.

Net sales for the first nine months of 2019 were $32.7 billion, down 13 percent from $37.7 billion from the same period last year, primarily due to a decrease in local price, the unfavorable impact of currency and lower demand. Sales decreased in all geographic regions and operating segments. Local price decreased 10 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressures. Local price decreased in Industrial Intermediates & Infrastructure (down 12 percent), Packaging & Specialty Plastics (down 11 percent) and Performance Materials & Coatings (down 5 percent). Local price decreased in all geographic regions with declines in Latin America (down 14 percent), Asia Pacific (down 12 percent), U.S. & Canada (down 10 percent) and EMEAI (down 8 percent). Currency unfavorably impacted net sales 2 percent compared with the same period last year, driven primarily by EMEAI (down 4 percent). Volume decreased 2 percent as declines in Packaging & Specialty Plastics and Performance Materials & Coatings (both down 3 percent) more than offset an increase in Industrial Intermediates & Infrastructure (up 1 percent). Volume decreased in all geographic regions, except Asia Pacific (up 5 percent). Portfolio & Other increased 1 percent compared with the same period last year.

Sales Variances by Segment and Geographic Region - Pro Forma Basis
	Three Months Ended Sep 30, 2019					Nine Months Ended Sep 30, 2019
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(13)%	(1)%	(4)%	—%	(18)%	(11)%	(2)%	(3)%	—%	(16)%
Industrial Intermediates & Infrastructure	(13)	(1)	—	—	(14)	(12)	(2)	1	—	(13)
Performance Materials & Coatings	(10)	(1)	(1)	—	(12)	(5)	(2)	(2)	—	(9)
Total	(12)%	(1)%	(2)%	—%	(15)%	(10)%	(2)%	(1)%	—%	(13)%
U.S. & Canada	(13)%	—%	(2)%	(1)%	(16)%	(10)%	—%	(3)%	—%	(13)%
EMEAI	(10)	(3)	(5)	—	(18)	(8)	(4)	(3)	—	(15)
Asia Pacific	(14)	(1)	7	—	(8)	(12)	(1)	5	—	(8)
Latin America	(14)	—	(6)	—	(20)	(14)	—	(3)	—	(17)
Total	(12)%	(1)%	(2)%	—%	(15)%	(10)%	(2)%	(1)%	—%	(13)%

1.
Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Net sales in the third quarter of 2019 were $10.8 billion, down 15 percent from pro forma net sales of $12.7 billion in the third quarter of last year, primarily due to a decrease in local price, lower sales volume and the unfavorable impact of currency. Sales decreased in all geographic regions and operating segments. Local price decreased 12 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressures. Local price decreased in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 13 percent) and Performance Materials & Coatings (down 10 percent). Local price decreased in all geographic regions. Volume decreased 2 percent with declines in all geographic regions, except Asia Pacific (up 7 percent). Volume decreased in Packaging & Specialty Plastics (down 4 percent) and Performance Materials & Coatings (down 1 percent). Industrial Intermediates & Infrastructure volume was flat. Currency unfavorably impacted net sales 1 percent compared with the same period last year, driven primarily by EMEAI (down 3 percent). Portfolio & Other was flat compared with the same period last year.

Pro forma net sales for the first nine months of 2019 were $32.8 billion, down 13 percent from pro forma net sales of $37.8 billion from the same period last year, primarily due to a decrease in local price, the unfavorable impact of currency and lower sales volume. Sales decreased in all geographic regions and operating segments. Local price decreased 10 percent, primarily in response to lower feedstock and raw material costs, as well as pricing pressures. Local price decreased in Industrial Intermediates & Infrastructure (down 12 percent), Packaging & Specialty Plastics (down 11 percent) and Performance Materials & Coatings (down 5 percent). Local price decreased in all geographic regions with double-digit declines in Latin America (down 14 percent), Asia Pacific (down 12 percent) and U.S. & Canada (down 10 percent). Currency unfavorably impacted net sales 2 percent compared with the same period last year, driven primarily by EMEAI (down 4 percent). Volume decreased 1 percent as declines in Packaging & Specialty Plastics (down 3 percent) and Performance Materials & Coatings (down 2 percent) more than offset an increase in Industrial Intermediates & Infrastructure (up 1 percent). Volume decreased in all geographic regions, except Asia Pacific (up 5 percent). Portfolio & Other was flat compared with the same period last year.

Cost of Sales
COS was $9.4 billion in the third quarter of 2019, down from $10.5 billion in the third quarter of 2018. For the first nine months of 2019, COS was $27.9 billion, down from $31.0 billion in the first nine months of 2018. For the three months ended September 30, 2019, COS decreased primarily due to lower feedstock and other raw material costs, decreased sales volume, cost synergies and a favorable adjustment to the warranty accrual of an exited business, which were partially offset by $399 million of environmental charges. For the nine months ended September 30, 2019, COS decreased primarily due to lower feedstock and other raw material costs, decreased sales volume, cost synergies, stranded cost removal and a favorable adjustment to the warranty accrual of an exited business, which were partially offset by $75 million of transaction-related costs related to the separation from DowDuPont (related to the Corporate segment) and $399 million of environmental charges related to Packaging & Specialty Plastics ($5 million), Industrial Intermediates & Infrastructure ($8 million), Performance Materials & Coatings ($50 million) and Corporate ($336 million). COS as a percentage of net sales in the third quarter of 2019 was 87.1 percent (82.8 percent in the third quarter of 2018) and was 85.3 percent for the first nine months of 2019 (82.3 percent for the first nine months of 2018).

Research and Development Expenses
R&D expenses totaled $194 million in the third quarter of 2019, essentially flat from $193 million in the third quarter of 2018. For the first nine months of 2019, R&D expenses totaled $592 million, down $30 million (5 percent) from $622 million in the first nine months of 2018, primarily due to cost reductions.

Selling, General and Administrative Expenses
SG&A expenses for Dow Inc. and TDCC were $388 million and $389 million, respectively, in the third quarter of 2019, down from $409 million in the third quarter of last year. For the first nine months of 2019, SG&A expenses for Dow Inc. and TDCC were $1,258 million and $1,255 million, respectively, down from $1,376 million in the first nine months of 2018. SG&A expenses for the three and nine months ended September 30, 2019 decreased compared with the same periods last year, primarily due to cost reductions, cost synergies and stranded cost removal. SG&A expenses were favorably impacted by a recovery of a portion of legal costs related to the Nova Chemicals Corporation ("Nova") litigation award in the third quarter of 2019. See Note 13 to the Consolidated Financial Statements for additional information.

Amortization of Intangibles
Amortization of intangibles was $100 million in the third quarter of 2019, down from $117 million in the third quarter of 2018. In the first nine months of 2019, amortization of intangibles was $320 million, down from $353 million in the first nine months of 2018. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

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

For the three months ended September 30, 2019, the Company recorded pretax restructuring charges of $56 million, consisting of severance and related benefit costs of $46 million, asset write-downs and write-offs of $5 million and costs associated with exit and disposal activities of $5 million. For the nine months ended September 30, 2019, the Company recorded pretax restructuring charges of $259 million, consisting of severance and related benefit costs of $123 million, asset write-downs and write-offs of $110 million and costs associated with exit and disposal activities of $26 million.

For the three months ended September 30, 2018, the Company recorded pretax restructuring charges of $47 million, consisting of severance and related benefit costs of $43 million and asset write-downs and write-offs of $4 million. For the nine months ended September 30, 2018, the Company recorded pretax restructuring charges of $162 million, consisting of severance and related benefit costs of $128 million, asset write-downs and write-offs of $20 million and costs associated with exit and disposal activities of $14 million. The Company expects actions related to the Synergy Program to be substantially complete by the end of 2019.

Asset Related Charges
The Company recognized additional pretax impairment charges of $16 million and $34 million for the three and nine months ended September 30, 2019, respectively, related primarily to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charge of $3 million and $9 million for the three and nine months ended September 30, 2018). The impairment charge was related to Performance Materials & Coatings ($9 million) and Packaging & Specialty Plastics ($7 million).

On August 13, 2019, the Company entered into a definitive agreement to sell its acetone derivatives business to ALTIVIA Ketones & Additives, LLC. The divestiture includes the Company's acetone derivatives related inventory and production assets located in Institute, West Virginia, in addition to the site infrastructure, land and utilities. The divestiture is expected to close in the fourth quarter of 2019. As a result of this planned divestiture, the Company recognized a pretax impairment charge of $75 million in the third quarter of 2019, related to Corporate ($51 million) and Packaging & Specialty Plastics ($24 million). See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring and asset related charges, including charges by segment.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities, as well as the ownership restructure of Dow Silicones (through May 31, 2018), were $164 million for Dow Inc. and TDCC in the third quarter of 2019, down from $313 million in the third quarter of 2018. In the first nine months of 2019, integration and separation costs for Dow Inc. and TDCC were $964 million and $940 million, respectively, up from $799 million in the first nine months of 2018. The increases were primarily from costs related to business separation activities. Integration and separation costs are related to the Corporate segment.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of the earnings (losses) of nonconsolidated affiliates was a loss of $44 million in the third quarter of 2019, down from earnings of $135 million in the third quarter of 2018, and a loss of $73 million in the first nine months of 2019, down from earnings of $529 million in the first nine months of 2018. The decrease in equity earnings for the three and nine months ended September 30, 2019, is primarily due to lower equity earnings from the Kuwait joint ventures (due to lower monoethylene glycol and polyethylene prices), increased equity losses from Sadara and lower equity earnings from the Thai joint ventures. In the fourth quarter of 2019, Sadara expects to complete an impairment analysis of its long-lived assets. Additionally, the Company may be required to evaluate its equity investment in Sadara for other-than-temporary impairment, which could result in an impairment charge up to the carrying value of the Company’s equity method investment. See Note 9 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

TDCC
For the three months ended September 30, 2019, "Sundry income (expense) - net" was income of $284 million compared with expense of $3 million for the three months ended September 30, 2018. "Sundry income (expense) – net" increased primarily due to an increase in foreign currency exchange gains and non-operating pension and postretirement benefit plan credits compared with the third quarter of 2018, as well as a net gain of $205 million related to litigation matters, which included a $170 million gain related to a legal settlement with Nova (related to the Packaging & Specialty Plastics segment), and an $85 million gain related to an adjustment of the Dow Silicones breast implant liability (related to the Corporate segment), which were partially offset by a $50 million charge (net of indemnifications of $37 million), related to the settlement of the Dow Silicones commercial creditor matters (related to the Corporate segment). The third quarter of 2018 included a $6 million loss on the early extinguishment of debt. "Sundry income (expense) - net" in the first nine months of 2019 was income of $462 million compared with income of $37 million in the first nine months of 2018. In addition to the amounts previously discussed, the first nine months of 2019 included a $44 million loss on the early extinguishment of debt and a gain of $14 million on post-closing adjustments related to a previous divestiture (both related to the Corporate segment). The first nine months of 2018 included a $20 million loss for a post-closing adjustment related to the Dow Silicones ownership restructure (related to the Performance Materials & Coatings segment) and a $20 million gain related to the Company's sale of its equity interest in MEGlobal (related to the Industrial Intermediates & Infrastructure segment). See Notes 6, 12, 13, 17 and 23 to the Consolidated Financial Statements for additional information.

Dow Inc.
For the three months ended September 30, 2019, "Sundry income (expense) - net" was income of $301 million compared with expense of $3 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, "Sundry income (expense) - net" was income of $369 million compared with income of $37 million for the nine months ended September 30, 2018. In addition to the amounts previously discussed above for TDCC, "Sundry income (expense) - net" for the nine months ended September 30, 2019, included a $58 million loss on post-closing adjustments related to a previous divestiture and $52 million in charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution, which provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after completion of the separation (both related to the Corporate segment). See Notes 3, 6, 12, 13, 17 and 23 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Dow Inc.
Interest expense and amortization of debt discount was $233 million in the third quarter of 2019, down from $258 million in the third quarter of 2018. Interest expense and amortization of debt discount was $711 million in the first nine months of 2019, down from $781 million in the first nine months of 2018. The decrease is primarily due to lower interest bearing notes issued in the fourth quarter of 2018, which replaced higher interest bearing notes redeemed in the fourth quarter of 2018.

TDCC
Interest expense and amortization of debt discount was $238 million in the third quarter of 2019, down from $258 million in the third quarter of 2018. Interest expense and amortization of debt discount was $728 million in the first nine months of 2019, down from $781 million in the first nine months of 2018. In addition to the amounts previously discussed above for Dow Inc., TDCC had additional interest expense related to an intercompany loan with Dow Inc. See Note 22 to the Consolidated Financial Statements for additional information.

Provision for Income Taxes
Dow's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most of the earnings from Dow's equity method investments are taxed at the joint venture level. The effective tax rate for the third quarter of 2019 for Dow Inc. and TDCC was 20.6 percent and 21.7 percent respectively, compared with 28.2 percent for the third quarter of 2018. For the first nine months of 2019, the effective tax rate for Dow Inc. and TDCC was 37.5 percent and 33.8 percent respectively, compared with 23.6 percent for the first nine months of 2018. The tax rate for Dow in the third quarter of 2019 was unfavorably impacted by geographic mix of earnings and non-deductible restructuring costs and was favorably impacted by litigation awards and amended prior year returns. The tax rate in the third quarter of 2018 was favorably impacted by the reduced U.S. federal corporate income tax rate and unfavorably impacted by non-deductible restructuring costs and certain provisions in the Tax Cuts and Jobs Act related to the taxability of foreign earnings. The tax rate for the first nine months of 2019 was favorably impacted by tax benefits related to the issuance of stock-based compensation and deferred tax remeasurement in foreign jurisdictions and unfavorably impacted by tax impacts related to spin preparation activities. The tax rate for the first nine months of 2018 was favorably impacted by tax benefits related to the issuance of stock-based compensation.

The Company is currently evaluating the impacts from tax law changes in Switzerland, which are expected to be effective January 1, 2020. The Company expects to remeasure its Swiss deferred tax balances upon finalization of the Swiss legislative process, which is expected to occur in the fourth quarter of 2019.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $335 million in the third quarter of 2018 and $445 million and $1,403 million in the first nine months of 2019 and 2018, respectively, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 3 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests from continuing operations was $14 million in the third quarter of 2019, down from $32 million in the third quarter of 2018. For the first nine months of 2019, net income attributable to noncontrolling interests from continuing operations was $61 million, compared with $78 million for the same period last year.

Net income attributable to noncontrolling interests from discontinued operations was zero in the third quarter of 2019, compared with $4 million in the third quarter of 2018. For the first nine months of 2019, net income attributable to noncontrolling interests from discontinued operations was $13 million, compared with $24 million for the same period last year.

Net Income Available for the Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $333 million, or $0.45 per share, in the third quarter of 2019, compared with $1,013 million, or $1.36 per share, in the third quarter of 2018. Net income available for Dow Inc. common stockholders was $964 million, or $1.29 per share, in the first nine months of 2019, compared with $3,750 million, or $5.02 per share, in the first nine months of 2018. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $310 million in the third quarter of 2019, compared with $1,013 million in the third quarter of 2018. Net income available for the TDCC common stockholder was $1,068 million in the first nine months of 2019, compared with $3,750 million in the first nine months of 2018. Following the separation from DowDuPont, TDCC's common shares are owned solely by Dow Inc.

OUTLOOK
Over the past year, the Company has made strong progress on its operational and financial playbook for the new Dow. The Company has taken prudent actions to adapt quickly to the macro environment and to preserve its financial strength. Moving forward, Dow will continue to leverage its feedstock flexibility; advance lower-risk, higher-return growth investments; and achieve the stranded cost removal target. The Company will also remain steadfast in driving improvements to free cash flow - demonstrated by the recent debt redemption announcement, which will use the cash payment from the Nova judgment. These actions enable Dow to manage its current environment and places the Company in a strong competitive position when the industrial economy rebounds.

SEGMENT RESULTS
Effective with the Merger, TDCC's business activities were components of DowDuPont's business operations and were reported as a single operating segment. Following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. The Company did not aggregate any operating segments when determining its reportable segments.

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

Dow’s measure of profit/loss for segment reporting purposes is pro forma Operating EBIT (for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018) and Operating EBIT (for the three months ended September 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. Pro forma Operating EBIT and Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation from DowDuPont which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont. See Note 23 to the Consolidated Financial Statements for reconciliations of these measures and a summary of the pro forma adjustments impacting segment measures for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

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

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$5,062	$6,144	$15,405	$18,306
Pro forma net sales		$6,157	$15,405	$18,339
Operating EBIT	$798
Pro forma Operating EBIT		$857	$2,256	$2,754
Equity earnings (losses)	$23	$83	$135	$250

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(13)%	(11)%
Currency	(1)	(2)
Volume	(4)	(3)
Portfolio & other	—	—
Total	(18)%	(16)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(13)%	(11)%
Currency	(1)	(2)
Volume	(4)	(3)
Portfolio & other	—	—
Total	(18)%	(16)%

1.	As reported net sales for the three months ended September 30, 2019 compared with pro forma net sales for the three months ended September 30, 2018.

Packaging & Specialty Plastics net sales were $5,062 million in the third quarter of 2019, down 18 percent from net sales of $6,144 million in the third quarter of 2018. Net sales decreased 18 percent compared with pro forma net sales of $6,157 million in the same quarter last year, with local price down 13 percent, volume down 4 percent and an unfavorable currency impact of 1 percent, primarily in EMEAI. Local price decreased in both businesses and across all geographic regions driven by lower feedstock and raw material costs. Volume decreased in Hydrocarbons & Energy and across all geographic regions, except Asia Pacific. Volume declines in Hydrocarbons & Energy were primarily due to lighter feedslate usage in Europe, leading to lower co-product production volumes, the startup of U.S. Gulf Coast assets and planned maintenance turnarounds. Volume increased in Packaging and Specialty Plastics in Asia Pacific and EMEAI, supported by new capacity additions. Packaging and Specialty Plastics volume growth was driven by strong end-market growth in industrial and consumer packaging, flexible food and specialty packaging, and health and hygiene applications.

Operating EBIT was $798 million in the third quarter of 2019, down 7 percent from pro forma Operating EBIT of $857 million in the third quarter of 2018. Operating EBIT decreased primarily due to reduced equity earnings from the Kuwait joint ventures resulting from lower polyethylene pricing, increased equity losses from Sadara, and the impact of an outage in Argentina, which more than offset lower feedstock and other raw material costs, contributions from new capacity and cost synergies.

Packaging & Specialty Plastics net sales for the first nine months of 2019 were $15,405 million, down 16 percent from net sales of $18,306 million in the first nine months of 2018. Pro forma net sales for the first nine months of 2019 were $15,405 million, down 16 percent compared with pro forma net sales of $18,339 million in the first nine months of 2018, with local price down 11 percent, volume down 3 percent and an unfavorable currency impact of 2 percent, primarily in EMEAI. Local price decreased in both businesses and across all geographic regions driven by reduced polyethylene prices and lower prices for Hydrocarbons & Energy co-products. Volume decreased across all geographic regions, except Asia Pacific, and in Hydrocarbons & Energy, which more than offset increased volume in Packaging and Specialty Plastics. Volume decreased in Hydrocarbons & Energy due to planned maintenance turnarounds in Europe and on the U.S. Gulf Coast as well as increased internal consumption of ethylene on the U.S. Gulf Coast. Volume increased in Packaging and Specialty Plastics driven by higher demand in Asia Pacific and EMEAI, supported by new capacity additions. Packaging and Specialty Plastics volume growth was driven by increased demand for industrial and consumer packaging, flexible food and specialty packaging, and health and hygiene applications.

Pro forma Operating EBIT was $2,256 million for the first nine months of 2019, down 18 percent from pro forma Operating EBIT of $2,754 million in the first nine months of 2018. Pro forma Operating EBIT decreased as the impact of lower equity earnings at the Kuwait joint ventures due to lower polyethylene pricing, lower selling prices, lower sales volume and the impact of an outage in Argentina more than offset lower feedstock and other raw material costs, cost synergies and decreased planned maintenance turnaround costs.

During the fourth quarter of 2019, Sadara will commence an update of its strategic business plan, inclusive of updated financial projections, which will be reviewed with its board of directors. Sadara also expects to complete an impairment analysis of its long-lived assets which will include updated long-term cash flow projections from the updated strategic business plan as well as long term price assumptions from an independent third party, which are expected to be received in the fourth quarter of 2019. Based on these updated financial projections, Dow may also be required to evaluate its equity investment in Sadara for other-than-temporary impairment, which could result in an impairment charge up to the carrying value of the Company’s equity investment. At September 30, 2019, the Company’s equity investment in Sadara was $1,581 million.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, infrastructure and energy. The global scale and reach of these businesses, world-class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others. This segment also includes a portion of the results of EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), The Kuwait Olefins Company K.S.C.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$3,365	$3,910	$10,187	$11,677
Pro forma net sales		$3,913	$10,196	$11,688
Operating EBIT	$193
Pro forma Operating EBIT		$466	$624	$1,428
Equity earnings (losses)	$(70)	$54	$(196)	$299

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(13)%	(12)%
Currency	(1)	(2)
Volume	—	1
Portfolio & other	—	—
Total	(14)%	(13)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(13)%	(12)%
Currency	(1)	(2)
Volume	—	1
Portfolio & other	—	—
Total	(14)%	(13)%

1.	As reported net sales for the three months ended September 30, 2019 compared with pro forma net sales for the three months ended September 30, 2018.

Industrial Intermediates & Infrastructure net sales were $3,365 million in the third quarter of 2019, down 14 percent from $3,910 million in the third quarter of 2018. Net sales decreased 14 percent compared with pro forma net sales of $3,913 million in the same quarter last year, driven by local price declines of 13 percent and an unfavorable currency impact of 1 percent, primarily in EMEAI. Volume was flat. Local price decreased in both businesses and all geographic regions. The decrease in local price was primarily driven by lower feedstock and other raw material costs as well as price declines across Polyurethanes & Construction Chemicals. Volume increased in Polyurethanes & Construction Chemicals driven by strong demand for polyurethanes systems in EMEAI, as well as improved supply for isocyanates and increased demand for polyols in U.S. and Canada. Industrial Solutions volume decreased in all geographic regions except Asia Pacific, which was flat, driven primarily by lower demand in energy applications and declines in the industrial, automotive and coatings end-markets, which more than offset increased catalyst sales and higher demand for industrial specialties.
Operating EBIT was $193 million in the third quarter of 2019, down 59 percent from pro forma Operating EBIT of $466 million in the third quarter of 2018. Operating EBIT decreased as a result of margin compression driven by isocyanates and monoethylene glycol, lower equity earnings from the Kuwait joint ventures and increased equity losses from Sadara.

Industrial Intermediates & Infrastructure net sales for the first nine months of 2019 were $10,187 million, down 13 percent from net sales of $11,677 million in the first nine months of 2018. Pro forma net sales for the first nine months of 2019 were $10,196 million, down 13 percent from pro forma net sales of $11,688 million in the first nine months of 2018, with local price down 12 percent, an unfavorable currency impact of 2 percent and volume up 1 percent. Local price was down in all geographic regions and both businesses driven by lower feedstock and other raw material costs and price declines in isocyanates, polyurethanes systems and performance intermediates. Currency had an unfavorable impact of 2 percent, primarily in EMEAI. Polyurethanes & Construction Chemicals reported volume increases in all geographic regions, except Asia Pacific, which was flat, primarily due to increased supply from Sadara and higher demand for isocyanates and polyurethanes systems. Industrial Solutions volume decreased in all geographic regions except Latin America, which was flat, driven by lower demand for products used in oil and gas applications, which more than offset increased demand for industrial specialties.
Pro forma Operating EBIT was $624 million for the first nine months of 2019, down 56 percent from pro forma Operating EBIT of $1,428 million in the first nine months of 2018. Pro forma Operating EBIT decreased as margin compression in isocyanates, lower equity earnings from the Kuwait joint ventures and increased equity losses from Sadara more than offset lower feedstock and other raw material costs and volume growth.

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

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$2,250	$2,505	$6,888	$7,456
Pro forma net sales		$2,552	$6,926	$7,596
Operating EBIT	$200
Pro forma Operating EBIT		$398	$685	$1,045
Equity earnings	$2	$3	$3	$4

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(10)%	(5)%
Currency	(1)	(2)
Volume	(2)	(3)
Portfolio & other	3	2
Total	(10)%	(8)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(10)%	(5)%
Currency	(1)	(2)
Volume	(1)	(2)
Portfolio & other	—	—
Total	(12)%	(9)%

1.	As reported net sales for the three months ended September 30, 2019 compared with pro forma net sales for the three months ended September 30, 2018.

Performance Materials & Coatings net sales were $2,250 million in the third quarter of 2019, down 10 percent from net sales of $2,505 million in the third quarter of 2018. Net sales decreased 12 percent compared with pro forma net sales of $2,552 million in the same quarter last year, with local price down 10 percent, an unfavorable currency impact of 1 percent and volume down 1 percent. Local price decreased in both businesses and all geographic regions. Consumer Solutions local price decreased primarily due to lower pricing in siloxanes. Local price decreased in Coatings & Performance Monomers in response to lower feedstock and other raw material costs. Volume decreased in all geographic regions, except for Asia Pacific, and was mixed by business. Consumer Solutions volume increased due to growth in siloxanes, primarily in Asia Pacific. Coatings & Performance Monomers volume declined due to lower merchant sales of acrylates, primarily in U.S. and Canada, and lower demand for architectural coatings in U.S. and Canada and industrial coatings in Asia Pacific.

Operating EBIT was $200 million in the third quarter of 2019, down 50 percent from pro forma Operating EBIT of $398 million in the third quarter of 2018. Operating EBIT decreased primarily due to margin compression in siloxanes, and lower demand and local price in Coatings & Performance Monomers, which were partially offset by lower raw material costs.

Performance Materials & Coatings net sales for the first nine months of 2019 were $6,888 million, down 8 percent from net sales of $7,456 million in the first nine months of 2018. Pro forma net sales for the first nine months of 2019 were $6,926 million, down 9 percent from pro forma net sales of $7,596 million in the first nine months of 2018, with local price down 5 percent, an unfavorable currency impact of 2 percent and volume down 2 percent. Local price decreased in both businesses and all geographic regions. Local price decreased in Consumer Solutions due to siloxanes pricing pressure in Asia Pacific and EMEAI, which more than offset local price increases in U.S. & Canada and Latin America. Coatings & Performance Monomers local price declined in all geographic regions. Volume decreased in all geographic regions, except Asia Pacific, which increased modestly. Consumer Solutions volume was up 1 percent with volume growth in Asia Pacific, which offset declines in Latin America and EMEAI. Volume in U.S. & Canada was flat. Volume growth in silicones applications was partially offset by declines in the home and personal care end-markets. Coatings & Performance Monomers volume declined for architectural binders, acrylates and methacrylates, which was partially offset by volume improvement for vinyl acetate monomer.

Pro forma Operating EBIT for the first nine months of 2019 was $685 million, down 34 percent from pro forma Operating EBIT of $1,045 million in the first nine months of 2018. Pro forma Operating EBIT decreased primarily due to siloxanes margin compression, lower sales volume in Coatings & Performance Monomers, primarily due to shipping restrictions at a performance monomers facility in Deer Park, Texas, and higher planned maintenance turnaround costs, which more than offset cost synergies and the impact of lower feedstock and other raw material costs.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; gains and losses on sales of financial assets; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$87	$75	$267	$221
Pro forma net sales		$75	$267	$221
Operating EBIT	$(74)
Pro forma Operating EBIT		$(110)	$(246)	$(280)
Equity earnings (losses)	$1	$(5)	$(15)	$(24)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $87 million in the third quarter of 2019, up from net sales and pro forma net sales of $75 million in the third quarter of 2018. Net sales and pro forma net sales were $267 million in the first nine months of 2019, up from net sales and pro forma net sales of $221 million in the first nine months of 2018.

Operating EBIT was a loss of $74 million in the third quarter of 2019, compared with a pro forma Operating EBIT loss of $110 million in the third quarter of 2018. Operating EBIT improved in the third quarter of 2019, primarily due to cost reductions and stranded cost removal. Pro forma Operating EBIT was a loss of $246 million in the first nine months of 2019, compared with a pro forma Operating EBIT loss of $280 million in the first nine months of 2018.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $2,823 million at September 30, 2019 and $2,724 million at December 31, 2018, of which $1,590 million at September 30, 2019 and $2,013 million at December 31, 2018 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2019, Dow has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Nine Months Ended		Nine Months Ended
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
In millions
Cash provided by (used for):
Operating activities - continuing operations	$3,793	$1,707	$3,766	$1,707
Operating activities - discontinued operations	187	817	371	817
Operating activities	3,980	2,524	4,137	2,524
Investing activities - continuing operations	(1,561)	(1,107)	(1,561)	(1,107)
Investing activities - discontinued operations	(34)	(203)	(34)	(203)
Investing activities	(1,595)	(1,310)	(1,595)	(1,310)
Financing activities - continuing operations	(2,238)	(3,877)	(2,395)	(3,877)
Financing activities - discontinued operations	(18)	(44)	(18)	(44)
Financing activities	(2,256)	(3,921)	(2,413)	(3,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(59)	(54)	(59)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	75	(2,766)	75	(2,766)
Cash, cash equivalents and restricted cash at beginning of year	2,764	6,208	2,764	6,208
Cash, cash equivalents and restricted cash at end of year	$2,839	$3,442	$2,839	$3,442
Less: Restricted cash and cash equivalents, included in "Other current assets"	16	31	16	31
Cash and cash equivalents at end of year	$2,823	$3,411	$2,823	$3,411

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations increased in the first nine months of 2019 compared with the first nine months of 2018. The improvement was primarily due to changes in working capital, advance payments for product supply agreements, lower pension contributions and higher dividends received from nonconsolidated affiliates which were partially offset by a decrease in cash earnings.

Net Working Capital	Dow Inc.		TDCC
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
In millions
Current assets [1]	$18,949	$19,470	$18,836	$19,470
Current liabilities [1]	11,201	11,059	11,246	11,059
Net working capital	$7,748	$8,411	$7,590	$8,411
Current ratio	1.69:1	1.76:1	1.67:1	1.76:1

1.	Amounts at December 31, 2018, exclude assets and liabilities of discontinued operations.

Working Capital Metrics	Three Months Ended
	Sep 30, 2019	Sep 30, 2018

Days sales outstanding in receivables	46	46
Days sales in inventory [1]	65	62
Days payables outstanding	63	62

1.
The increase in days sales in inventory for the three months ended September 30, 2019 compared with the three months ended September 30, 2018, is primarily due to a decrease in COS, driven by lower sales and raw material costs, in excess of a decrease in inventory.

Cash provided by operating activities from discontinued operations decreased in the first nine months of 2019 compared with the first nine months of 2018. The reduction is primarily due to the separation of AgCo and SpecCo on April 1, 2019. The Company had additional cash payments and receipts with DuPont and Corteva in the second and third quarters of 2019 related to certain agreements and matters related to the separation from DowDuPont. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities from continuing operations in the first nine months of 2019 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by proceeds from sales and maturities of investments. Cash used for investing activities from continuing operations in the first nine months of 2018 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits.

The Company's capital expenditures related to continuing operations, including capital expenditures of consolidated variable interest entities, were $1,384 million in the first nine months of 2019, compared with $1,445 million in the first nine months of 2018. The Company expects full year capital spending in 2019 to be approximately $2.0 billion, below depreciation and amortization expense and inclusive of capital spending for targeted cost synergy and business separation projects.

In the first nine months of 2019, the Company waived $135 million of accounts receivable with Sadara, which was converted into equity. In the first nine months of 2019, the Company loaned $333 million to Sadara and converted $245 million of the loan balance into equity. The Company expects to loan Sadara up to $500 million in 2019 and all or a portion of the loans could potentially be converted into equity in future periods.

Cash used in investing activities from discontinued operations in the first nine months of 2019 was primarily for capital expenditures, partially offset by proceeds from the sales of property, businesses and ownership interests in nonconsolidated affiliates. Cash used in investing activities from discontinued operations in the first nine months of 2018 was primarily for capital expenditures, partially offset by proceeds from the sale of property and businesses.

Cash Flows from Financing Activities
Cash used for financing activities from continuing operations in the first nine months of 2019 included payments on long-term debt and dividends paid to DowDuPont, which were partially offset by proceeds from the issuance of long-term debt. In addition, Dow Inc. received cash as part of the separation from DowDuPont, which more than offset dividends paid to common stockholders and repurchases of common stock. TDCC was further impacted by the change in the note payable with Dow Inc. Cash used for financing activities from continuing operations in the first nine months of 2018 primarily related to dividends paid to DowDuPont and payments of long-term debt. See Notes 12 and 15 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt and the Company's share repurchases and dividends.

Cash used for financing activities from discontinued operations in the first nine months of 2019 and 2018 primarily related to distributions to noncontrolling interests and employee taxes paid for share-based payment arrangements.

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

Reconciliation of Non-GAAP Measures	Dow Inc.		TDCC
	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
In millions
Cash provided by operating activities - continuing operations (GAAP)	$3,793	$1,707	$3,766	$1,707
Impact of ASU 2016-15 and related interpretive guidance	—	657	—	657
Cash flows from operating activities - continuing operations - excluding impact of ASU 2016-15 (Non-GAAP)	$3,793	$2,364	$3,766	$2,364
Capital expenditures	(1,384)	(1,445)	(1,384)	(1,445)
Free cash flow (Non-GAAP)	$2,409	$919	$2,382	$919

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include TDCC's U.S. and Euromarket commercial paper programs, committed credit facilities, a U.S. retail medium-term note program (“InterNotes”) and other debt markets. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at September 30, 2019 ($10 million at December 31, 2018). TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to September 30, 2019, TDCC issued approximately $1,500 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At September 30, 2019, TDCC had total committed credit facilities of $9.6 billion and available credit facilities of $7.6 billion. See Note 12 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

In connection with the ownership restructure of Dow Silicones on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Term Loan Facility"). In the second quarter of 2019, Dow Silicones voluntarily repaid $2.5 billion of principal on the Term Loan Facility. In September 2019, Dow Silicones amended the Term Loan Facility to extend the maturity date on the remaining principal balance of $2 billion, making amounts borrowed under the Term Loan Facility repayable in September 2021. In addition, this amendment includes options to extend the maturity date through September 2023, at Dow Silicones' election, which the Company intends to exercise. See Note 12 to the Consolidated Financial Statements for additional information on the Term Loan Facility.

Shelf Registration - U.S.
On July 26, 2019, Dow Inc. and TDCC filed a shelf registration statement with the SEC. The shelf indicates that Dow Inc. may offer common stock; preferred stock; depositary shares; debt securities; guarantees; warrants to purchase common stock, preferred stock and debt securities; and stock purchase contracts and stock purchase units, with pricing and availability of any such offerings depending on market conditions. The shelf also indicates that TDCC may offer debt securities, guarantees and warrants to purchase debt securities, with pricing and availability of any such offerings depending on market conditions. Also on July 26, 2019, TDCC filed a new prospectus supplement under this shelf registration to register an unlimited amount of securities for issuance under InterNotes.

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At September 30, 2019, net debt as a percent of total capitalization increased to 45.9 percent and 46.1 percent for Dow Inc. and TDCC, respectively, compared with 33.7 percent for both companies at December 31, 2018. The increase is primarily due to a reduction in stockholders' equity for both companies as a result of the separation from DowDuPont.

Total Debt	Dow Inc.		TDCC
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
In millions
Notes payable	$517	$298	$935	$298
Long-term debt due within one year	378	338	378	338
Long-term debt	17,213	19,253	17,213	19,253
Gross debt	$18,108	$19,889	$18,526	$19,889
- Cash and cash equivalents	2,823	2,724	2,823	2,724
- Marketable securities	11	100	11	100
Net debt	$15,274	$17,065	$15,692	$17,065
Gross debt as a percent of total capitalization	50.2%	37.2%	50.2%	37.2%
Net debt as a percent of total capitalization	45.9%	33.7%	46.1%	33.7%

In the first nine months of 2019, the Company issued $2.0 billion of senior unsecured notes in an offering under Rule 144A of the Securities Act of 1933. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2049; $750 million aggregate principal amount of 3.625 percent notes due 2026; and $500 million aggregate principal amount of 3.15 percent notes due 2024. In addition, the Company redeemed $1.5 billion of 4.25 percent notes issued by the Company with maturity in 2020.

On October 11, 2019, the Company announced a make-whole call for $1.25 billion of 4.125 percent notes with maturity in November 2021, which will settle on November 12, 2019.

In October 2019, TDCC launched exchange offers for $4 billion of all the outstanding, unregistered senior notes that were issued in private offerings on November 30, 2018 and May 20, 2019, for identical, registered notes under the Securities Act of 1933 (the "Exchange Offers"). The Exchange Offers are with respect to the Company's 3.15 percent notes due 2024, 4.55 percent notes due 2025, 3.625 percent notes due 2026, 4.80 percent notes due 2028, 5.55 percent notes due 2048 and 4.80 percent notes due 2049, and fulfilled the Company's obligations contained in the registration rights agreements entered into in connection with the issuance of the aforementioned notes.

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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.48 to 1.00 at September 30, 2019. Management believes TDCC was in compliance with all of its covenants and default provisions at September 30, 2019. For information on TDCC's covenants and default provisions, see Note 17 to the Consolidated Financial Statements in the Current Report on Form 8-K of Dow Inc. and TDCC, filed with the SEC on July 25, 2019, which recast portions of the TDCC 2018 10-K ("2018 10-K Recast). There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first nine months of 2019.

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
At September 30, 2019, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB+	F2	Stable

Downgrades in TDCC's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Dividends
Dow Inc.
On April 11, 2019, Dow Inc.’s Board of Directors declared a dividend of $0.70 per share, paid on June 14, 2019, to shareholders of record on May 31, 2019. On August 15, 2019, Dow Inc.'s Board declared a dividend of $0.70 per share, which was paid on September 13, 2019, to shareholders of record on August 30, 2019. On October 10, 2019, Dow Inc.'s Board declared a dividend of $0.70 per share, payable on December 13, 2019, to shareholders of record on November 29, 2019.

TDCC
Effective with the Merger, TDCC no longer has publicly traded common stock. From the Merger date through March 31, 2019, TDCC's common shares were owned solely by DowDuPont. Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. Funding was accomplished through intercompany loans. On a quarterly basis, TDCC's Board of Directors reviewed and determined a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considered the level of TDCC’s earnings and cash flows and the outstanding intercompany loan balances. For the three months ended March 31, 2019, TDCC declared and paid dividends to DowDuPont of $535 million ($1,048 million and $3,158 million for the three and nine months ended September 30, 2018, respectively). See Note 22 to the Consolidated Financial Statements for additional information.

Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. TDCC's common shares are owned solely by Dow Inc.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. In the third quarter of 2019, Dow Inc. repurchased $101 million of the Company's common stock ($406 million in the first nine months of 2019). At September 30, 2019, approximately $2.6 billion of the share repurchase program authorization remained available for repurchases. Dow Inc. remains on track to repurchase an additional $100 million of the Company's common stock in the fourth quarter of 2019 to reach its full-year target of approximately $500 million of repurchases.

TDCC Intercompany Loan with Dow Inc.
At September 30, 2019, TDCC's outstanding intercompany loan balance with Dow Inc. was a payable of $418 million. The intercompany loan with Dow Inc. will continue to be used to further fund dividends paid to common stockholders, share repurchases and certain governance expenses of Dow Inc.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. As a result of the Company’s separation from DowDuPont, the number of significant defined benefit pension plans administered by the Company decreased from 45 plans to 35 plans, of which approximately $270 million of net unfunded pension liabilities transferred to DowDupont. Plans administered by other subsidiaries of DowDuPont that were transferred to the Company were not significant. There were no changes in the number of significant other postretirement benefit plans administered by the Company as a result of the separation. Existing Company plans that were significantly impacted by the transfer of active plan participants to DowDuPont were remeasured, resulting in curtailment gains and losses and recognition of special termination benefits.

For funded plans, the Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $285 million to its pension plans in 2019, of which $206 million had been contributed though September 30, 2019.

Restructuring
The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $150 million, primarily through the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Integration and Separation Costs
Integration and separation costs related to post-Merger integration and business separation activities are expected to result in additional cash expenditures of approximately $200 million to $300 million through the second quarter of 2020.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 17, 18 and 21 to the Consolidated Financial Statements in Dow Inc. and TDCC’s 2018 10-K Recast filed with the SEC on July 25, 2019. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2018.

Contractual Obligations at Sep 30, 2019	Payments Due In
In millions	2019	2020-2021	2022-2023	2024 and beyond	Total
Dow Inc. and TDCC
Long-term debt obligations [1]	$97	$2,142	$4,023	$11,664	$17,926
Expected cash requirements for interest [2]	$216	$1,660	$1,332	$8,003	$11,211
Operating leases [3]	$132	$863	$594	$990	$2,579
Purchase obligations [4]	$2,868	$4,554	$3,839	$5,937	$17,198
Dow Inc.
Other noncurrent obligations [5]	$—	$1,307	$837	$1,446	$3,590
TDCC
Other noncurrent obligations [5]	$—	$979	$802	$1,283	$3,064

1.
Excludes unamortized debt discount and issuance costs of $335 million. Includes finance lease obligations of $425 million. Assumes the option to extend will be exercised for the $2.0 billion Dow Silicones Term Loan Facility.

2.	Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2019, and includes $2,362 million of various floating rate notes.

3.	Includes imputed interest of $426 million.

4.	Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

5.
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

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2019 of $4,116 million, down from $4,273 million at December 31, 2018. Additional information related to guarantees can be found in the "Guarantees" section of Note 13 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 20 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Dow Inc. and TDCC’s 2018 10-K Recast describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Dow Inc. and TDCC’s 2018 10-K Recast. Since December 31, 2018, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

Asbestos-Related Claim Activity	2019	2018
Claims unresolved at Jan 1	12,780	15,427
Claims filed	4,396	5,279
Claims settled, dismissed or otherwise resolved	(5,763)	(7,861)
Claims unresolved at Sep 30	11,413	12,845
Claimants with claims against both Union Carbide and Amchem	(3,935)	(4,778)
Individual claimants at Sep 30	7,478	8,067

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

Environmental Matters
The Company determines the costs of environmental remediation of its current and historical locations based on current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. At September 30, 2019, Dow had accrued obligations of $1,193 million for probable environmental remediation and restoration costs, including $211 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which Dow has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. For additional information, see Environmental Matters in Note 13 to the Consolidated Financial Statements.

Goodwill
Effective with the Merger, the Company updated its reporting units to align with the level at which discrete financial information is available for review by management. The separation from DowDuPont did not impact the composition of the Company's six reporting units. The reporting units are: Coatings & Performance Monomers, Consumer Solutions, Hydrocarbons & Energy, Industrial Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals. At December 31, 2018, goodwill was carried by all of these reporting units.

The Company’s goodwill impairment testing occurs annually in the fourth quarter and is performed at the reporting unit level. During the fourth quarter of 2019, the Company will initiate strategic business reviews as part of its annual planning process. As a result of the strategic business reviews, key decisions and long-term growth strategies could change the long-term financial plans used to determine the fair value of the Company’s reporting units.

In the fourth quarter of 2017, the Company recorded a goodwill impairment charge of $1,491 million related to the C&PM reporting unit, primarily due to lower future revenue and profitability expectations. In the fourth quarter of 2018, the Company conducted quantitative testing on the C&PM reporting unit and concluded that the fair value of the reporting unit exceeded the carrying value. The Company has continued to monitor the performance of the C&PM reporting unit, as benchmarked against its long-term financial plan, and has evaluated industry and company-specific circumstances which affect the financial results of this reporting unit, including customer consolidation, changes in customer buying patterns and changes in supply and demand balances in key end-markets. At September 30, 2019, no events or changes in circumstances have occurred which would indicate that the fair value of the C&PM reporting unit has more likely than not been reduced below its carrying amount. The long-term financial plan for the C&PM reporting unit contains numerous assumptions including, but not limited to: expected market growth rates; success of sales and marketing efforts; commercialization of innovation programs; benefit of cost reduction programs; availability of capital and expense resources to execute growth initiatives; impact of competitor actions; industry supply and demand balances; and, macroeconomic factors such as foreign currency exchange rates and interest rates. Changes to those assumptions could potentially impact the results of the C&PM reporting unit’s goodwill impairment testing. At September 30, 2019, the C&PM reporting unit had goodwill of $1,039 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 19 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Dow Inc. and TDCC 2018 10-K Recast for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the third quarter of 2019. For a current status of this matter, see Note 13 to the Consolidated Financial Statements.

Environmental Matters
On October 30, 2018, DC Alabama, Inc. (“DCA”), a wholly owned subsidiary of the Company, finalized and executed a consent order (“Order”) from the Alabama Department of Environmental Management (“ADEM”) relating to alleged unpermitted discharges of industrial process water and certain water quality and equipment violations at DCA’s silicon metal production facility located in Mt. Meigs, Alabama. The Order included, among other remedies, a civil penalty of $250,000 that DCA paid in December 2018. Implementation of the Order has been ongoing and DCA remains compliant with the Order. Discussions between DCA and ADEM are ongoing.

On August 27, 2019, the EPA, DOJ, Texas Environmental Quality Board, and Texas Office of the Attorney General (the “Government Agencies”) added Performance Materials NA, Inc., a wholly owned subsidiary of the Company, as an additional signatory to an existing draft consent decree relating to alleged environmental violations at the Sabine manufacturing facility in Orange, Texas (the “Facility”).  Performance Materials NA, Inc. acquired the Facility in February 2019 and became a subsidiary of the Company in April 2019.  The alleged violations were first identified during multimedia environmental inspections that the EPA conducted at the Facility while under prior ownership in March 2009 and December 2015, and involve the management of materials in the Facility’s wastewater treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. Discussions are ongoing between the Government Agencies, the Company, and the Facility’s prior owner, who is the other named signatory.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2019	34,747	$48.01	34,747	$2,693
August 2019	2,113,229	$46.55	2,113,229	$2,594
September 2019	—	$—	—	$2,594
Third quarter 2019	2,147,976	$46.57	2,147,976	$2,594

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

23 *	Ankura Consulting Group, LLC's Consent.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW INC.
THE DOW CHEMICAL COMPANY
Date: October 25, 2019

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax