Form 10-Q
period 2020-03-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2020-05-01
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001-38646	Dow Inc.	Delaware	30-1128146
2211 H.H. Dow Way, Midland, MI 48674
(989) 636-1000
001-03433	The Dow Chemical Company	Delaware	38-1285128
2211 H.H. Dow Way, Midland, MI 48674
(989) 636-1000
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Dow Inc.	Common Stock, par value $0.01 per share	DOW	New York Stock Exchange
The Dow Chemical Company	0.500% Notes due March 15, 2027	DOW/27	New York Stock Exchange
The Dow Chemical Company	1.125% Notes due March 15, 2032	DOW/32	New York Stock Exchange
The Dow Chemical Company	1.875% Notes due March 15, 2040	DOW/40	New York Stock Exchange
The Dow Chemical Company	4.625% Notes due October 1, 2044	DOW/44	New York Stock Exchange

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
Dow Inc. had 740,730,813 shares of common stock, $0.01 par value, outstanding at March 31, 2020. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2020, all of which were held by the registrant’s parent, Dow Inc.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2020

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
This Quarterly Report on Form 10-Q is a combined report being filed by Dow Inc. and The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the "Company"). This Quarterly Report on Form 10-Q reflects the results of Dow and its consolidated subsidiaries, after giving effect to the distribution to DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) and the receipt of E. I. du Pont de Nemours and Company and its consolidated subsidiaries' (“Historical DuPont”) ethylene and ethylene copolymers business (other than its ethylene acrylic elastomers business) ("ECP"). The U.S. GAAP consolidated financial results of Dow Inc. and TDCC reflect the distribution of AgCo and SpecCo as discontinued operations for the applicable periods presented as well as the receipt of ECP as a common control transaction from the closing of the merger with Historical DuPont on August 31, 2017. In addition, following the separation from DowDuPont, the Company changed the manner in which its business activities were managed. The Company's portfolio now includes six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and considering that the financial statements and disclosures of each company are substantially similar, the companies are filing a combined report for this Quarterly Report on Form 10-Q. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted. Each of Dow Inc. and TDCC is filing information in this report on its own behalf and neither company makes any representation to the information relating to the other company.

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

Forward-looking statements include, but are not limited to: expectations as to future sales of Dow’s products; the ability to protect Dow’s intellectual property in the United States and abroad; estimates regarding Dow’s capital requirements and need for and availability of financing; estimates of Dow’s expenses, future revenues and profitability; estimates of the size of the markets for Dow’s products and services and Dow’s ability to compete in such markets; expectations related to the rate and degree of market acceptance of Dow’s products; the outcome of certain Dow contingencies, such as litigation and environmental matters; estimates of the success of competing technologies that may become available; the actual and potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic and the recent excess oil supply and related drop in oil prices; and expectations regarding the benefits and costs associated with each of the foregoing.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements are based on certain assumptions and expectations of future events which may not be realized and speak only as of the date the statements were made. In addition, forward-looking statements also involve risks, uncertainties and other factors that are beyond Dow’s control that could cause Dow’s actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to: fluctuations in energy and raw material prices; failure to develop and market new products and optimally manage product life cycles; significant litigation and environmental matters; failure to appropriately manage process safety and product stewardship issues; changes in laws and regulations or political conditions; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war; weather events and natural disasters; ability to protect, defend and enforce Dow’s intellectual property rights; increased competition; changes in relationships with Dow’s significant customers and suppliers; unanticipated expenses such as litigation or legal settlement expenses; unanticipated business disruptions; Dow’s ability to predict, identify and interpret changes in consumer preferences and demand; Dow’s ability to complete proposed divestitures or acquisitions; Dow’s ability to realize the expected benefits of acquisitions if they are completed; the availability of financing to Dow in the future and the terms and conditions of such financing; disruptions in Dow’s information technology networks and systems; and risks related to the actual and potential impacts of the COVID-19 pandemic and the recent excess oil supply and related drop in oil prices. Additionally, there may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business.

Risks related to achieving the anticipated benefits of Dow's separation from DowDuPont include, but are not limited to, a number of conditions outside the control of Dow, including risks related to: (i) Dow's inability to achieve some or all of the benefits that it expects to receive from the separation from DowDuPont; (ii) certain tax risks associated with the separation; (iii) the failure of Dow's pro forma financial information to be a reliable indicator of Dow's future results; (iv) Dow's inability to receive third-party consents required under the separation agreement; (v) non-compete restrictions under the separation agreement; (vi) receipt of less favorable terms in the commercial agreements Dow entered into with DuPont and Corteva, Inc. ("Corteva"), including restrictions under intellectual property cross-license agreements, than Dow would have received from an unaffiliated third party; and (vii) Dow's obligation to indemnify DuPont and/or Corteva for certain liabilities.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. For a more detailed discussion of Dow’s risks and uncertainties, see the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2020	Mar 31, 2019
Net sales	$9,770	$10,969
Cost of sales	8,230	9,142
Research and development expenses	179	190
Selling, general and administrative expenses	334	448
Amortization of intangibles	100	116
Restructuring and asset related charges - net	96	156
Integration and separation costs	65	452
Equity in losses of nonconsolidated affiliates	(89)	(14)
Sundry income (expense) - net	(81)	69
Interest income	15	18
Interest expense and amortization of debt discount	215	241
Income from continuing operations before income taxes	396	297
Provision for income taxes on continuing operations	138	141
Income from continuing operations, net of tax	258	156
Income from discontinued operations, net of tax	—	445
Net income	258	601
Net income attributable to noncontrolling interests	19	45
Net income available for Dow Inc. common stockholders	$239	$556

Per common share data:
Earnings per common share from continuing operations - basic	$0.32	$0.16
Earnings per common share from discontinued operations - basic	—	0.58
Earnings per common share - basic	$0.32	$0.74
Earnings per common share from continuing operations - diluted	$0.32	$0.16
Earnings per common share from discontinued operations - diluted	—	0.58
Earnings per common share - diluted	$0.32	$0.74

Weighted-average common shares outstanding - basic	740.2	747.2
Weighted-average common shares outstanding - diluted	742.0	747.2

Depreciation	$515	$543
Capital expenditures	$395	$442
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Net income	$258	$601
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(100)	67
Cumulative translation adjustments	(163)	(31)
Pension and other postretirement benefit plans	142	141
Derivative instruments	(162)	(75)
Total other comprehensive income (loss)	(283)	102
Comprehensive income (loss)	(25)	703
Comprehensive income attributable to noncontrolling interests, net of tax	19	51
Comprehensive income (loss) attributable to Dow Inc.	$(44)	$652
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $44; 2019: $37)	$3,633	$2,367
Marketable securities	1	21
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $43; 2019: $45)	4,841	4,844
Other	2,770	2,711
Inventories	6,324	6,214
Other current assets	569	658
Total current assets	18,138	16,815
Investments
Investment in nonconsolidated affiliates	1,235	1,404
Other investments (investments carried at fair value - 2020: $1,306; 2019: $1,584)	2,136	2,588
Noncurrent receivables	697	1,063
Total investments	4,068	5,055
Property
Property	54,942	54,910
Less accumulated depreciation	34,136	33,914
Net property (variable interest entities restricted - 2020: $286; 2019: $330)	20,806	20,996
Other Assets
Goodwill	8,780	8,796
Other intangible assets (net of accumulated amortization - 2020: $3,994; 2019: $3,886)	3,636	3,759
Operating lease right-of-use assets	1,942	2,072
Deferred income tax assets	2,248	2,213
Deferred charges and other assets	1,068	818
Total other assets	17,674	17,658
Total Assets	$60,686	$60,524
Liabilities and Equity
Current Liabilities
Notes payable	$1,490	$586
Long-term debt due within one year	384	435
Accounts payable:
Trade	3,769	3,889
Other	1,815	2,064
Operating lease liabilities - current	384	421
Income taxes payable	468	522
Accrued and other current liabilities	2,811	2,762
Total current liabilities	11,121	10,679
Long-Term Debt (variable interest entities nonrecourse - 2020: $30; 2019: $34)	16,313	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	352	347
Pension and other postretirement benefits - noncurrent	9,832	10,083
Asbestos-related liabilities - noncurrent	1,048	1,060
Operating lease liabilities - noncurrent	1,622	1,739
Other noncurrent obligations	6,937	6,547
Total other noncurrent liabilities	19,791	19,776
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2020: 753,534,116 shares; 2019: 751,228,644 shares)	8	8
Additional paid-in capital	7,370	7,325
Retained earnings	16,763	17,045
Accumulated other comprehensive loss	(10,529)	(10,246)
Unearned ESOP shares	(81)	(91)
Treasury stock at cost (2020: 12,803,303 shares; 2019: 9,729,834 shares)	(625)	(500)
Dow Inc.’s stockholders’ equity	12,906	13,541
Noncontrolling interests	555	553
Total equity	13,461	14,094
Total Liabilities and Equity	$60,686	$60,524
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
Operating Activities
Net income	$258	$601
Less: Income from discontinued operations, net of tax	—	445
Income from continuing operations, net of tax	258	156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724	743
Credit for deferred income tax	(57)	(72)
Earnings of nonconsolidated affiliates less than dividends received	134	775
Net periodic pension benefit cost	64	41
Pension contributions	(63)	(99)
Net gain on sales of assets, businesses and investments	(12)	(2)
Restructuring and asset related charges - net	96	156
Other net loss	135	33
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	128	85
Inventories	(111)	(47)
Accounts payable	(314)	(452)
Other assets and liabilities, net	254	(274)
Cash provided by operating activities - continuing operations	1,236	1,043
Cash provided by operating activities - discontinued operations	3	338
Cash provided by operating activities	1,239	1,381
Investing Activities
Capital expenditures	(395)	(442)
Investment in gas field developments	(5)	(25)
Proceeds from sales of property and businesses, net of cash divested	11	—
Investments in and loans to nonconsolidated affiliates	(114)	—
Distributions and loan repayments from nonconsolidated affiliates	6	—
Purchases of investments	(128)	(173)
Proceeds from sales and maturities of investments	472	176
Cash used for investing activities - continuing operations	(153)	(464)
Cash used for investing activities - discontinued operations	—	(34)
Cash used for investing activities	(153)	(498)
Financing Activities
Changes in short-term notes payable	838	(16)
Proceeds from issuance of long-term debt	2,449	—
Payments on long-term debt	(2,275)	(81)
Purchases of treasury stock	(125)	—
Proceeds from issuance of stock	16	28
Transaction financing, debt issuance and other costs	(93)	—
Employee taxes paid for share-based payment arrangements	(26)	(45)
Distributions to noncontrolling interests	(1)	(2)
Dividends paid to stockholders	(518)	—
Dividends paid to DowDuPont Inc.	—	(535)
Settlements and transfers related to separation from DowDuPont Inc.	—	36
Cash provided by (used for) financing activities - continuing operations	265	(615)
Cash used for financing activities - discontinued operations	—	(18)
Cash provided by (used for) financing activities	265	(633)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	30
Cash reclassified as held for sale	—	(97)
Summary
Increase in cash, cash equivalents and restricted cash	1,265	183
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$3,645	$2,947
Less: Restricted cash and cash equivalents, included in "Other current assets"	12	43
Cash and cash equivalents at end of period	$3,633	$2,904
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Common Stock
Balance at beginning and end of period	$8	$—
Additional Paid-in Capital
Balance at beginning of period	7,325	7,042
Common stock issued/sold	16	—
Issuance of parent company stock - DowDuPont Inc.	—	28
Stock-based compensation and allocation of ESOP shares	29	83
Balance at end of period	7,370	7,153
Retained Earnings
Balance at beginning of period	17,045	35,460
Net income available for Dow Inc. common stockholders	239	556
Dividends to stockholders	(518)	—
Dividends to DowDuPont Inc.	—	(535)
Common control transaction	—	35
Adoption of accounting standards	—	(111)
Other	(3)	(2)
Balance at end of period	16,763	35,403
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,246)	(9,885)
Other comprehensive income (loss)	(283)	102
Balance at end of period	(10,529)	(9,783)
Unearned ESOP Shares
Balance at beginning of period	(91)	(134)
Allocation of ESOP shares	10	29
Balance at end of period	(81)	(105)
Treasury Stock
Balance at beginning of period	(500)	—
Treasury stock purchases	(125)	—
Balance at end of period	(625)	—
Dow Inc.'s stockholders' equity	12,906	32,668
Noncontrolling Interests	555	1,180
Total Equity	$13,461	$33,848

Dividends declared per share of common stock	$0.70	$—
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Net sales	$9,770	$10,969
Cost of sales	8,230	9,142
Research and development expenses	179	190
Selling, general and administrative expenses	334	448
Amortization of intangibles	100	116
Restructuring and asset related charges - net	96	156
Integration and separation costs	65	452
Equity in losses of nonconsolidated affiliates	(89)	(14)
Sundry income (expense) - net	(82)	69
Interest income	16	18
Interest expense and amortization of debt discount	215	241
Income from continuing operations before income taxes	396	297
Provision for income taxes on continuing operations	138	141
Income from continuing operations, net of tax	258	156
Income from discontinued operations, net of tax	—	445
Net income	258	601
Net income attributable to noncontrolling interests	19	45
Net income available for The Dow Chemical Company common stockholder	$239	$556

Depreciation	$515	$543
Capital expenditures	$395	$442
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Net income	$258	$601
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(100)	67
Cumulative translation adjustments	(163)	(31)
Pension and other postretirement benefit plans	142	141
Derivative instruments	(162)	(75)
Total other comprehensive income (loss)	(283)	102
Comprehensive income (loss)	(25)	703
Comprehensive income attributable to noncontrolling interests, net of tax	19	51
Comprehensive income (loss) attributable to The Dow Chemical Company	$(44)	$652
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $44; 2019: $37)	$3,633	$2,367
Marketable securities	1	21
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $43; 2019: $45)	4,841	4,844
Other	2,770	2,716
Inventories	6,324	6,214
Other current assets	490	571
Total current assets	18,059	16,733
Investments
Investment in nonconsolidated affiliates	1,235	1,404
Other investments (investments carried at fair value - 2020: $1,306; 2019: $1,584)	2,136	2,588
Noncurrent receivables	665	1,011
Total investments	4,036	5,003
Property
Property	54,942	54,910
Less accumulated depreciation	34,136	33,914
Net property (variable interest entities restricted - 2020: $286; 2019: $330)	20,806	20,996
Other Assets
Goodwill	8,780	8,796
Other intangible assets (net of accumulated amortization - 2020: $3,994; 2019: $3,886)	3,636	3,759
Operating lease right-of-use assets	1,942	2,072
Deferred income tax assets	2,248	2,213
Deferred charges and other assets	1,067	818
Total other assets	17,673	17,658
Total Assets	$60,574	$60,390
Liabilities and Equity
Current Liabilities
Notes payable	$1,490	$586
Long-term debt due within one year	384	435
Accounts payable:
Trade	3,769	3,889
Other	1,815	2,064
Operating lease liabilities - current	384	421
Income taxes payable	468	522
Accrued and other current liabilities	2,314	2,233
Total current liabilities	10,624	10,150
Long-Term Debt (variable interest entities nonrecourse - 2020: $30; 2019: $34)	16,313	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	352	347
Pension and other postretirement benefits - noncurrent	9,832	10,083
Asbestos-related liabilities - noncurrent	1,048	1,060
Operating lease liabilities - noncurrent	1,622	1,739
Other noncurrent obligations	6,555	6,174
Total other noncurrent liabilities	19,409	19,403
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,378	7,333
Retained earnings	16,905	17,313
Accumulated other comprehensive loss	(10,529)	(10,246)
Unearned ESOP shares	(81)	(91)
The Dow Chemical Company’s stockholder's equity	13,673	14,309
Noncontrolling interests	555	553
Total equity	14,228	14,862
Total Liabilities and Equity	$60,574	$60,390
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
Operating Activities
Net income	$258	$601
Less: Income from discontinued operations, net of tax	—	445
Income from continuing operations, net of tax	258	156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724	743
Credit for deferred income tax	(57)	(72)
Earnings of nonconsolidated affiliates less than dividends received	134	775
Net periodic pension benefit cost	64	41
Pension contributions	(63)	(99)
Net gain on sales of assets, businesses and investments	(12)	(2)
Restructuring and asset related charges - net	96	156
Other net loss	136	33
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	128	85
Inventories	(111)	(47)
Accounts payable	(314)	(452)
Other assets and liabilities, net	256	(274)
Cash provided by operating activities - continuing operations	1,239	1,043
Cash provided by operating activities - discontinued operations	—	338
Cash provided by operating activities	1,239	1,381
Investing Activities
Capital expenditures	(395)	(442)
Investment in gas field developments	(5)	(25)
Proceeds from sales of property and businesses, net of cash divested	11	—
Investments in and loans to nonconsolidated affiliates	(114)	—
Distributions and loan repayments from nonconsolidated affiliates	6	—
Purchases of investments	(128)	(173)
Proceeds from sales and maturities of investments	472	176
Cash used for investing activities - continuing operations	(153)	(464)
Cash used for investing activities - discontinued operations	—	(34)
Cash used for investing activities	(153)	(498)
Financing Activities
Changes in short-term notes payable	838	(16)
Proceeds from issuance of long-term debt	2,449	—
Payments on long-term debt	(2,275)	(81)
Proceeds from issuance of stock	16	28
Transaction financing, debt issuance and other costs	(93)	—
Employee taxes paid for share-based payment arrangements	(26)	(45)
Distributions to noncontrolling interests	(1)	(2)
Dividends paid to Dow Inc.	(643)	—
Dividends paid to DowDuPont Inc.	—	(535)
Settlements and transfers related to separation from DowDuPont Inc.	—	36
Cash provided by (used for) financing activities - continuing operations	265	(615)
Cash used for financing activities - discontinued operations	—	(18)
Cash provided by (used for) financing activities	265	(633)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	30
Cash reclassified as held for sale	—	(97)
Summary
Increase in cash, cash equivalents and restricted cash	1,265	183
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$3,645	$2,947
Less: Restricted cash and cash equivalents, included in "Other current assets"	12	43
Cash and cash equivalents at end of period	$3,633	$2,904
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2020	Mar 31, 2019
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,333	7,042
Issuance of parent company stock - Dow Inc.	16	—
Issuance of parent company stock - DowDuPont Inc.	—	28
Stock-based compensation and allocation of ESOP shares	29	83
Balance at end of period	7,378	7,153
Retained Earnings
Balance at beginning of period	17,313	35,460
Net income available for The Dow Chemical Company common stockholder	239	556
Dividends to Dow Inc.	(643)	—
Dividends to DowDuPont Inc.	—	(535)
Common control transaction	—	35
Adoption of accounting standards	—	(111)
Other	(4)	(2)
Balance at end of period	16,905	35,403
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,246)	(9,885)
Other comprehensive income (loss)	(283)	102
Balance at end of period	(10,529)	(9,783)
Unearned ESOP Shares
Balance at beginning of period	(91)	(134)
Allocation of ESOP shares	10	29
Balance at end of period	(81)	(105)
The Dow Chemical Company's stockholder's equity	13,673	32,668
Noncontrolling Interests	555	1,180
Total Equity	$14,228	$33,848
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)

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

Basis of Presentation
The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Effective April 1, 2019, Dow Inc. owns all of the outstanding common shares of TDCC. TDCC is deemed the predecessor to Dow Inc. and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and considering that the financial statements and disclosures of each company are substantially similar, the companies are filing a combined report for this Quarterly Report on Form 10-Q. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted.

As of the effective date and time of the distribution, DowDuPont does not beneficially own any equity interest in Dow and no longer consolidates Dow and its consolidated subsidiaries into its financial results. The consolidated financial results of Dow for all periods presented reflect the distribution of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) as discontinued operations, as well as the receipt of Historical DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”) as a common control transaction from the closing of the Merger on August 31, 2017. See Note 3 for additional information.

From the Merger date through the separation, transactions between DowDuPont, TDCC and Historical DuPont and their affiliates were treated as related party transactions. Transactions between TDCC and Historical DuPont primarily consisted of the sale and procurement of certain raw materials that were consumed in each company's manufacturing process. Transactions between TDCC and Dow Inc. are treated as related party transactions for TDCC. See Note 21 for additional information.

Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation and "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of the Company.

Adoption of Accounting Standards
In the first quarter of 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", and the associated ASUs (collectively, "Topic 842"). The net impact to “Retained earnings” was an increase of $72 million and was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction. See Note 13 for additional information.

Additionally, at January 1, 2019, certain nonconsolidated affiliates of the Company, which were subsequently distributed as part of the separation from DowDuPont, adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606"). The net impact to "Retained earnings" was a reduction of $183 million at January 1, 2019.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2020, the Company adopted ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the Financial Accounting Standards Board's ("FASB") disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The adoption of this guidance did not have a material impact on the consolidated financial statements. See Note 19 for additional information.

In the first quarter of 2020, the Company adopted ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In the first quarter of 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and the associated ASUs (collectively “Topic 326”). The amendments replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, companies are required to consider forward-looking information to estimate credit losses expected to occur over the estimated life of an asset, including losses that may be incurred in future periods. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted at March 31, 2020
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The new standard is effective March 12, 2020 through December 31, 2022, with the adoption date being dependent upon the Company’s election. The Company is currently evaluating the impact of adopting this guidance.

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

Receipt of ECP
As the receipt of ECP was accounted for as a transfer between entities under common control, the consolidated financial statements have been retrospectively adjusted to reflect the receipt of ECP from the closing of the Merger on August 31, 2017. All intercompany transactions have been eliminated in consolidation. The ECP assets received and liabilities assumed were recorded at DowDuPont's historical cost basis.

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

Results of Operations of AgCo and SpecCo	Three Months Ended
Mar 31, 2019
In millions
Net sales	$2,953
Cost of sales	1,804
Research and development expenses	175
Selling, general and administrative expenses	262
Amortization of intangibles	61
Restructuring and asset related charges - net	78
Equity in earnings of nonconsolidated affiliates	28
Sundry income (expense) - net	(18)
Interest income	3
Interest expense and amortization of debt discount	7
Income from discontinued operations before income taxes	$579
Provision for income taxes	134
Income from discontinued operations, net of tax	$445

Agreements Related to the Separation and Distribution
In connection with the separation, Dow Inc. entered into certain agreements with DuPont and/or Corteva Inc. ("Corteva"), including the following: Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement (collectively, the "Agreements"). In addition to establishing the terms of the separation, the Agreements provide a framework for Dow’s interaction with DuPont and Corteva after the separation and also provide for the allocation among Dow, DuPont and Corteva of assets, liabilities and obligations attributable to periods prior to, at and after the completion of the separation. The Agreements also contain certain indemnity and/or cross-indemnity provisions that are intended to set forth each party’s respective rights, responsibilities and obligations for matters subject to indemnification. Except in certain instances, the parties’ indemnification obligations are uncapped. Certain indemnification obligations will be subject to reduction by insurance proceeds or other third-party proceeds of the indemnified party that reduces the amount of the loss. In addition, indemnifiable losses will be subject to, in certain cases, “de minimis” threshold amounts and, in certain cases, deductible amounts.

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily reflected in the consolidated financial statements of Dow Inc. At March 31, 2020, the Company had assets of $51 million ($58 million at December 31, 2019) included in "Other current assets" and $32 million ($52 million at December 31, 2019) included in "Noncurrent receivables," and liabilities of $319 million ($352 million at December 31, 2019) included in "Accrued and other current liabilities" and $105 million ($96 million at December 31, 2019) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements. Any adjustments to these assets and liabilities in subsequent periods will be recorded in Dow Inc.'s results of operations. In addition, the Company deferred approximately $400 million of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At March 31, 2020,$130 million ($130 million at December 31, 2019) of this liability was recorded in "Accrued and other current liabilities" and $270 million ($270 million at December 31, 2019) was recorded in "Other noncurrent obligations" in the consolidated balance sheets. The final resolution of this liability is uncertain and any subsequent adjustments to the carrying value of this liability will be reflected in equity of Dow Inc. In the first quarter of 2020, Dow Inc. received a net payment of $6 million related to the Agreements, with $3 million recorded in "Cash flows from operating activities - discontinued operations" and $3 million recorded in "Other assets and liabilities, net" within "Cash flows from operating activities - continuing operations" in the Dow Inc. consolidated statements of cash flows.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $65 million for Dow Inc. and TDCC in the first quarter of 2020, compared with $452 million in the first quarter of 2019. Integration and separation costs related to business separation activities are expected to be substantially complete by the end of 2020.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. In the three months ended March 31, 2020, 99 percent of Dow's revenue related to product sales (99 percent for the three months ended March 31, 2019), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2020, Dow had unfulfilled performance obligations of $829 million ($826 million at December 31, 2019) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next seven years.

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

Disaggregation of Revenue
Dow disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Trade Sales by Segment and Business	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Hydrocarbons & Energy	$1,219	$1,404
Packaging and Specialty Plastics	3,390	3,734
Packaging & Specialty Plastics	$4,609	$5,138
Industrial Solutions	$1,054	$1,127
Polyurethanes & Construction Chemicals	1,988	2,350
Other	3	3
Industrial Intermediates & Infrastructure	$3,045	$3,480
Coatings & Performance Monomers	$828	$902
Consumer Solutions	1,237	1,380
Performance Materials & Coatings	$2,065	$2,282
Corporate	$51	$69
Total	$9,770	$10,969

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
U.S. & Canada	$3,550	$3,933
EMEAI [1]	3,411	3,882
Asia Pacific	1,845	2,101
Latin America	964	1,053
Total	$9,770	$10,969
1. Europe, Middle East, Africa and India.

Contract Assets and Liabilities
Dow receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to Dow's contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized in revenue when the performance obligations are met. "Contract liabilities - current" primarily reflects deferred revenue from prepayments from customers for product to be delivered in 12 months or less. "Contract liabilities - noncurrent" includes advance payments that the Company has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract.

Revenue recognized in the first three months of 2020 from amounts included in contract liabilities at the beginning of the period was approximately $35 million (approximately $55 million in the first three months of 2019). In the first three months of 2020, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $10 million ($15 million in the first three months of 2019).

The following table summarizes the contract assets and liabilities at March 31, 2020 and December 31, 2019:

Contract Assets and Liabilities	Mar 31, 2020	Dec 31, 2019
In millions
Accounts and notes receivable - Trade	$4,841	$4,844
Contract assets - current [1]	$22	$41
Contract assets - noncurrent [2]	$17	$4
Contract liabilities - current [3]	$196	$193
Contract liabilities - noncurrent [4]	$1,602	$1,607
1. Included in "Other current assets" in the consolidated balance sheets.
2. Included in "Deferred charges and other assets" in the consolidated balance sheets.
3. Included in "Accrued and other current liabilities" in the consolidated balance sheets.
4. Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $96 million for the three months ended March 31, 2020 ($156 million for the three months ended March 31, 2019). These charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income.

Restructuring Plans
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. In the first quarter of 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs. These are the final charges related to restructuring actions under the DowDuPont Cost Synergy Program. The Company expects cash expenditures related to the Synergy Program to be substantially complete by the end of 2020. The following table summarizes the activities related to the Synergy Program, which are reflected on a continuing operations basis:

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2018	$210	$—	$7	$217
Packaging & Specialty Plastics	$—	$—	$1	$1
Corporate	52	76	15	143
Total restructuring charges	$52	$76	$16	$144
Charges against the reserve	—	(76)	—	(76)
Cash payments	(79)	—	(4)	(83)
Reserve balance at Mar 31, 2019	$183	$—	$19	$202
Performance Materials & Coatings	$—	$22	$—	$22
Corporate	25	7	5	37
Total restructuring charges	$25	$29	$5	$59
Charges against the reserve	—	(29)	—	(29)
Cash payments	(71)	—	(2)	(73)
Reserve balance at Jun 30, 2019	$137	$—	$22	$159
Industrial Intermediates & Infrastructure	$—	$—	$5	$5
Performance Materials & Coatings	—	1	—	1
Corporate	46	4	—	50
Total restructuring charges	$46	$5	$5	$56
Charges against the reserve	—	(5)	—	(5)
Cash payments	(77)	—	(6)	(83)
Reserve balance at Sep 30, 2019	$106	$—	$21	$127
Industrial Intermediates & Infrastructure	$—	$2	$—	$2
Performance Materials & Coatings	—	5	—	5
Corporate	—	26	—	26
Total restructuring charges	$—	$33	$—	$33
Charges against the reserve	—	(33)	—	(33)
Cash payments	(52)	—	(4)	(56)
Reserve balance at Dec 31, 2019	$54	$—	$17	$71
Corporate	$90	$—	$—	$90
Total restructuring charges	$90	$—	$—	$90
Cash payments	(42)	—	(1)	(43)
Reserve balance at Mar 31, 2020	$102	$—	$16	$118

At March 31, 2020, $104 million of the reserve balance was included in "Accrued and other current liabilities" ($52 million at December 31, 2019) and $14 million was included in "Other noncurrent obligations" ($19 million at December 31, 2019) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $965 million inception-to-date under the Synergy Program on a continuing operations basis, consisting of severance and related benefit costs of $657 million, asset write-downs and write-offs of $263 million and costs associated with exit and disposal activities of $45 million.

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

Asset Related Charges
The Company recognized an additional pretax impairment charge of $6 million for the three months ended March 31, 2020, related to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charge of $12 million for the three months ended March 31, 2019). The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics. See Note 19 for additional information.

NOTE 6 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

For the three months ended March 31, 2020, "Sundry income (expense) - net" was expense of $81 million for Dow Inc. and expense of $82 million for TDCC compared with income of $69 million for the three months ended March 31, 2019. "Sundry income (expense) - net" decreased primarily due to an $86 million loss on the early extinguishment of debt (related to Corporate) and foreign currency exchange losses for the three months ended March 31, 2020 compared with foreign currency exchange gains for the three months ended March 31, 2019, as well as a decrease in non-operating pension and postretirement benefit plan credits. See Notes 11, 16 and 22 for additional information.

Other Investments
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-owned Life Insurance	Mar 31, 2020	Dec 31, 2019
In millions
Gross cash value	$828	$820
Less: Existing drawdowns [1]	$287	$85
Investment in Company-owned life insurance [2]	$541	$735
1. Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2. Classified as "Other investments" in the consolidated balance sheets.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three months ended March 31, 2020 and 2019. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Income from continuing operations, net of tax	$258	$156
Net income attributable to noncontrolling interests - continuing operations	19	32
Net income attributable to participating securities - continuing operations [1]	2	—
Income from continuing operations attributable to common stockholders	$237	$124
Income from discontinued operations, net of tax	$—	$445
Net income attributable to noncontrolling interests - discontinued operations	—	13
Income from discontinued operations attributable to common stockholders	$—	$432
Net income attributable to common stockholders	$237	$556

Earnings Per Share Calculations - Basic	Three Months Ended
Dollars per share	Mar 31, 2020	Mar 31, 2019
Income from continuing operations attributable to common stockholders	$0.32	$0.16
Income from discontinued operations attributable to common stockholders	—	0.58
Net income attributable to common stockholders	$0.32	$0.74

Earnings Per Share Calculations - Diluted	Three Months Ended
Dollars per share	Mar 31, 2020	Mar 31, 2019
Income from continuing operations attributable to common stockholders	$0.32	$0.16
Income from discontinued operations attributable to common stockholders	—	0.58
Net income attributable to common stockholders	$0.32	$0.74

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2020	Mar 31, 2019
Weighted-average common shares - basic [2]	740.2	747.2
Plus dilutive effect of equity compensation plans	1.8	—
Weighted-average common shares - diluted [2]	742.0	747.2
Stock options and restricted stock units excluded from EPS calculations [3]	15.5	—
1. Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2. Share amounts for the three months ended March 31, 2019, were based on 2,246.3 million DowDuPont common shares outstanding as of the Record Date for the April 1, 2019 distribution, less 4.6 million Employee Stock Ownership Plan ("ESOP") shares that had not been released and were not considered outstanding, adjusted for the Distribution Ratio. There was no dilutive effect for the three months ended March 31, 2019, as the Company did not engage in activities giving rise to dilution.
3. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive. For the three months ended March 31, 2019, the Company did not engage in activities giving rise to dilution.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2020	Dec 31, 2019
In millions
Finished goods	$3,607	$3,505
Work in process	1,080	1,122
Raw materials	590	628
Supplies	860	845
Total	$6,137	$6,100
Adjustment of inventories to a LIFO basis	187	114
Total inventories	$6,324	$6,214

NOTE 9 – NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Mar 31, 2020	Dec 31, 2019
In millions
Investment in nonconsolidated affiliates	$1,235	$1,404
Other noncurrent obligations	(317)	(80)
Net investment in nonconsolidated affiliates	$918	$1,324

In March 2020, The Kuwait Styrene Company K.S.C.C. paid a dividend of $42 million, reflected in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows. At March 31, 2020, the Company had $276 million included in "Accounts and notes receivable - Other" in the consolidated balance sheets related to the Company's share of dividends declared by EQUATE Petrochemical Company K.S.C.C. ("EQUATE") and The Kuwait Olefins Company K.S.C.C. At March 31, 2020, the Company had a negative investment balance in EQUATE of $225 million (negative $80 million at December 31, 2019), classified as "Other noncurrent obligations" in the consolidated balance sheets.

At March 31, 2020, the Company had a negative investment balance in Sadara Chemical Company (“Sadara”) of $92 million (zero at December 31, 2019) classified as “Other noncurrent obligations” in the Company’s consolidated balance sheets, primarily related to the Company’s share of Sadara’s accumulated other comprehensive loss from the first quarter of 2020. The Company’s investment in Sadara was other-than-temporarily impaired in the fourth quarter of 2019 and Dow will continue to recognize its share of equity losses reported by Sadara due to funding commitments. For additional information, see Note 13 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2019	$5,109	$1,100	$2,587	$8,796
Foreign currency impact	(1)	(1)	(14)	(16)
Net goodwill at Mar 31, 2020	$5,108	$1,099	$2,573	$8,780

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Mar 31, 2020			Dec 31, 2019
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,636	$(1,518)	$1,118	$2,634	$(1,467)	$1,167
Software	1,458	(915)	543	1,449	(893)	556
Trademarks/tradenames	352	(342)	10	352	(342)	10
Customer-related	3,184	(1,219)	1,965	3,207	(1,184)	2,023
Total other intangible assets, finite lives	$7,630	$(3,994)	$3,636	$7,642	$(3,886)	$3,756
In-process research and development	—	—	—	3	—	3
Total other intangible assets	$7,630	$(3,994)	$3,636	$7,645	$(3,886)	$3,759

The following table provides information regarding amortization expense from continuing operations related to intangible assets:

Amortization Expense from Continuing Operations	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Other intangible assets, excluding software	$100	$116
Software, included in “Cost of sales”	$24	$24

Total estimated amortization expense from continuing operations for 2020 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense from Continuing Operations
In millions
2020	$491
2021	$467
2022	$404
2023	$372
2024	$354
2025	$266

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Mar 31, 2020	Dec 31, 2019
In millions
Commercial paper	$250	$151
Notes payable to banks and other lenders [1]	1,240	435
Total notes payable	$1,490	$586
Period-end average interest rates	3.78%	6.30%
1.Includes $800 million drawn from uncommitted facilities in the first quarter of 2020.

Long-Term Debt	2020 Average Rate	Mar 31, 2020	2019 Average Rate	Dec 31, 2019
In millions
Promissory notes and debentures:
Final maturity 2020	8.44%	$76	8.44%	$76
Final maturity 2021	8.95%	173	8.95%	174
Final maturity 2022	8.64%	121	3.50%	1,372
Final maturity 2023	7.64%	325	7.64%	325
Final maturity 2024	3.37%	1,397	3.37%	1,397
Final maturity 2025	5.26%	662	5.26%	662
Final maturity 2026 and thereafter	5.73%	8,888	5.73%	8,820
Other facilities:
U.S. dollar loans	1.74%	1,250	2.55%	2,000
Foreign currency notes and loans, various rates and maturities	1.41%	3,040	3.26%	592
InterNotes®, varying maturities through 2050	3.44%	702	3.44%	928
Finance lease obligations [1]		418		395
Unamortized debt discount and issuance costs		(355)		(331)
Long-term debt due within one year [2]		(384)		(435)
Long-term debt		$16,313		$15,975
1.See Note 13 for additional information.
2.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Mar 31, 2020
In millions
2020	$359
2021	$491
2022	$225
2023 [1]	$1,693
2024	$1,504
2025	$780
1.Assumes the option to extend will be exercised for the $1.25 billion Dow Silicones Term Loan Facility.

2020 Activity
In February 2020, the Company issued €2.25 billion aggregate principal amount of notes (“Euro Notes”). The Euro Notes included €1.0 billion aggregate principal amount of 0.50 percent notes due 2027, €750 million aggregate principal amount of 1.125 percent notes due 2032 and €500 million aggregate principal amount of 1.875 percent notes due 2040. The Euro Notes have a weighted average coupon rate of approximately 1.0 percent. With the net proceeds from the issuance of the Euro Notes, Dow Silicones voluntarily repaid $750 million of principal under a certain third party credit agreement (“Term Loan Facility”). In addition, the Company redeemed $1.25 billion of 3.0 percent notes issued by the Company with maturity in 2022. As a result, the Company recognized a pretax loss of $85 million on the early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and related to the Corporate segment.

At March 31, 2020, the Company's outstanding withdrawal amount under various uncommitted bilateral credit arrangements was $800 million, included in "Notes payable" in the consolidated balance sheets.

In the first three months of 2020, the Company also issued an aggregate principal amount of $37 million of InterNotes®, and redeemed an aggregate principal amount of $62 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $200 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss of $1 million on the early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and related to the Corporate segment.

2019 Activity
In the first three months of 2019, the Company redeemed an aggregate principal amount of $72 million of InterNotes® at maturity.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2020
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2024	Floating rate
Term Loan Facility [1]	1,250	—	September 2023	Floating rate
European Securitization Facility [2]	440	440	October 2020	Floating rate
Bilateral Revolving Credit Facility	200	200	July 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	August 2020	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2020	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	150	150	March 2022	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2025	Floating rate
Bilateral Revolving Credit Facility	275	275	March 2025	Floating rate
Total committed and available credit facilities	$8,765	$7,515
1.Assumes the option to extend the Term Loan Facility will be exercised.
2.Equivalent to €400 million.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2020. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2020, the Company had accrued obligations of $1,122 million for probable environmental remediation and restoration costs, including $205 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. At December 31, 2019, the Company had accrued obligations of $1,155 million for probable environmental remediation and restoration costs, including $207 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
A summary of Asbestos-Related Matters of Union Carbide Corporation can be found in Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

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

Estimating the Asbestos-Related Liability
Since 2003, Union Carbide has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review Union Carbide's historical asbestos-related claim and resolution activity in order to assist Union Carbide's management in estimating the asbestos-related liability. Each year, Union Carbide requests Ankura to review its claim and resolution activity, including asbestos-related defense and processing costs, to determine the appropriateness of updating the most recent Ankura study.

Based on the review completed by Ankura in December 2019 and Union Carbide's internal review process, Union Carbide's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,165 million at December 31, 2019, and was included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2020 activity, it was determined that no adjustment to the accrual was required at March 31, 2020.

Union Carbide’s asbestos-related liability for pending and future claims and defense and processing costs was $1,148 million at March 31, 2020, and approximately 19 percent of the recorded claim liability related to pending claims and approximately 81 percent related to future claims.

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

Dow Silicones Chapter 11 Related Matters
A summary of the Dow Silicones Chapter 11 Related Matters can be found in Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Introduction
In 1995, Dow Silicones, then a 50:50 joint venture between the Company and Corning Incorporated ("Corning"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Silicones’ breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Silicones emerged from the Chapter 11 Proceeding on June 1, 2004 and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provided a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Silicones is a wholly owned subsidiary of the Company.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Dow Silicones has an obligation to fund the Settlement Facility and is expected to make further contributions after the Settlement Facility's existing funds are exhausted. At March 31, 2020, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $70 million. The claim filing deadline passed in June 2019. All claims have been received by the Settlement Facility and are being processed. Based on the claims filed at and before the deadline, Dow Silicones estimates that it will be obligated to contribute an additional $165 million after the Settlement Facility balance is exhausted.

Dow Silicones' Implant Liability was $165 million at March 31, 2020 ($165 million at December 31, 2019), of which $45 million ($20 million at December 31, 2019) was included in “Accrued and other current liabilities” and $120 million ($145 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

Indemnifications with Corning
In connection with the June 1, 2016 ownership restructure of Dow Silicones, the Company is indemnified by Corning for at least 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and certain environmental matters described in the preceding sections, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. The Company had indemnification assets of $100 million at March 31, 2020 ($100 million at December 31, 2019), of which $37 million ($37 million at December 31, 2019) was included in "Other current assets" and $63 million ($63 million at December 31, 2019) was included in "Noncurrent receivables" in the consolidated balance sheets. For additional information, see Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to the Company, plus pre- and post-judgment interest, for which the Company received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to the Company regardless of the outcome of any further appeals by Nova. At March 31, 2020, the Company had $341 million ($341 million at December 31, 2019) included in "Other noncurrent obligations" in the consolidated balance sheets related to the disputed portion of the damages judgment. The Company is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal. For additional information, see Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
On September 18, 2019, the Court of the Queen’s Bench in Alberta, Canada ("Court"), signed a judgment ordering Nova to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) by October 11, 2019, for damages the Company incurred through 2012 related to the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada. The Court, which initially ruled in June 2018, found that Nova failed to operate the ethylene asset at full capacity for more than ten years, and furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production. These actions resulted in reduced productivity and sales for the Company. Nova has appealed the judgment, however, certain portions of it are not in dispute and are owed to the Company regardless of the outcome of Nova's appeal. In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company sought a refund of the entire amount remitted to the CRA. On March 31, 2020, the Company received the full refund from CRA, equivalent to $259 million U.S. dollars. At March 31, 2020, $893 million ($893 million at December 31, 2019) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual and discretionary issues, which will be accorded deferential review on appeal.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Mar 31, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$3,950	$10	2023	$3,952	$10

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to less than three years. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $10.8 billion of Total Project Financing outstanding at March 31, 2020 ($10.8 billion at December 31, 2019). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $3.9 billion when the project financing is fully drawn. Sadara successfully completed an extensive operational testing program in December 2018, however, the Guarantees will be released upon the satisfactory fulfillment of certain project completion conditions, which is expected by the end of the second quarter of 2020, and must occur no later than December 2020. In the first quarter of 2020, Sadara signed its final logistics service agreement, the final substantive step to project completion.

NOTE 13 - LEASES
For additional information on the Company's leases, see Note 18 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

The components of lease cost for operating and finance leases for the three months ended March 31, 2020 and 2019 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Operating lease cost	$120	$125
Finance lease cost
Amortization of right-of-use assets - finance	$13	$6
Interest on lease liabilities - finance	6	6
Total finance lease cost	$19	$12
Short-term lease cost	54	50
Variable lease cost	64	44
Sublease income	(1)	(1)
Total lease cost	$256	$230

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$126	$133
Operating cash flows for finance leases	$6	$6
Financing cash flows for finance leases	$8	$3

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2020 and December 31, 2019:

Lease Position	Balance Sheet Classification	Mar 31, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$38	$2,476
Finance leases		$34	$89
Assets
Operating lease assets	Operating lease right-of-use assets	$1,942	$2,072
Finance lease assets	Property	526	486
Finance lease amortization	Accumulated depreciation	(179)	(167)
Total lease assets		$2,289	$2,391
Liabilities
Current
Operating	Operating lease liabilities - current	$384	$421
Finance	Long-term debt due within one year	49	32
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,622	1,739
Finance	Long-Term Debt	369	363
Total lease liabilities		$2,424	$2,555
1. Includes $2.3 billion for the period ended December 31, 2019 related to the adoption of Topic 842.

Lease Term and Discount Rate	Mar 31, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	8.0 years	8.0 years
Finance leases	11.5 years	12.3 years
Weighted-average discount rate
Operating leases	4.10%	4.09%
Finance leases	6.04%	6.28%

The following table provides the maturities of lease liabilities at March 31, 2020:

Maturities of Lease Liabilities	Mar 31, 2020
	Operating Leases	Finance Leases
In millions
2020	$338	$56
2021	409	64
2022	349	57
2023	281	82
2024	218	29
2025 and thereafter	806	310
Total future undiscounted lease payments	$2,401	$598
Less imputed interest	395	180
Total present value of lease liabilities	$2,006	$418

At March 31, 2020, Dow had additional leases of approximately $65 million, primarily for buildings, a rail yard and equipment, which had not yet commenced. These leases are expected to commence in 2020 and 2021, with lease terms of up to 20 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at March 31, 2020 and December 31, 2019. There was no recorded liability related to these residual value guarantees at March 31, 2020 or December 31, 2019, as payment of such residual value guarantees was not determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Mar 31, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2028	$788	$—	2028	$792	$—

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2020 and 2019 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Unrealized Gains (Losses) on Investments
Beginning balance	$64	$(51)
Unrealized gains (losses) on investments	(118)	86
Less: Tax (expense) benefit	25	(18)
Net unrealized gains (losses) on investments	(93)	68
(Gains) losses reclassified from AOCL to net income [1]	(9)	(1)
Less: Tax expense (benefit) [2]	2	—
Net (gains) losses reclassified from AOCL to net income	(7)	(1)
Other comprehensive income (loss), net of tax	(100)	67
Ending balance	$(36)	$16
Cumulative Translation Adjustment
Beginning balance	$(1,135)	$(1,813)
Gains (losses) on foreign currency translation	(161)	(12)
Less: Tax (expense) benefit	12	(1)
Net gains (losses) on foreign currency translation	(149)	(13)
(Gains) losses reclassified from AOCL to net income [3]	(14)	(18)
Other comprehensive income (loss), net of tax	(163)	(31)
Ending balance	$(1,298)	$(1,844)
Pension and Other Postretirement Benefits
Beginning balance	$(8,781)	$(7,965)
Amortization and recognition of net loss and prior service credits [4]	185	166
Less: Tax expense (benefit) [2]	(43)	(25)
Other comprehensive income (loss), net of tax	142	141
Ending balance	$(8,639)	$(7,824)
Derivative Instruments
Beginning balance	$(394)	$(56)
Gains (losses) on derivative instruments	(176)	(95)
Less: Tax (expense) benefit	10	27
Net gains (losses) on derivative instruments	(166)	(68)
(Gains) losses reclassified from AOCL to net income [5]	7	(7)
Less: Tax expense (benefit) [2]	(3)	—
Net (gains) losses reclassified from AOCL to net income	4	(7)
Other comprehensive income (loss), net of tax	(162)	(75)
Ending balance	$(556)	$(131)
Total AOCL ending balance	$(10,529)	$(9,783)
1. Reclassified to "Net sales" and "Sundry income (expense) - net."
2. Reclassified to "Provision for income taxes on continuing operations."
3. Reclassified to "Sundry income (expense) - net."
4. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 16 for additional information.
5. Reclassified to "Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 15 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Balance at beginning of period	$553	$1,138
Net income attributable to noncontrolling interests - continuing operations	19	32
Net income attributable to noncontrolling interests - discontinued operations	—	13
Distributions to noncontrolling interests [1]	(1)	(9)
Cumulative translation adjustments	(16)	7
Other	—	(1)
Balance at end of period	$555	$1,180
1.Includes amounts attributable to discontinued operations of $7 million for the three months ended March 31, 2019.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 21 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Defined Benefit Pension Plans:
Service cost	$99	$112
Interest cost	192	241
Expected return on plan assets	(414)	(417)
Amortization of prior service credit	(5)	(6)
Amortization of net loss	192	132
Net periodic benefit cost	$64	$62
Less: Discontinued operations	—	21
Net periodic benefit cost - continuing operations	$64	$41

Other Postretirement Benefit Plans:
Service cost	$2	$2
Interest cost	9	14
Amortization of net gain	(2)	(6)
Net periodic benefit cost	$9	$10

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $290 million to its pension plans in 2020, of which $63 million has been contributed through March 31, 2020.

NOTE 17 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 22 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

In the first quarter of 2020, Dow Inc. granted the following stock-based compensation awards to employees and non-employee directors:

•2.2 million stock options with a weighted-average exercise price of $48.30 per share and a weighted-average fair value of $5.89 per share;
•2.0 million restricted stock units with a weighted-average fair value of $48.00 per share; and
•1.4 million performance stock units with a weighted-average fair value of $48.35 per share.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 23 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

The following table summarizes the fair value of financial instruments at March 31, 2020 and December 31, 2019:

Fair Value of Financial Instruments	Mar 31, 2020				Dec 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$1,233	$—	$—	$1,233	$220	$—	$—	$220
Money market funds	573	—	—	573	408	—	—	408
Total cash equivalents	$1,806	$—	$—	$1,806	$628	$—	$—	$628
Marketable securities	$1	$—	$—	$1	$21	$—	$—	$21
Other investments:
Debt securities:
Government debt [2]	$458	$37	$(33)	$462	$533	$33	$(11)	$555
Corporate bonds	877	43	(84)	836	944	80	(10)	1,014
Total debt securities	$1,335	$80	$(117)	$1,298	$1,477	$113	$(21)	$1,569
Equity securities [3]	8	1	(1)	8	10	6	(1)	15
Total other investments	$1,343	$81	$(118)	$1,306	$1,487	$119	$(22)	$1,584
Total cash equivalents, marketable securities and other investments	$3,150	$81	$(118)	$3,113	$2,136	$119	$(22)	$2,233
Long-term debt including debt due within one year [4]	$(16,697)	$384	$(1,326)	$(17,639)	$(16,410)	$7	$(2,258)	$(18,661)
Derivatives relating to:
Interest rates [5]	$—	$194	$(331)	$(137)	$—	$8	$(283)	$(275)
Foreign currency	—	53	(39)	14	—	101	(21)	80
Commodities [5]	—	133	(286)	(153)	—	59	(115)	(56)
Total derivatives	$—	$380	$(656)	$(276)	$—	$168	$(419)	$(251)
1. The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2. U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
3. Equity securities with a readily determinable fair value.
4. Cost includes fair value hedge adjustment gains of $68 million at March 31, 2020 and $1 million at December 31, 2019 on $2,790 million of debt at March 31, 2020 and $3,490 million of debt at December 31, 2019.
5. Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2020 and 2019:

Investing Results	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Proceeds from sales of available-for-sale securities	$248	$159
Gross realized gains	$16	$6
Gross realized losses	$(7)	$(5)

The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2020 [1]	Cost	Fair Value
In millions
Within one year	$12	$11
One to five years	363	340
Six to ten years	467	437
After ten years	493	510
Total	$1,335	$1,298
1.Includes marketable securities with maturities of less than one year.

The following table provides the fair value and gross unrealized losses of the Company’s investments in debt securities that were deemed to be temporarily impaired at March 31, 2020 and December 31, 2019, aggregated by investment category:

Temporarily Impaired Debt Securities	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
Mar 31, 2020
Government debt [1]	$109	$(22)	$10	$(11)	$119	$(33)
Corporate bonds	407	(66)	24	(18)	431	(84)
Total temporarily impaired debt securities	$516	$(88)	$34	$(29)	$550	$(117)
Dec 31, 2019
Government debt [1]	$55	$(3)	$23	$(8)	$78	$(11)
Corporate bonds	79	(3)	52	(7)	131	(10)
Total temporarily impaired debt securities	$134	$(6)	$75	$(15)	$209	$(21)
1.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities' obligations.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments, for impairment or observable price changes, for the three months ended March 31, 2020. The net unrealized loss recognized in earnings on equity securities totaled $1 million for the three months ended March 31, 2020 ($5 million net unrealized gain for the three months ended March 31, 2019).

Investments in Equity Securities	Mar 31, 2020	Dec 31, 2019
In millions
Readily determinable fair value	$8	$15
Not readily determinable fair value	$190	$189

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at March 31, 2020 and December 31, 2019 were as follows:

Notional Amounts - Net	Mar 31, 2020	Dec 31, 2019
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$921	$922
Foreign currency contracts	$3,472	$6,253
Derivatives not designated as hedging instruments:
Interest rate contracts	$105	$145
Foreign currency contracts	$5,706	$5,567

The notional amounts of the Company's commodity derivatives presented on a net basis at March 31, 2020 and December 31, 2019 were as follows:

Commodity Notionals - Net	Mar 31, 2020	Dec 31, 2019	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	20.0	6.1	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.4	0.1	million barrels of oil equivalent
Power derivatives	80.5	87.5	thousands of megawatt hours

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2021
Foreign currency contracts	2021
Commodity contracts	2022

The following tables provide the fair value and balance sheet classification of derivative instruments at March 31, 2020 and December 31, 2019:

Fair Value of Derivative Instruments		Mar 31, 2020
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$192	$(156)	$36
Foreign currency contracts	Other current assets	109	(80)	29
Commodity contracts	Other current assets	82	(32)	50
Commodity contracts	Deferred charges and other assets	67	(3)	64
Total		$450	$(271)	$179
Derivatives not designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$158	$—	$158
Foreign currency contracts	Other current assets	65	(41)	24
Commodity contracts	Other current assets	22	(4)	18
Commodity contracts	Deferred charges and other assets	1	—	1
Total		$246	$(45)	$201
Total asset derivatives		$696	$(316)	$380

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$156	$(156)	$—
Foreign currency contracts	Accrued and other current liabilities	88	(80)	8
Commodity contracts	Accrued and other current liabilities	152	(32)	120
Commodity contracts	Other noncurrent obligations	148	(3)	145
Total		$544	$(271)	$273
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$331	$—	$331
Foreign currency contracts	Accrued and other current liabilities	71	(40)	31
Commodity contracts	Accrued and other current liabilities	24	(4)	20
Commodity contracts	Other noncurrent obligations	1	—	1
Total		$427	$(44)	$383
Total liability derivatives		$971	$(315)	$656
1. Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Fair Value of Derivative Instruments		Dec 31, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$21	$(13)	$8
Foreign currency contracts	Other current assets	105	(36)	69
Commodity contracts	Other current assets	44	(25)	19
Commodity contracts	Deferred charges and other assets	28	(3)	25
Total		$198	$(77)	$121
Derivatives not designated as hedging instruments:
Interest rate contracts	Other current assets	$14	$(14)	$—
Foreign currency contracts	Other current assets	44	(12)	32
Commodity contracts	Other current assets	18	(3)	15
Total		$76	$(29)	$47
Total asset derivatives		$274	$(106)	$168

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$23	$(13)	$10
Interest rate contracts	Other noncurrent obligations	1	—	1
Foreign currency contracts	Accrued and other current liabilities	46	(36)	10
Commodity contracts	Accrued and other current liabilities	95	(29)	66
Commodity contracts	Other noncurrent obligations	38	(4)	34
Total		$203	$(82)	$121
Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$136	$(14)	$122
Interest rate contracts	Other noncurrent obligations	150	—	150
Foreign currency contracts	Accrued and other current liabilities	23	(12)	11
Commodity contracts	Accrued and other current liabilities	17	(3)	14
Commodity contracts	Other noncurrent obligations	1	—	1
Total		$327	$(29)	$298
Total liability derivatives		$530	$(111)	$419
1. Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $6 million at March 31, 2020 ($5 million at December 31, 2019). Counterparties posted cash collateral of $1 million with the Company at March 31, 2020 ($3 million at December 31, 2019).

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three months ended		Three months ended
In millions	Mar 31, 2020	Mar 31, 2019	Mar 31, 2020	Mar 31, 2019
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$24	$—	Interest expense and amortization of debt discount [3]
Excluded components [4]	3	—	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	—	(106)	—	—	Interest expense and amortization of debt discount
Foreign currency contracts	8	7	4	8	Cost of sales
Foreign currency contracts	—	1	—	—	Sundry income (expense) - net
Commodity contracts	(87)	55	(11)	—	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	22	30	—	—
Excluded components [4]	22	86	14	25	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$(32)	$73	$31	$33
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(6)	$—	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(19)	(32)	Sundry income (expense) - net
Commodity contracts	—	—	11	(12)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(14)	$(44)
Total derivatives	$(32)	$73	$17	$(11)
1. OCI is defined as other comprehensive income (loss).
2. Pretax amounts.
3. Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
4. The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax amounts expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Mar 31, 2020
In millions
Cash flow hedges:
Interest rate contracts	$1
Commodity contracts	$(32)
Foreign currency contracts	$9
Net foreign investment hedges:
Excluded components	$10

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 24 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Mar 31, 2020			Dec 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value
Cash equivalents
Held-to-maturity securities [1]	$—	$1,233	$1,233	$—	$220	$220
Money market funds	—	573	573	—	408	408
Marketable securities	—	1	1	—	21	21
Equity securities [2]	8	—	8	15	—	15
Debt securities: [2]
Government debt [3]	—	462	462	—	555	555
Corporate bonds	20	816	836	22	992	1,014
Derivatives relating to: [4]
Interest rates	—	350	350	—	35	35
Foreign currency	—	174	174	—	149	149
Commodities	31	141	172	23	67	90
Total assets at fair value	$59	$3,750	$3,809	$60	$2,447	$2,507
Liabilities at fair value
Long-term debt including debt due within one year [5]	$—	$17,639	$17,639	$—	$18,661	$18,661
Derivatives relating to: [4]
Interest rates	—	487	487	—	310	310
Foreign currency	—	159	159	—	69	69
Commodities	18	307	325	14	137	151
Total liabilities at fair value	$18	$18,592	$18,610	$14	$19,177	$19,191
1. The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2. The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.
3. U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
4. See Note 18 for the classification of derivatives in the consolidated balance sheets.
5. See Note 18 for information on fair value measurements of long-term debt.
For equity securities calculated at net asset value per share (or its equivalent), the Company had $114 million in private market securities and $22 million in real estate at March 31, 2020 ($117 million in private market securities and $18 million in real estate at December 31, 2019). There are no redemption restrictions and the unfunded commitments on these investments were $66 million at March 31, 2020 ($76 million at December 31, 2019).

Fair Value Measurements on a Nonrecurring Basis
In the first three months of 2020, the Company recognized an additional pretax impairment charge of $6 million related to capital additions made to the biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017. The assets were written down to zero in 2020. The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics. See Note 5 for additional information.

NOTE 20 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") can be found in Note 25 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019:

Assets and Liabilities of Consolidated VIEs	Mar 31, 2020	Dec 31, 2019
In millions
Cash and cash equivalents	$44	$37
Other current assets	52	51
Net property	286	330
Other noncurrent assets	16	18
Total assets [1]	$398	$436
Current liabilities	$115	$141
Long-term debt	30	34
Other noncurrent obligations	19	21
Total liabilities [2]	$164	$196
1. All assets were restricted at March 31, 2020 and December 31, 2019.
2. All liabilities were nonrecourse at March 31, 2020 and December 31, 2019.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2020 and December 31, 2019 are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at March 31, 2020 and December 31, 2019, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Mar 31, 2020	Dec 31, 2019
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$102	$100
1. Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 21 – RELATED PARTY TRANSACTIONS
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and reported transactions with Dow Inc. as related party transactions. From the Merger date through March 31, 2019, TDCC reported transactions with DowDuPont and Historical DuPont and its affiliates as related party transactions.

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board of Directors from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. In the first quarter of 2020, TDCC declared and paid a dividend of $643 million to Dow Inc. (zero in the first quarter of 2019). TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant at March 31, 2020 and December 31, 2019.

DowDuPont
Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. For the three months ended March 31, 2019, TDCC declared and paid dividends to DowDuPont of $535 million.

Historical DuPont and its affiliates
Prior to the separation from DowDuPont, TDCC sold to and procured from Historical DuPont and its affiliates certain raw materials that were consumed in each company's manufacturing process. The following table presents revenue earned and expenses incurred related to transactions with Historical DuPont and its affiliates:

Sales to Historical DuPont and its Affiliates	Three months ended
In millions	Mar 31, 2019
Net sales	$12
Cost of sales	$9

Purchases from Historical DuPont and its affiliates were insignificant for the three months ended March 31, 2019.

NOTE 22 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT (for the three months ended March 31, 2020) and pro forma Operating EBIT (for the three months ended March 31, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the three months ended March 31, 2019 in this footnote as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Mar 31, 2020
Net sales	$4,609	$3,045	$2,065	$51	$9,770
Equity in earnings (losses) of nonconsolidated affiliates	5	(76)	1	(19)	(89)
Dow Inc. Operating EBIT [1]	580	175	162	(74)	843
Three months ended Mar 31, 2019
Net sales	$5,138	$3,480	$2,282	$69	$10,969
Pro forma net sales	5,138	3,489	2,320	69	11,016
Equity in earnings (losses) of nonconsolidated affiliates	38	(48)	—	(4)	(14)
Dow Inc. pro forma Operating EBIT [2]	690	277	271	(95)	1,143
1. Operating EBIT for TDCC for the three months ended March 31, 2020 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to Operating EBIT is provided on the following page.
2. Pro forma Operating EBIT for TDCC for the three months ended March 31, 2019 is the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBIT is provided on the following page.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBIT	Three Months Ended
In millions	Mar 31, 2020
Income from continuing operations, net of tax	$258
+ Provision for income taxes on continuing operations	138
Income from continuing operations before income taxes	$396
- Interest income	15
+ Interest expense and amortization of debt discount	215
- Significant items	(247)
Operating EBIT	$843

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBIT	Three Months Ended
In millions	Mar 31, 2019
Income from continuing operations, net of tax	$156
+ Provision for income taxes on continuing operations	141
Income from continuing operations before income taxes	$297
- Interest income	18
+ Interest expense and amortization of debt discount	241
+ Pro forma adjustments [1]	65
- Significant items	(558)
Pro forma Operating EBIT	$1,143
1.Pro forma adjustments include (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs).

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT and pro forma Operating EBIT:

Significant Items by Segment	Three Months Ended Mar 31, 2020
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(65)	$(65)
Restructuring and asset related charges - net [2]	(6)	—	—	(90)	(96)
Loss on early extinguishment of debt [3]	—	—	—	(86)	(86)
Total	$(6)	$—	$—	$(241)	$(247)
1. Costs related to business separation activities.
2. Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.
3. The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 11 for additional information.

Significant Items by Segment	Three Months Ended Mar 31, 2019
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(402)	$(402)
Restructuring and asset related charges - net [2]	(13)	—	—	(143)	(156)
Total	$(13)	$—	$—	$(545)	$(558)
1. Costs related to business separation activities. Excludes one-time transaction costs directly attributable to the Merger.
2. Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") completed the separation of its materials science business and Dow Inc. became the direct parent company of The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the “Company”), owning all of the outstanding common shares of TDCC. For filings related to the period commencing April 1, 2019 and thereafter, TDCC was deemed the predecessor to Dow Inc., and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and considering that the financial statements and disclosures of each company are substantially similar, the companies are filing a combined report for this Quarterly Report on Form 10-Q. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted.

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

As of the effective date and time of the distribution, DowDuPont does not beneficially own any equity interest in Dow and no longer consolidates Dow and its consolidated subsidiaries into its financial results. The consolidated financial results of Dow for all periods presented reflect the distribution of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) as discontinued operations, as well as reflect the receipt of Historical DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”) as a common control transaction from the closing of the Merger on August 31, 2017. See Note 3 to the Consolidated Financial Statements for additional information.

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

Items Affecting Comparability of Financial Results
As a result of the separation from DowDuPont, pro forma net sales and pro forma Operating EBIT are provided in this section which were based on the consolidated financial statements of TDCC, adjusted to give effect to the separation from DowDuPont as if it had been consummated on January 1, 2017. For the three months ended March 31, 2019, pro forma adjustments have been made for (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva, Inc. ("Corteva") in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs). These adjustments impacted the consolidated results as well as the reportable segments. See Note 22 to the Consolidated Financial Statements for a summary of the pro forma adjustments impacting segment measures for the three months ended March 31, 2019. For further information on the unaudited pro forma financial information, please refer to the Company's Current Report on Form 8-K dated June 3, 2019.

Statement on COVID-19, Oil Supply and Second Quarter Outlook
The pandemic caused by coronavirus disease 2019 ("COVID-19") was first reported in Wuhan, China in December 2019 and has since spread to all geographic regions where Dow produces and sells its products. Financial markets have been volatile in 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with a significant drop in oil prices that began in early March 2020, driven by a collapse in demand due to the global spread of COVID-19 combined with increased supply from oil producers.

The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. The Company has manufacturing operations and sales offices in all impacted geographic regions. Most of the Company’s manufacturing facilities have been designated essential operations by local governments. As a result, nearly all of the Company’s manufacturing sites and facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures as directed by Dow's

Crisis Management Teams (“CMTs”). The CMTs continue to work closely with site leadership to address the rapidly evolving situation and are adjusting alert levels as warranted on a site by site basis. The Company has also implemented necessary procedures to enable a significant portion of its employee base to work remotely. For much of March and continuing throughout April, nearly two-thirds of the Company's workforce was working remotely.

As the COVID-19 outbreak was identified and spread in China, the Company mobilized its Corporate CMT and Asia Pacific CMT to provide information and guidance to Company leadership and directed its workforce in China to institute crisis management protocols, including travel restrictions and other safety measures and adherence to government-directed guidelines. As the virus began to spread to other countries and geographic regions, and the effects of disrupted operations and supply chains began to be realized, each regional CMT established crisis management protocols and safety guidelines by region, country and/or manufacturing site. These teams have directed actions including imposing additional travel restrictions, transitioning large meetings from in-person to virtual formats, continuously assessing the Company’s information technology infrastructure to ensure readiness for a larger than ever remote workforce, staying well connected to customers, suppliers and business partners, planning for return to the workplace and continuously making operational adjustments as needed to ensure continued safety of the Company’s workforce and assets, while also ensuring the ability to continue to supply products to meet the world’s essential needs and evolving market demands.

During this public health crisis, the Company is focused on the health and safety of its employees, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. As many of Dow’s businesses and products are deemed essential to critical global infrastructure, it is imperative that the Company continues to supply materials science solutions used in vital applications, including medical equipment and infrastructure, such as hospital beds and IV components; medical supplies and hand sanitizer; disposable non-woven plastics, surgical masks, tubing and vials and medical supply packaging; as well as personal and home hygiene and sanitization such as hard surface disinfectants, laundry detergent and hand soaps; and food supply and packaging. While the Company’s manufacturing sites have largely continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment, supply chain disruptions and related logistical issues have posed challenges across all modes of transportation. Supply chain and logistical challenges are expected to continue in the second quarter of 2020.

In response to global needs related to the COVID-19 pandemic, in March 2020 the Company announced plans to produce hand sanitizer at five of its manufacturing sites around the world: Auburn, Michigan; South Charleston, West Virginia; Seneffe, Belgium; Hortolandia, Brazil and Stade, Germany. The Company does not regularly produce hand sanitizer, but already produces a large portion of the required ingredients at certain sites. A majority of the hand sanitizer produced is being donated to health systems and government agencies for distribution. Also, in April 2020, to help address the need for personal protective equipment ("PPE") among healthcare professionals, Dow developed a simplified face shield design and shared the design through an open-source file to help accelerate production rates of the critically-needed PPE. The Company is collaborating to produce 100,000 face shields for donation to the state of Michigan for distribution to hospitals and seeks to partner with other companies to continue to develop this critical PPE.

In March 2020, Dow announced a commitment of $3 million to aid COVID-19 relief efforts worldwide. This included $2 million for immediate support of impacts caused by COVID-19, including donations to the COVID-19 Solidarity Fund, Direct Relief, and local and regional nonprofit organizations in Dow communities around the globe and $1 million to build community resilience in the recovery phase. The Company is also providing ways for employees to stay engaged and contribute through virtual volunteering and financial donations to front-line organizations.

Global markets have also been impacted by reduced demand for oil caused by the economic impact of the COVID-19 pandemic and a lack of support by oil producing nations to cut supply. These factors resulted in significant declines in crude oil prices in March 2020 that have extended through April 2020. Prices are expected to remain volatile until supply/demand conditions become more balanced. Declines in crude oil prices impact the pace of oil drilling in the U.S. & Canada, which makes natural gas, a significant by-product of oil drilling and the primary feedstock used in the U.S. by Dow and other ethylene producers, less cost advantaged. However, the Company has unmatched feedstock flexibility, driven by manufacturing assets that have the ability to produce ethylene from natural gas liquids or crude oil-based feedstocks, significant naphtha-based production capabilities, as well as comprehensive financial and physical hedging programs. Therefore, although a continuation of suppressed crude oil prices could result in additional margin compression, the Company’s feedstock flexibility, fully integrated feedstock position and differentiated product portfolio positions the Company well to respond to the current challenges.

The Company started 2020 with significant committed and available liquidity facilities. As markets became more volatile and uncertain during the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities and partially monetizing investments in Company-owned life insurance policies. At

March 31, 2020, the Company had more than $8 billion of committed and available forms of liquidity and $3.6 billion in cash and cash equivalents. The Company has no substantive long-term debt maturities until the second half of 2023.

The Company experienced mixed sales results in the first quarter as global demand has been dynamic as a result of the pandemic and suppressed oil prices. Sequentially, the quarter started with reduced demand in Asia Pacific, while increased demand was noted in Europe, Middle East, Africa and India ("EMEAI") and Latin America. Demand softened slightly in February in U.S. & Canada, EMEAI and Latin America while Asia Pacific reported modest improvement, primarily in China. Demand in March showed strong growth in EMEAI and U.S. & Canada and volume also increased in Asia Pacific. While the Company has noted reduced demand for products used in durable goods applications, including appliances, automotive and furniture and bedding, demand has remained strong for products utilized in consumer applications, such as cleaning and detergent ingredients and food, health and hygiene packaging. These demand patterns are expected to continue in the second quarter of 2020. Local prices also declined in the first quarter of 2020, largely impacted by lower global energy prices. See Results of Operations in this report for additional discussion on first quarter results.

The Company expects results of operations in the second quarter of 2020 will be negatively impacted as a result of the COVID-19 pandemic coupled with challenging oil supply/demand balances. Sales are estimated to decline 10 to 20 percent sequentially, with declines in all geographic regions, except Asia Pacific, and all operating segments. Local price is expected to decline in all operating segments due to lower feedstock and raw material costs – as a result of the declines in global energy prices - as well as demand reductions due to the COVID-19 pandemic. Global demand softness is expected in all operating segments which will result in margin compression. This outlook assumes the COVID-19 virus containment will continue in the coming weeks. It also assumes a gradual and sustainable return of global economic activity and reopening of economies in May and June, with an expected recovery beginning to take hold as the year progresses. Dow expects the largest global economic impact – and chemical industry impact – due to COVID-19 and lower global energy prices will be in the second quarter of 2020.

The Company has taken immediate and additional proactive measures to further strengthen its financial position. These actions include: further reducing the 2020 capital expenditure target to $1.25 billion; trimming operating expenses by $350 million; and unlocking another $500 million from working capital. The Company is also temporarily suspending share repurchases and will delay planned maintenance turnaround spending, where appropriate, without compromising safety and while also ensuring ability to serve customer needs. In addition, on April 30, 2020, the Company announced it is temporarily idling select manufacturing facilities to balance production to demand across markets more severely affected by restrained economic activity. This includes the idling of three polyethylene production units and two elastomers units for at least one month; running Dow's polyurethanes assets, including propylene oxide and methylene diphenyl diisocyanate ("MDI"), at reduced operating rates; reducing siloxanes rates globally and extending a planned maintenance turnaround at a silicones production unit in Zhangjiagang, China into May. Operationally, the Company will continue to take advantage of its global footprint and industry-leading asset capabilities, remain close to customers and ensure availability of products essential to consumers and instrumental to containing the global pandemic, such as hand sanitizer and materials for PPE. Dow is proud of the critical role the Company and industry continue to play during these extraordinary times and is confident that the actions being taken will position Dow to emerge even stronger when the global economy rebounds.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic and suppressed oil prices cannot be reasonably estimated. The Company acknowledges that a prolonged pandemic, suppressed oil prices and corresponding market volatility could have a materially adverse effect on the Company’s results of operations, financial condition and cash flows. The risks associated with these conditions are more fully discussed in this report in Part II, Item 1A, Risk Factors. The Company is actively monitoring for potential financial impacts from the pandemic and suppressed oil prices, including, but not limited to: gauging the financial health of its customers; assessing liquidity; evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating ongoing appropriateness of its estimates.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The Company continues to assess the potential impacts of this legislation on its financial position and results of operations.

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended March 31, 2020:

•The Company reported net sales in the first quarter of 2020 of $9.8 billion, down 11 percent from $11.0 billion in the first quarter of 2019, with declines across all geographic regions and segments. These declines were due to a decrease in local price of 9 percent, a volume decline of 2 percent and a 1 percent unfavorable currency impact. Portfolio & Other was up 1 percent.

•Local price decreased 9 percent compared with the same period last year, with decreases in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 9 percent) and Performance Materials & Coatings (down 8 percent). Local price decreased in all geographic regions, including double-digit declines in Latin America and U.S. & Canada, while Asia Pacific was down 8 percent and EMEAI was down 7 percent.

•Volume decreased 2 percent compared with the first quarter of 2019. Packaging & Specialty Plastics was flat. Volume decreased in Industrial Intermediates & Infrastructure (down 3 percent) and Performance Materials & Coatings (down 4 percent). Volume declined in all geographic regions, except Latin America.

•Currency had an unfavorable impact of 1 percent on net sales, primarily driven by EMEAI (down 2 percent) and Asia Pacific (down 1 percent).

•Research and development ("R&D") expenses were $179 million in the first quarter of 2020, compared with $190 million in the first quarter of 2019. Selling, general and administrative ("SG&A") expenses were $334 million in the first quarter of 2020, down from $448 million in the first quarter of 2019. R&D and SG&A expenses decreased primarily due to the impact of stock market declines on certain fringe benefits as well as cost reductions. SG&A expenses were also favorably impacted in the first quarter of 2020 by the reversal of a bad debt reserve related to an arbitration judgment.

•Restructuring and asset related charges - net were $96 million in the first quarter of 2020, primarily reflecting final charges related to restructuring actions under the DowDuPont Cost Synergy Program.

•Integration and separation costs were $65 million in the first quarter of 2020, down from $452 million in the first quarter of 2019, reflecting the wind-down of business separation activities.

•Equity in losses of nonconsolidated affiliates was $89 million in the first quarter of 2020, compared with $14 million in the first quarter of 2019, primarily due to lower equity earnings from the Kuwait joint ventures and the Thai joint ventures.

•Sundry income (expense) - net for Dow Inc. and TDCC was expense of $81 million and expense of $82 million, respectively, in the first quarter of 2020, compared with income of $69 million in the first quarter of 2019. Sundry income (expense) - net decreased primarily due to a net loss of $86 million related to the early extinguishment of debt and foreign currency exchange losses in the first quarter of 2020 compared with foreign currency exchange gains in the first quarter of 2019, as well as a decrease in non-operating pension and postretirement benefit plan credits compared with the first quarter of 2019.

•Net income available for Dow Inc. and TDCC common stockholder(s) was $239 million in the first quarter of 2020, compared with $556 million in the first quarter of 2019. Earnings per share for Dow Inc. was $0.32 per share in the first quarter of 2020, compared with earnings per share of $0.74 in the first quarter of 2019 (earnings per share from continuing operations of $0.16 per share in the first quarter of 2019).

•On February 13, 2020, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, paid on March 13, 2020, to shareholders of record on February 28, 2020.

•On February 25, 2020, TDCC announced the completion of a public offering of €2.25 billion aggregate principal amount of its notes. TDCC issued €1.0 billion of its 0.50 percent notes due 2027, €750 million of its 1.125 percent notes due 2032 and €500 million of its 1.875 percent notes due 2040 (collectively, the “Euro Notes”). The Euro Notes have a weighted average coupon rate of approximately 1.0 percent. In the first quarter of 2020, net proceeds from the Euro Notes were used to fund the redemption of existing notes and/or repay indebtedness, including repayment by Dow Silicones of $750 million of the outstanding $2.0 billion principal under a certain third party credit agreement (“Term Loan Facility”) and full redemption of TDCC’s 3.0 percent Notes due November 15, 2022, of which approximately $1.25 billion was outstanding.

•Dow Inc. repurchased $125 million of the Company's common stock in the first quarter of 2020.

•In March 2020, Dow announced a commitment of $3 million to aid COVID-19 relief efforts worldwide. This includes $2 million for immediate support of impacts caused by COVID-19, including donations to the COVID-19 Solidarity Fund, Direct Relief, and local and regional nonprofit organizations in Dow communities around the globe and $1 million to build community resilience in the recovery phase.

•In response to global needs related to COVID-19, in March 2020 the Company announced plans to produce hand sanitizer at five of its manufacturing sites around the world: Auburn, Michigan; South Charleston, West Virginia; Seneffe, Belgium; Hortolandia, Brazil and Stade, Germany. A majority of the hand sanitizer produced will be donated to health systems and government agencies for distribution.

In addition to the highlights above, the following events occurred subsequent to the first quarter of 2020:

•Effective April 9, 2020, following the Company's Annual Meeting of Stockholders ("2020 Meeting") Dow Inc.'s Board elected Jim Fitterling, Dow’s Chief Executive Officer, as Chairman. In connection with that election, the Board elected Jeff M. Fettig to serve as Lead Director until the 2021 Annual Meeting of Stockholders or until a successor is duly elected and qualified. The Company also announced that Jill S. Wyant, executive vice president and president of global regions at Ecolab, Inc., was elected to the Board at the 2020 Meeting and Ruth G. Shaw retired from the Board following the 2020 Meeting after 15 years of exemplary leadership, in accordance with director tenure requirements of the Company's Corporate Governance Guidelines.

•On April 9, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 12, 2020, to shareholders of record as of May 29, 2020.

•On April 9, 2020, Standard & Poor's ("S&P") announced a credit rating change for Dow from BBB and A-2 to BBB- and A-3, maintaining stable outlook. The decision was made as part of S&P’s broader review of the chemicals sector, in light of the global impact of COVID-19 and lower oil prices. S&P is one of three credit rating agencies, and the only one to have adjusted Dow’s rating. On April 13, 2020, Fitch re-affirmed Dow’s BBB+ and F2 rating, and revised its outlook to negative from stable. The decision was made as part of Fitch’s annual review process.

•In April 2020, Dow announced the Company had developed a simplified face shield design and shared the design through an open-source file to help accelerate production rates of the critically-needed personal protective equipment. The Company is collaborating to produce 100,000 face shields for donation to the state of Michigan for distribution to hospitals and seeks to partner with other companies to continue to develop this critical PPE.

•On April 30, 2020, the Company announced the temporary idling or rate reductions of select manufacturing units to balance production with demand across markets more severely affected by restrained economic activity. This includes the idling of three polyethylene production units and two elastomers productions units for at least one month; running Dow's polyurethanes assets, including propylene oxide and methylene diphenyl diisocyanate ("MDI"), at reduced operating rates; reducing siloxane rates globally and extending a planned maintenance turnaround at a silicones production unit in Zhangjiagang, China into May.

Selected Financial Data - Dow Inc. and TDCC	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Net sales	$9,770	$10,969

Cost of sales ("COS")	$8,230	$9,142
Percent of net sales	84.2%	83.3%

R&D	$179	$190
Percent of net sales	1.8%	1.7%

SG&A	$334	$448
Percent of net sales	3.4%	4.1%

Effective tax rate	34.8%	47.5%

Net income available for common stockholder(s)	$239	$556

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales, pro forma net sales and sales variances by segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Net sales	$9,770	$10,969
Pro forma net sales		$11,016

Sales Variances by Segment and Geographic Region - As Reported
	Three Months Ended Mar 31, 2020
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(9)%	(1)%	—%	—%	(10)%
Industrial Intermediates & Infrastructure	(9)	(1)	(3)	—	(13)
Performance Materials & Coatings	(8)	(1)	(4)	3	(10)
Total	(9)%	(1)%	(2)%	1%	(11)%
U.S. & Canada	(10)%	—%	(2)%	2%	(10)%
EMEAI	(7)	(2)	(3)	—	(12)
Asia Pacific	(8)	(1)	(4)	1	(12)
Latin America	(13)	—	5	—	(8)
Total	(9)%	(1)%	(2)%	1%	(11)%
1. Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Net sales in the first quarter of 2020 were $9.8 billion, down 11 percent from $11.0 billion in the first quarter of last year, primarily due to a decrease in local price, a decrease in volume, an unfavorable impact from currency, and a favorable impact of Portfolio & Other. Sales decreased in all geographic regions and operating segments. Local price decreased 9 percent, primarily in response to lower feedstock and raw material costs, as well as unfavorable supply and demand fundamentals. Local price decreased in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 9 percent), in Performance Materials & Coatings (down 8 percent) and all geographic regions. Volume decreased 2 percent with declines in all geographic regions, except Latin America (up 5 percent). Volume was flat in Packaging & Specialty Plastics and decreased in Industrial Intermediates & Infrastructure (down 3 percent) and Performance Materials & Coatings (down 4 percent). The onset of the COVID-19 pandemic contributed to the volume decrease, primarily in Asia Pacific and in Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Currency unfavorably impacted net sales 1 percent compared with the same period last year, driven primarily by EMEAI (down 2 percent) and Asia Pacific (down 1 percent). Portfolio & Other favorably impacted net sales 1 percent and was flat in all segments with the exception of Performance Materials & Coatings (up 3 percent).

Sales Variances by Segment and Geographic Region - Pro Forma Basis
	Three months ended Mar 31, 2020
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(9)%	(1)%	—%	(10)%
Industrial Intermediates & Infrastructure	(9)	(1)	(3)	(13)
Performance Materials & Coatings	(7)	(1)	(3)	(11)
Total	(8)%	(1)%	(2)%	(11)%
Total, excluding the Hydrocarbons & Energy business	(9)%	(1)%	(1)%	(11)%
U.S. & Canada	(9)%	—%	(1)%	(10)%
EMEAI	(7)	(2)	(3)	(12)
Asia Pacific	(7)	(1)	(4)	(12)
Latin America	(13)	—	4	(9)
Total	(8)%	(1)%	(2)%	(11)%

Net sales in the first quarter of 2020 were $9.8 billion, down 11 percent from pro forma net sales of $11.0 billion in the first quarter of last year, primarily due to a decrease in local price, a decrease in volume, and an unfavorable impact from currency. Sales decreased in all geographic regions and operating segments. Local price decreased 8 percent, primarily in response to lower feedstock and raw material costs, as well as unfavorable supply and demand fundamentals. Local price decreased in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 9 percent), in Performance Materials & Coatings (down 7 percent) and in all geographic regions. Volume decreased 2 percent with declines in all geographic regions, except Latin America (up 4 percent). Volume decreased 1 percent excluding the Hydrocarbons & Energy business. Volume was flat in Packaging & Specialty Plastics and decreased in Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both down 3 percent). The onset of the COVID-19 pandemic contributed to the overall volume decrease, primarily in Asia Pacific and in Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Currency unfavorably impacted net sales 1 percent compared with the same period last year, driven primarily by EMEAI (down 2 percent) and Asia Pacific (down 1 percent).

Cost of Sales
COS was $8.2 billion in the first quarter of 2020, down from $9.1 billion in the first quarter of 2019, primarily due to lower feedstock and other raw material costs and decreased sales volume. COS as a percentage of net sales in the first quarter of 2020 was 84.2 percent (83.3 percent in the first quarter of 2019).

Research and Development Expenses
R&D expenses totaled $179 million in the first quarter of 2020, compared with $190 million in the first quarter of 2019. R&D expenses decreased primarily due to the impact of stock market declines on certain fringe benefits as well as cost reductions.

Selling, General and Administrative Expenses
SG&A expenses were $334 million in the first quarter of 2020, down from $448 million in the first quarter of 2019. SG&A expenses decreased primarily due to the impact of stock market declines on certain fringe benefits, cost reductions and stranded cost removal. SG&A expenses were also favorably impacted in the first quarter of 2020 by the reversal of a bad debt reserve related to an arbitration judgment.

Amortization of Intangibles
Amortization of intangibles was $100 million in the first quarter of 2020, down from $116 million in the first quarter of 2019. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

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

For the three months ended March 31, 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs, related to the Corporate segment. These are the final charges related to the Synergy Program. For the three months ended March 31, 2019, the Company recorded pretax restructuring charges of $144 million, consisting of severance and related benefit costs of $52 million, asset write-downs and write-offs of $76 million and costs associated with exit and disposal activities of $16 million. The Company expects cash expenditures related to the Synergy Program to be substantially complete by the end of 2020.

Asset Related Charges
The Company recognized an additional pretax impairment charge of $6 million for the three months ended March 31, 2020, related to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charge of $12 million for the three months ended March 31, 2019). The impairment charge was related to the Packaging & Specialty Plastics segment. See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring and asset related charges, including charges by segment.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $65 million in the first quarter of 2020, down from $452 million in the first quarter of 2019. Further decreases in integration and separation costs are expected as business separation activities wind down. Integration and separation costs are related to the Corporate segment.

Equity in Losses of Nonconsolidated Affiliates
The Company's share of the equity in losses of nonconsolidated affiliates was a loss of $89 million in the first quarter of 2020, compared with a loss of $14 million in the first quarter of 2019, primarily due to lower equity earnings from the Kuwait joint ventures (due to lower monoethylene glycol prices) and lower equity earnings from the Thai joint ventures. See Note 9 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

For the three months ended March 31, 2020, "Sundry income (expense) - net" was expense of $81 million for Dow Inc. and expense of $82 million for TDCC compared with income of $69 million for the three months ended March 31, 2019. "Sundry income (expense) - net" decreased primarily due to an $86 million loss on the early extinguishment of debt (related to the Corporate segment) and foreign currency exchange losses for the three months ended March 31, 2020 compared with foreign currency exchange gains for the three months ended March 31, 2019, as well as a decrease in non-operating pension and postretirement benefit plan credits. See Notes 11, 16 and 22 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $215 million in the first quarter of 2020, down from $241 million in the first quarter of 2019. The decrease is primarily due to the redemption of long-term debt in 2019.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate for the first quarter of 2020 for both Dow Inc. and TDCC was 34.8 percent, compared with 47.5 percent for the first quarter of 2019. The tax rate in the first quarter of 2020 was unfavorably impacted by geographic mix of earnings, equity losses and non-deductible restructuring costs. The tax rate in the first quarter of 2019 was unfavorably impacted by non-deductible restructuring costs and tax impacts related to spin preparation activities and favorably impacted by tax benefits related to the issuance of stock-based compensation and deferred tax remeasurement in foreign jurisdictions.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $445 million in the first quarter of 2019, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 3 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests from continuing operations was $19 million in the first quarter of 2020, down from $32 million in the first quarter of 2019.

Net income attributable to noncontrolling interests from discontinued operations was zero in the first quarter of 2020, compared with $13 million in the first quarter of 2019.

Net Income Available for the Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $239 million, or $0.32 per share, in the first quarter of 2020, compared with $556 million, or $0.74 per share, in the first quarter of 2019. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $239 million in the first quarter of 2020, compared with $556 million in the first quarter of 2019. Following the separation from DowDuPont, TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT for the three months ended March 31, 2020 and pro forma Operating EBIT for the three months ended March 31, 2019, as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the three months ended March 31, 2019, as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation from DowDuPont which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont. See Note 22 to the Consolidated Financial Statements for reconciliations of these measures and a summary of the pro forma adjustments impacting segment measures for the three months ended March 31, 2019.

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

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Net sales	$4,609	$5,138
Pro forma net sales		$5,138
Operating EBIT	$580
Pro forma Operating EBIT		$690
Equity earnings	$5	$38

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(9)%
Currency	(1)
Volume	—
Portfolio & other	—
Total	(10)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(9)%
Currency	(1)
Volume	—
Total	(10)%
1. As reported net sales for the three months ended March 31, 2020 compared with pro forma net sales for the three months ended March 31, 2019.

Packaging & Specialty Plastics net sales were $4,609 million in the first quarter of 2020, down 10 percent from net sales and pro forma net sales of $5,138 million in the first quarter of 2019, with local price down 9 percent, an unfavorable currency impact of 1 percent, primarily in EMEAI, and volume flat. Local price decreased in both businesses and across all geographic regions driven by reduced polyethylene product prices and lower global energy prices. Price declines were reported in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, declined by approximately 20 percent compared with the first quarter of 2019. Volume decreased in Hydrocarbons & Energy, primarily in Latin America and EMEAI, due to lower ethylene sales from increased internal derivative consumption. Volume increased in Packaging and Specialty Plastics in Asia Pacific, in spite of lower activity and demand in China due to the onset of the COVID-19 pandemic, and Latin America, more than offsetting declines in U.S. & Canada and EMEAI. Packaging and Specialty Plastics volume growth was driven by strong end-market growth in health and hygiene, rigid packaging and flexible food and specialty packaging applications.

Operating EBIT was $580 million in the first quarter of 2020, down 16 percent from pro forma Operating EBIT of $690 million in the first quarter of 2019. Operating EBIT decreased primarily due to lower polyethylene margins and reduced equity earnings, which more than offset volume gains in packaging applications.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, infrastructure and oil and gas. The global scale and reach of these businesses, world-class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider, offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others. This segment also includes a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Net sales	$3,045	$3,480
Pro forma net sales		$3,489
Operating EBIT	$175
Pro forma Operating EBIT		$277
Equity losses	$(76)	$(48)

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(9)%
Currency	(1)
Volume	(3)
Portfolio & other	—
Total	(13)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(9)%
Currency	(1)
Volume	(3)
Total	(13)%
1. As reported net sales for the three months ended March 31, 2020 compared with pro forma net sales for the three months ended March 31, 2019.

Industrial Intermediates & Infrastructure net sales were $3,045 million in the first quarter of 2020, down 13 percent from $3,480 million in the first quarter of 2019. Net sales decreased 13 percent compared with pro forma net sales of $3,489 million in the same quarter last year, driven by local price declines of 9 percent, volume down 3 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and all geographic regions. The decrease in local price was primarily driven by lower feedstock and other raw material costs. Volume decreased in Polyurethanes & Construction Chemicals in all geographic regions except EMEAI, which increased slightly, and was attributable to weaker demand in furniture and bedding as well as automotive and aircraft deicing applications. The most significant volume decline was in Asia Pacific, particularly in China, primarily due to the impact of the onset of the COVID-19 pandemic. Volume increased in Industrial Solutions in all geographic regions except EMEAI, which decreased slightly. The overall increase in volume was attributable to stronger demand in surfactants and solvents used in cleaning applications, partially offset by weaker demand in oil and gas applications.

Operating EBIT was $175 million in the first quarter of 2020, down 37 percent from pro forma Operating EBIT of $277 million in the first quarter of 2019. Operating EBIT decreased as a result of margin compression in polyurethanes applications, lower equity earnings from the Kuwait joint ventures and softer demand, which was partially offset by lower planned maintenance turnaround costs.

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

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Net sales	$2,065	$2,282
Pro forma net sales		$2,320
Operating EBIT	$162
Pro forma Operating EBIT		$271
Equity earnings	$1	$—

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(8)%
Currency	(1)
Volume	(4)
Portfolio & other	3
Total	(10)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(7)%
Currency	(1)
Volume	(3)
Total	(11)%
1. As reported net sales for the three months ended March 31, 2020 compared with pro forma net sales for the three months ended March 31, 2019.

Performance Materials & Coatings net sales were $2,065 million in the first quarter of 2020, down 10 percent from net sales of $2,282 million in the first quarter of 2019. Net sales decreased 11 percent compared with pro forma net sales of $2,320 million in the same quarter last year, with local price down 7 percent, volume down 3 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and all geographic regions. Consumer Solutions local price declined primarily due to lower pricing in upstream siloxanes across all geographic regions due to additional industry supply. Local price decreased in Coatings & Performance Monomers in response to lower feedstock and other raw material costs. Volume declines in EMEAI and Asia Pacific, which reflected the impact from the onset of the COVID-19 pandemic, were partially offset by growth in U.S. & Canada and Latin America. Consumer Solutions volume decreased due to lower demand in Asia Pacific and EMEAI, partially offset by demand growth in upstream siloxanes and home and personal care end-markets in U.S & Canada and Latin America. Coatings & Performance Monomers volume increased driven by higher merchant sales of acrylates and methacrylates as well as strong demand for industrial coatings applications, primarily in U.S. & Canada.

Operating EBIT was $162 million in the first quarter of 2020, down 40 percent from pro forma Operating EBIT of $271 million in the first quarter of 2019. Operating EBIT decreased primarily due to margin compression in upstream siloxanes as well as increased planned maintenance turnaround spending.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended
In millions	Mar 31, 2020	Mar 31, 2019
Net sales	$51	$69
Pro forma net sales		$69
Operating EBIT	$(74)
Pro forma Operating EBIT		$(95)
Equity losses	$(19)	$(4)
Net sales for Corporate, which primarily relate to the Company's insurance operations, were $51 million in the first quarter of 2020, a decrease from net sales and pro forma net sales of $69 million in the first quarter of 2019.

Operating EBIT was a loss of $74 million in the first quarter of 2020, compared with a pro forma Operating EBIT loss of $95 million in the first quarter of 2019. Operating EBIT improved primarily due to cost reductions and stranded cost removal throughout 2019.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,633 million at March 31, 2020 and $2,367 million at December 31, 2019, of which $1,603 million at March 31, 2020 and $986 million at December 31, 2019 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2020, Dow has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Three Months Ended		Three Months Ended
	Mar 31, 2020	Mar 31, 2019	Mar 31, 2020	Mar 31, 2019
In millions
Cash provided by (used for):
Operating activities - continuing operations	$1,236	$1,043	$1,239	$1,043
Operating activities - discontinued operations	3	338	—	338
Operating activities	1,239	1,381	1,239	1,381
Investing activities - continuing operations	(153)	(464)	(153)	(464)
Investing activities - discontinued operations	—	(34)	—	(34)
Investing activities	(153)	(498)	(153)	(498)
Financing activities - continuing operations	265	(615)	265	(615)
Financing activities - discontinued operations	—	(18)	—	(18)
Financing activities	265	(633)	265	(633)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	30	(86)	30
Cash reclassified as held for sale	—	(97)	—	(97)
Summary
Increase in cash, cash equivalents and restricted cash	1,265	183	1,265	183
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$3,645	$2,947	$3,645	$2,947
Less: Restricted cash and cash equivalents, included in "Other current assets"	12	43	12	43
Cash and cash equivalents at end of period	$3,633	$2,904	$3,633	$2,904

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations increased in the first three months of 2020 compared with the first three months of 2019. The improvement was primarily due to an increase in cash earnings, a decrease in performance-based compensation payments and severance payments, a cash receipt for the refund of withholding tax related to the Nova ethylene asset matter and improvements in working capital, which were partially offset by a decrease in dividends received from nonconsolidated affiliates and the absence of advance payments from customers received in the first three months of 2019.

Net Working Capital	Dow Inc.		TDCC
	Mar 31, 2020	Mar 31, 2019	Mar 31, 2020	Mar 31, 2019
In millions
Current assets	$18,138	$19,651	$18,059	$19,651
Current liabilities	11,121	12,737	10,624	12,737
Net working capital	$7,017	$6,914	$7,435	$6,914
Current ratio	1.63:1	1.54:1	1.70:1	1.54:1

Working Capital Metrics	Three Months Ended
	Mar 31, 2020	Mar 31, 2019

Days sales outstanding in receivables [1]	45	47
Days sales in inventory	69	68
Days payables outstanding [2]	63	66
1. The decrease in days sales outstanding in receivables was primarily due to a decrease in average accounts receivable, which more than offset a decrease in net sales.
2. The decrease in days payables outstanding was primarily due to a decrease in average accounts payable, which more than offset a decrease in COS.

Cash provided by operating activities from discontinued operations decreased in the first three months of 2020 compared with the first three months of 2019 due to the separation of AgCo and SpecCo on April 1, 2019. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities from continuing operations in the first three months of 2020 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates (related to Sadara), which were partially offset by proceeds from sales and maturities of investments, and included partial monetization of the Company's investment in company-owned life insurance policies. Cash used for investing activities from continuing operations in the first three months of 2019 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures, including capital expenditures of consolidated variable interest entities, were $395 million in the first three months of 2020, compared with $442 million in the first three months of 2019. The Company expects full year capital spending in 2020 to be approximately $1.25 billion. The Company will adjust its spending through the year as economic conditions develop.

In the first three months of 2020, the Company loaned $114 million to Sadara. The Company expects to loan Sadara up to $500 million in 2020. Due to the potential for Dow to continue providing financial support to Sadara, the Company will continue to recognize its share of equity losses reported by Sadara.

Cash used in investing activities from discontinued operations in the first three months of 2019 was primarily for capital expenditures, partially offset by proceeds from the sale of property and businesses and proceeds from sales of ownership interests in nonconsolidated affiliates.

Cash Flows from Financing Activities
Cash provided by financing activities from continuing operations in the first three months of 2020 included proceeds from issuance of long-term debt and an increase in short-term notes payable, which were partially offset by payments on long-term debt and transaction financing, debt issuance and other costs. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock and TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities from continuing operations in the first three months of 2019 included dividends paid to DowDuPont and payments on long-term debt. See Note 11 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

Cash used for financing activities from discontinued operations in the first three months of 2019 primarily related to distributions to noncontrolling interests and employee taxes paid for share-based payment arrangements.

Dow Inc. Non-GAAP Cash Flow Measures
Free Cash Flow
Dow defines free cash flow as cash flows from operating activities - continuing operations, less capital expenditures. Under this definition, free cash flow represents the cash generated by the Company from operations after investing in its asset base. Free cash flow, combined with cash balances and other sources of liquidity, represents the cash available to fund obligations and provide returns to shareholders. Free cash flow is an integral financial measure used in the Company's financial planning process.

Operating EBITDA and Pro Forma Operating EBITDA
Dow defines Operating EBITDA (for the three months ended March 31, 2020) as earnings (i.e., "Income from continuing operations before income taxes") before interest, depreciation and amortization, excluding the impact of significant items. Pro forma Operating EBITDA (for the three months ended March 31, 2019) is defined as earnings (i.e., "Income from continuing operations before income taxes") before interest, depreciation and amortization, plus pro forma adjustments, excluding the impact of significant items.

Cash Flow Conversion (Operating EBITDA or Pro Forma Operating EBITDA to Cash Flow From Operations)
Dow defines cash flow conversion (Operating EBITDA or pro forma Operating EBITDA to cash flow from operations) as cash flows from operating activities - continuing operations, divided by Operating EBITDA or pro forma Operating EBITDA. Management believes cash flow conversion is an important financial metric as it helps the Company determine how efficiently it is converting its earnings to cash flow.

These financial measures are not recognized in accordance with U.S. GAAP and should not be viewed as alternatives to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, Dow's definitions may not be consistent with the methodologies used by other companies.

Reconciliation of Free Cash Flow	Three Months Ended
	Mar 31, 2020	Mar 31, 2019
In millions
Cash provided by operating activities - continuing operations (GAAP)	$1,236	$1,043
Capital expenditures	(395)	(442)
Free cash flow (Non-GAAP)	$841	$601

Reconciliation of Cash Flow Conversion (Operating EBITDA or Pro Forma Operating	Three Months Ended
EBITDA to Cash Flow From Operations)	Mar 31, 2020	Mar 31, 2019 [1]
In millions
Income from continuing operations, net of tax (GAAP)	$258	$156
+ Provision for income taxes on continuing operations	138	141
Income from continuing operations before income taxes	$396	$297
- Interest income	15	18
+ Interest expense and amortization of debt discount	215	241
+ Pro forma adjustments ²	—	65
- Significant items ³	(247)	(558)
Operating EBIT (Non-GAAP)	$843	$1,143
+ Depreciation and amortization	724	743
Operating EBITDA (Non-GAAP)	$1,567	$1,886
Cash flows from operating activities - continuing operations (GAAP)	$1,236	$1,043
Cash flow conversion (Operating EBITDA or pro forma Operating EBITDA to cash flow from operations) (Non-GAAP)	78.9%	55.3%
1. Operating EBIT, depreciation and amortization and Operating EBITDA for the three months ended March 31, 2019 are presented on a pro forma basis.
2. Pro forma adjustments for the three months ended March 31, 2019 include: (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs).
3. Includes integration and separation costs, restructuring and asset related charges - net and loss on early extinguishment of debt. See Note 22 to the Consolidated Financial Statements for additional information.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders, share repurchases and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include TDCC's U.S. and Euromarket commercial paper programs, committed and uncommitted credit facilities, a committed accounts receivable facility, a U.S. retail note program (“InterNotes®”) and other debt markets.

The Company started 2020 with significant committed and available liquidity facilities. As markets became more volatile and uncertain during the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities and partially monetizing investments in Company-owned life insurance policies. At March 31, 2020, the Company had more than $8 billion of committed and available forms of liquidity and $3.6 billion in cash and cash equivalents. The Company has no substantive long-term debt maturities until the second half of 2023. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had $250 million of commercial paper outstanding at March 31, 2020 ($151 million at December 31, 2019). TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to March 31, 2020, TDCC issued approximately $430 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At March 31, 2020, TDCC had total committed credit facilities of $8.8 billion and available credit facilities of $7.5 billion. In the first quarter of 2020, Dow Silicones voluntarily repaid $750 million of principal under a certain third party credit agreement. See Note 11 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facility
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in North America where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. For additional information, see Note 15 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At March 31, 2020, the Company had monetized $287 million of its existing COLI policies' value ($85 million at December 31, 2019). See Note 6 to the Consolidated Financial Statements for additional information.

Uncommitted Credit Facilities
Dow has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. The Company has proactively drawn $800 million against these facilities at March 31, 2020. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. See Note 11 to the Consolidated Financial Statements for additional information.

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At March 31, 2020, net debt as a percent of total capitalization increased to 51.9 percent and 50.6 percent for Dow Inc. and TDCC, respectively, compared with 50.9 percent and 49.6 percent for Dow Inc. and TDCC, respectively, at December 31, 2019.

Total Debt	Dow Inc.		TDCC
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
In millions
Notes payable	$1,490	$586	$1,490	$586
Long-term debt due within one year	384	435	384	435
Long-term debt	16,313	15,975	16,313	15,975
Gross debt	$18,187	$16,996	$18,187	$16,996
- Cash and cash equivalents	3,633	2,367	3,633	2,367
- Marketable securities	1	21	1	21
Net debt	$14,553	$14,608	$14,553	$14,608
Total equity	$13,461	$14,094	$14,228	$14,862
Gross debt as a percent of total capitalization	57.5%	54.7%	56.1%	53.3%
Net debt as a percent of total capitalization	51.9%	50.9%	50.6%	49.6%

In February 2020, the Company issued €2.25 billion aggregate principal amount of notes (“Euro Notes”). The Euro Notes include €1 billion aggregate principal amount of 0.50 percent notes due 2027, €750 million aggregate principal amount of 1.125 percent notes due 2032 and €500 million aggregate principal amount of 1.875 percent notes due 2040. The Euro Notes have a weighted average coupon rate of approximately 1.0 percent. In addition, the Company redeemed $1.25 billion of 3.0 percent notes issued by the Company with maturity in 2022.

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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.54 to 1.00 at March 31, 2020. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2020. For information on TDCC's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2020.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At April 30, 2020, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB-	A-3	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB+	F2	Negative

On April 9, 2020, S&P announced a credit rating change for Dow from BBB and A-2 to BBB- and A-3, maintaining stable outlook. The decision was made as part of S&P’s broader review of the chemicals sector, in light of the global impact of COVID-19 and lower oil prices. On April 13, 2020, Fitch re-affirmed Dow’s BBB+ and F2 rating, and revised its outlook to negative from stable. The decision was made as part of Fitch’s annual review process.

Downgrades in TDCC's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Dividends
Dow Inc.
On February 13, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, paid on March 13, 2020, to shareholders of record on February 28, 2020. On April 9, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 12, 2020, to shareholders of record as of May 29, 2020.

TDCC
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board of Directors reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2020, TDCC declared and paid a dividend to Dow Inc. of $643 million. At March 31, 2020, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 21 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. In the first quarter of 2020, Dow Inc. repurchased $125 million of the Company's common stock. At March 31, 2020, approximately $2.4 billion of the share repurchase program authorization remained available for repurchases. At this time, Dow Inc. does not expect to repurchase additional shares in 2020, but will continue to evaluate economic conditions.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $290 million to its pension plans in 2020, of which $63 million has been contributed through March 31, 2020. See Note 16 to the Consolidated Financial

Statements and Note 21 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019 for additional information concerning the Company's pension plans.

Restructuring
The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $120 million, primarily through the end of 2020, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Integration and Separation Costs
Integration and separation costs related to business separation activities are expected to result in additional cash expenditures of approximately $130 million to $190 million through the end of 2020.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 16, 17, 18 and 21 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2019.

Contractual Obligations at Mar 31, 2020	Payments Due In
In millions	2020	2021-2022	2023-2024	2025 and beyond	Total
Long-term debt obligations [1]	$359	$716	$3,197	$12,780	$17,052
Expected cash requirements for interest [2]	$571	$1,442	$1,326	$7,736	$11,075
Operating leases [3]	$338	$758	$499	$806	$2,401
1.Excludes unamortized debt discount and issuance costs of $355 million. Includes finance lease obligations of $418 million. Assumes the option to extend will be exercised for the $1.25 billion Dow Silicones Term Loan Facility.
2.Cash requirements for interest on long-term debt was calculated using current interest rates and exchange rates at March 31, 2020, and includes $1,579 million of various floating rate notes.
3.Includes imputed interest of $395 million.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 20 to the Consolidated Financial Statements).

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at March 31, 2020 of $3,950 million, down from $3,952 million at December 31, 2019. Additional information related to guarantees can be found in the "Guarantees" section of Note 12 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 19 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019

("2019 10-K") describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 10-K. Since December 31, 2019, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2020	2019
Claims unresolved at Jan 1	11,117	12,780
Claims filed	1,296	1,383
Claims settled, dismissed or otherwise resolved	(1,269)	(1,569)
Claims unresolved at Mar 31	11,144	12,594
Claimants with claims against both Union Carbide and Amchem	(3,809)	(4,509)
Individual claimants at Mar 31	7,335	8,085

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 12 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 18 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first quarter of 2020. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Environmental Matters
In April 2012 and May 2015, Dow Silicones Corporation ("Dow Silicones"), a wholly owned subsidiary of the Company, received the following notifications from the U.S. Environmental Protection Agency ("EPA"), Region 5 related to Dow Silicones' Midland, Michigan, manufacturing facility (the “Facility”): 1) a Notice of Violation and Finding of Violation which alleges a number of violations in connection with the detection, monitoring and control of certain organic hazardous air pollutants at the Facility and various recordkeeping and reporting violations under the Clean Air Act and 2) a Notice of Violation alleging a number of violations relating to the management of hazardous wastes at the Facility pursuant to the Resource Conservation and Recovery Act. On June 25, 2019, the U.S. Department of Justice filed a proceeding on behalf of the EPA against Dow Silicones in the U.S. District Court for the Eastern District of Michigan ("District Court"), which proposes to resolve the previously reported allegations of noncompliance with requirements of federal air, water, waste and chemical release reporting laws at the Facility predating the ownership restructure of Dow Silicones. The consent decree, which was entered by the District Court on January 24, 2020, provides for a penalty of $4.55 million, performance of supplemental environmental projects and enhancements at the site that will cost approximately $2 million, as well as additional environmental studies and other actions. Pursuant to the consent decree, Dow Silicones paid the aforementioned penalty plus interest, totaling $4,607,973, on February 14, 2020. Implementation of the consent decree is ongoing.

ITEM 1A. RISK FACTORS
Since December 31, 2019, there have been no material changes to the Company's Risk Factors, except as noted below:

Public Health Crisis: A public health crisis or global outbreak of disease, including the pandemic caused by coronavirus disease 2019 (“COVID-19”) has had, and could continue to have, a negative effect on the Company's manufacturing operations, supply chain and workforce, creating business disruptions that could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
The pandemic caused by COVID-19 was first reported in Wuhan, China, in December 2019 and has since spread to all geographic regions where Dow products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the pandemic, coupled with a significant drop in oil prices that began in early March 2020 driven by a collapse in demand due to the global spread of COVID-19 combined with increased supply from oil producers, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Company may include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for the Company’s products; reduced profitability; large-scale supply chain disruptions impeding the Company’s ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cyber security and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; fluctuations in foreign currency markets; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to the Company’s pension and other postretirement benefit plans; and deferred tax valuation allowances. Business disruptions and market volatility resulting from the COVID-19 pandemic could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2020	—	$—	—	$2,500
February 2020	1,044,550	$47.87	1,044,550	$2,450
March 2020	2,028,919	$36.97	2,028,919	$2,375
First quarter 2020	3,073,469	$40.67	3,073,469	$2,375
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

* Filed herewith

Dow Inc. The Dow Chemical Company and Subsidiaries Trademark Listing

The following registered trademark of Incapital Holdings appears in this report: InterNotes®

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW INC.
THE DOW CHEMICAL COMPANY
Date: May 1, 2020

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax