Form 10-Q
period 2020-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2020-07-24
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Dow Inc. had 741,121,450 shares of common stock, $0.01 par value, outstanding at June 30, 2020. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2020, all of which were held by the registrant’s parent, Dow Inc.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2020

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

Forward-looking statements include, but are not limited to: expectations as to future sales of Dow’s products; the ability to protect Dow’s intellectual property in the United States and abroad; estimates regarding Dow’s capital requirements and need for and availability of financing; estimates of Dow’s expenses, future revenues and profitability; estimates of the size of the markets for Dow’s products and services and Dow’s ability to compete in such markets; expectations related to the rate and degree of market acceptance of Dow’s products; the outcome of certain Dow contingencies, such as litigation and environmental matters; estimates of the success of competing technologies that may become available; the continuing global and regional economic impacts of the coronavirus disease 2019 ("COVID-19") pandemic and crude oil supply and price volatility; estimates regarding benefits achieved through contemplated restructuring activities, such as workforce reduction and exit and disposal activities; and expectations regarding the benefits and costs associated with each of the foregoing.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements are based on certain assumptions and expectations of future events which may not be realized and speak only as of the date the statements were made. In addition, forward-looking statements also involve risks, uncertainties and other factors that are beyond Dow’s control that could cause Dow’s actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to: fluctuations in energy and raw material prices; failure to develop and market new products and optimally manage product life cycles; significant litigation and environmental matters; failure to appropriately manage process safety and product stewardship issues; changes in laws and regulations or political conditions; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war; weather events and natural disasters; ability to protect, defend and enforce Dow’s intellectual property rights; increased competition; changes in relationships with Dow’s significant customers and suppliers; unanticipated expenses such as litigation or legal settlement expenses; unanticipated business disruptions; Dow’s ability to predict, identify and interpret changes in consumer preferences and demand; Dow’s ability to complete proposed divestitures or acquisitions; Dow’s ability to realize the expected benefits of acquisitions if they are completed; the availability of financing to Dow in the future and the terms and conditions of such financing; disruptions in Dow’s information technology networks and systems; the continuing risks related to the COVID-19 pandemic and crude oil supply and price volatility; and Dow's ability to realize the expected benefits of restructuring activities if they are approved and completed. Additionally, there may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$8,354	$11,014	$18,124	$21,983
Cost of sales	7,610	9,420	15,840	18,562
Research and development expenses	182	208	361	398
Selling, general and administrative expenses	357	422	691	870
Amortization of intangibles	100	104	200	220
Restructuring and asset related charges - net	6	65	102	221
Integration and separation costs	46	348	111	800
Equity in losses of nonconsolidated affiliates	(95)	(15)	(184)	(29)
Sundry income (expense) - net	53	(1)	(28)	68
Interest income	6	21	21	39
Interest expense and amortization of debt discount	200	237	415	478
Income (loss) from continuing operations before income taxes	(183)	215	213	512
Provision for income taxes on continuing operations	34	125	172	266
Income (loss) from continuing operations, net of tax	(217)	90	41	246
Income from discontinued operations, net of tax	—	—	—	445
Net income (loss)	(217)	90	41	691
Net income attributable to noncontrolling interests	8	15	27	60
Net income (loss) available for Dow Inc. common stockholders	$(225)	$75	$14	$631

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$(0.31)	$0.10	$0.01	$0.26
Earnings per common share from discontinued operations - basic	—	—	—	0.58
Earnings (loss) per common share - basic	$(0.31)	$0.10	$0.01	$0.84
Earnings (loss) per common share from continuing operations - diluted	$(0.31)	$0.10	$0.01	$0.26
Earnings per common share from discontinued operations - diluted	—	—	—	0.58
Earnings (loss) per common share - diluted	$(0.31)	$0.10	$0.01	$0.84

Weighted-average common shares outstanding - basic	739.3	742.8	739.7	745.0
Weighted-average common shares outstanding - diluted	739.3	747.9	741.0	747.6

Depreciation	$517	$538	$1,032	$1,081
Capital expenditures	$273	$470	$668	$912
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net income (loss)	$(217)	$90	$41	$691
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	76	33	(24)	100
Cumulative translation adjustments	63	67	(100)	36
Pension and other postretirement benefit plans	141	106	283	247
Derivative instruments	24	(204)	(138)	(279)
Total other comprehensive income	304	2	21	104
Comprehensive income	87	92	62	795
Comprehensive income attributable to noncontrolling interests, net of tax	8	21	27	72
Comprehensive income attributable to Dow Inc.	$79	$71	$35	$723
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $41; 2019: $37)	$3,724	$2,367
Marketable securities	2	21
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $48; 2019: $45)	4,353	4,844
Other	2,528	2,711
Inventories	5,784	6,214
Other current assets	606	658
Total current assets	16,997	16,815
Investments
Investment in nonconsolidated affiliates	1,211	1,404
Other investments (investments carried at fair value - 2020: $1,457; 2019: $1,584)	2,271	2,588
Noncurrent receivables	678	1,063
Total investments	4,160	5,055
Property
Property	55,459	54,910
Less accumulated depreciation	34,841	33,914
Net property (variable interest entities restricted - 2020: $284; 2019: $330)	20,618	20,996
Other Assets
Goodwill	8,801	8,796
Other intangible assets (net of accumulated amortization - 2020: $4,130; 2019: $3,886)	3,532	3,759
Operating lease right-of-use assets	1,881	2,072
Deferred income tax assets	2,150	2,213
Deferred charges and other assets	1,137	818
Total other assets	17,501	17,658
Total Assets	$59,276	$60,524
Liabilities and Equity
Current Liabilities
Notes payable	$853	$586
Long-term debt due within one year	451	435
Accounts payable:
Trade	3,296	3,889
Other	1,736	2,064
Operating lease liabilities - current	388	421
Income taxes payable	331	522
Accrued and other current liabilities	2,731	2,762
Total current liabilities	9,786	10,679
Long-Term Debt (variable interest entities nonrecourse - 2020: $20; 2019: $34)	16,288	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	321	347
Pension and other postretirement benefits - noncurrent	9,780	10,083
Asbestos-related liabilities - noncurrent	1,038	1,060
Operating lease liabilities - noncurrent	1,562	1,739
Other noncurrent obligations	7,404	6,547
Total other noncurrent liabilities	20,105	19,776
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2020: 753,924,753 shares; 2019: 751,228,644 shares)	8	8
Additional paid-in capital	7,431	7,325
Retained earnings	16,017	17,045
Accumulated other comprehensive loss	(10,225)	(10,246)
Unearned ESOP shares	(69)	(91)
Treasury stock at cost (2020: 12,803,303 shares; 2019: 9,729,834 shares)	(625)	(500)
Dow Inc.’s stockholders’ equity	12,537	13,541
Noncontrolling interests	560	553
Total equity	13,097	14,094
Total Liabilities and Equity	$59,276	$60,524
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2020	Jun 30, 2019
Operating Activities
Net income	$41	$691
Less: Income from discontinued operations, net of tax	—	445
Income from continuing operations, net of tax	41	246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,424	1,486
Credit for deferred income tax	(59)	(63)
Earnings of nonconsolidated affiliates less than dividends received	455	880
Net periodic pension benefit cost	129	57
Pension contributions	(112)	(152)
Net gain on sales of assets, businesses and investments	(39)	(27)
Restructuring and asset related charges - net	102	221
Other net loss	163	115
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	696	239
Inventories	429	58
Accounts payable	(896)	(450)
Other assets and liabilities, net	502	(607)
Cash provided by operating activities - continuing operations	2,835	2,003
Cash provided by (used for) operating activities - discontinued operations	(6)	253
Cash provided by operating activities	2,829	2,256
Investing Activities
Capital expenditures	(668)	(912)
Investment in gas field developments	(5)	(48)
Purchases of previously leased assets	(2)	(9)
Proceeds from sales of property and businesses, net of cash divested	14	9
Investments in and loans to nonconsolidated affiliates	(236)	(228)
Distributions and loan repayments from nonconsolidated affiliates	6	—
Purchases of investments	(462)	(393)
Proceeds from sales and maturities of investments	790	735
Other investing activities, net	29	—
Cash used for investing activities - continuing operations	(534)	(846)
Cash used for investing activities - discontinued operations	—	(34)
Cash used for investing activities	(534)	(880)
Financing Activities
Changes in short-term notes payable	181	162
Proceeds from issuance of short-term debt greater than three months	163	—
Payments on short-term debt greater than three months	(100)	—
Proceeds from issuance of long-term debt	2,509	2,010
Payments on long-term debt	(2,359)	(4,221)
Purchases of treasury stock	(125)	(305)
Proceeds from issuance of stock	30	34
Transaction financing, debt issuance and other costs	(99)	(56)
Employee taxes paid for share-based payment arrangements	(26)	(50)
Distributions to noncontrolling interests	(19)	(7)
Purchases of noncontrolling interests	—	(127)
Dividends paid to stockholders	(1,034)	(517)
Dividends paid to DowDuPont Inc.	—	(535)
Settlements and transfers related to separation from DowDuPont Inc.	—	1,963
Cash used for financing activities - continuing operations	(879)	(1,649)
Cash used for financing activities - discontinued operations	—	(18)
Cash used for financing activities	(879)	(1,667)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	10
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	1,350	(281)
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$3,730	$2,483
Less: Restricted cash and cash equivalents, included in "Other current assets"	6	37
Cash and cash equivalents at end of period	$3,724	$2,446
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Common Stock
Balance at beginning of period	$8	$—	$8	$—
Common stock issued	—	7	—	7
Balance at end of period	8	7	8	7
Additional Paid-in Capital
Balance at beginning of period	7,370	7,153	7,325	7,042
Common stock issued/sold	14	(1)	30	(1)
Issuance of parent company stock - DowDuPont Inc.	—	—	—	28
Stock-based compensation and allocation of ESOP shares	47	64	76	147
Other	—	(30)	—	(30)
Balance at end of period	7,431	7,186	7,431	7,186
Retained Earnings
Balance at beginning of period	16,763	35,403	17,045	35,460
Net income (loss) available for Dow Inc. common stockholders	(225)	75	14	631
Dividends to stockholders	(516)	(517)	(1,034)	(517)
Dividends to DowDuPont Inc.	—	—	—	(535)
Common control transaction	—	(14,846)	—	(14,811)
Adoption of accounting standards	—	—	—	(111)
Other	(5)	(5)	(8)	(7)
Balance at end of period	16,017	20,110	16,017	20,110
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,529)	(9,783)	(10,246)	(9,885)
Other comprehensive income	304	2	21	104
Common control transaction	—	793	—	793
Balance at end of period	(10,225)	(8,988)	(10,225)	(8,988)
Unearned ESOP Shares
Balance at beginning of period	(81)	(105)	(91)	(134)
Allocation of ESOP shares	12	6	22	35
Balance at end of period	(69)	(99)	(69)	(99)
Treasury Stock
Balance at beginning of period	(625)	—	(500)	—
Treasury stock purchases	—	(305)	(125)	(305)
Balance at end of period	(625)	(305)	(625)	(305)
Dow Inc.'s stockholders' equity	12,537	17,911	12,537	17,911
Noncontrolling Interests	560	589	560	589
Total Equity	$13,097	$18,500	$13,097	$18,500

Dividends declared per share of common stock	$0.70	$0.70	$1.40	$0.70
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$8,354	$11,014	$18,124	$21,983
Cost of sales	7,608	9,419	15,838	18,561
Research and development expenses	182	208	361	398
Selling, general and administrative expenses	356	418	690	866
Amortization of intangibles	100	104	200	220
Restructuring and asset related charges - net	6	65	102	221
Integration and separation costs	46	324	111	776
Equity in losses of nonconsolidated affiliates	(95)	(15)	(184)	(29)
Sundry income (expense) - net	51	109	(31)	178
Interest income	5	21	21	39
Interest expense and amortization of debt discount	200	249	415	490
Income (loss) from continuing operations before income taxes	(183)	342	213	639
Provision for income taxes on continuing operations	34	125	172	266
Income (loss) from continuing operations, net of tax	(217)	217	41	373
Income from discontinued operations, net of tax	—	—	—	445
Net income (loss)	(217)	217	41	818
Net income attributable to noncontrolling interests	8	15	27	60
Net income (loss) available for The Dow Chemical Company common stockholder	$(225)	$202	$14	$758

Depreciation	$517	$538	$1,032	$1,081
Capital expenditures	$273	$470	$668	$912
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net income (loss)	$(217)	$217	$41	$818
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	76	33	(24)	100
Cumulative translation adjustments	63	67	(100)	36
Pension and other postretirement benefit plans	141	106	283	247
Derivative instruments	24	(204)	(138)	(279)
Total other comprehensive income	304	2	21	104
Comprehensive income	87	219	62	922
Comprehensive income attributable to noncontrolling interests, net of tax	8	21	27	72
Comprehensive income attributable to The Dow Chemical Company	$79	$198	$35	$850
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $41; 2019: $37)	$3,724	$2,367
Marketable securities	2	21
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $48; 2019: $45)	4,353	4,844
Other	2,529	2,716
Inventories	5,784	6,214
Other current assets	538	571
Total current assets	16,930	16,733
Investments
Investment in nonconsolidated affiliates	1,211	1,404
Other investments (investments carried at fair value - 2020: $1,457; 2019: $1,584)	2,271	2,588
Noncurrent receivables	645	1,011
Total investments	4,127	5,003
Property
Property	55,459	54,910
Less accumulated depreciation	34,841	33,914
Net property (variable interest entities restricted - 2020: $284; 2019: $330)	20,618	20,996
Other Assets
Goodwill	8,801	8,796
Other intangible assets (net of accumulated amortization - 2020: $4,130; 2019: $3,886)	3,532	3,759
Operating lease right-of-use assets	1,881	2,072
Deferred income tax assets	2,150	2,213
Deferred charges and other assets	1,137	818
Total other assets	17,501	17,658
Total Assets	$59,176	$60,390
Liabilities and Equity
Current Liabilities
Notes payable	$853	$586
Long-term debt due within one year	451	435
Accounts payable:
Trade	3,296	3,889
Other	1,736	2,064
Operating lease liabilities - current	388	421
Income taxes payable	331	522
Accrued and other current liabilities	2,253	2,233
Total current liabilities	9,308	10,150
Long-Term Debt (variable interest entities nonrecourse - 2020: $20; 2019: $34)	16,288	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	321	347
Pension and other postretirement benefits - noncurrent	9,780	10,083
Asbestos-related liabilities - noncurrent	1,038	1,060
Operating lease liabilities - noncurrent	1,562	1,739
Other noncurrent obligations	7,027	6,174
Total other noncurrent liabilities	19,728	19,403
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,439	7,333
Retained earnings	16,147	17,313
Accumulated other comprehensive loss	(10,225)	(10,246)
Unearned ESOP shares	(69)	(91)
The Dow Chemical Company’s stockholder's equity	13,292	14,309
Noncontrolling interests	560	553
Total equity	13,852	14,862
Total Liabilities and Equity	$59,176	$60,390
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2020	Jun 30, 2019
Operating Activities
Net income	$41	$818
Less: Income from discontinued operations, net of tax	—	445
Income from continuing operations, net of tax	41	373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,424	1,486
Credit for deferred income tax	(59)	(63)
Earnings of nonconsolidated affiliates less than dividends received	455	880
Net periodic pension benefit cost	129	57
Pension contributions	(112)	(152)
Net gain on sales of assets, businesses and investments	(39)	(27)
Restructuring and asset related charges - net	102	221
Other net loss	167	115
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	696	240
Inventories	429	58
Accounts payable	(896)	(451)
Other assets and liabilities, net	505	(760)
Cash provided by operating activities - continuing operations	2,842	1,977
Cash provided by operating activities - discontinued operations	—	346
Cash provided by operating activities	2,842	2,323
Investing Activities
Capital expenditures	(668)	(912)
Investment in gas field developments	(5)	(48)
Purchases of previously leased assets	(2)	(9)
Proceeds from sales of property and businesses, net of cash divested	14	9
Investments in and loans to nonconsolidated affiliates	(236)	(228)
Distributions and loan repayments from nonconsolidated affiliates	6	—
Purchases of investments	(462)	(393)
Proceeds from sales and maturities of investments	790	735
Other investing activities, net	29	—
Cash used for investing activities - continuing operations	(534)	(846)
Cash used for investing activities - discontinued operations	—	(34)
Cash used for investing activities	(534)	(880)
Financing Activities
Changes in short-term notes payable	181	162
Proceeds from issuance of short-term debt greater than three months	163	—
Payments on short-term debt greater than three months	(100)	—
Changes in notes payable with Dow Inc.	—	1,135
Proceeds from issuance of long-term debt	2,509	2,010
Payments on long-term debt	(2,359)	(4,221)
Proceeds from issuance of stock	30	34
Transaction financing, debt issuance and other costs	(99)	(56)
Employee taxes paid for share-based payment arrangements	(26)	(50)
Distributions to noncontrolling interests	(19)	(7)
Purchases of noncontrolling interests	—	(127)
Dividends paid to Dow Inc.	(1,172)	—
Dividends paid to DowDuPont Inc.	—	(535)
Settlements and transfers related to separation from DowDuPont Inc.	—	(61)
Cash used for financing activities - continuing operations	(892)	(1,716)
Cash used for financing activities - discontinued operations	—	(18)
Cash used for financing activities	(892)	(1,734)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	10
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	1,350	(281)
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$3,730	$2,483
Less: Restricted cash and cash equivalents, included in "Other current assets"	6	37
Cash and cash equivalents at end of period	$3,724	$2,446
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,378	7,153	7,333	7,042
Issuance of parent company stock - Dow Inc.	14	6	30	6
Issuance of parent company stock - DowDuPont Inc.	—	—	—	28
Stock-based compensation and allocation of ESOP shares	47	64	76	147
Other	—	(31)	—	(31)
Balance at end of period	7,439	7,192	7,439	7,192
Retained Earnings
Balance at beginning of period	16,905	35,403	17,313	35,460
Net income (loss) available for The Dow Chemical Company common stockholder	(225)	202	14	758
Dividends to Dow Inc.	(529)	—	(1,172)	—
Dividends to DowDuPont Inc.	—	—	—	(535)
Common control transaction	—	(16,025)	—	(15,990)
Adoption of accounting standards	—	—	—	(111)
Other	(4)	(5)	(8)	(7)
Balance at end of period	16,147	19,575	16,147	19,575
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,529)	(9,783)	(10,246)	(9,885)
Other comprehensive income	304	2	21	104
Common control transaction	—	793	—	793
Balance at end of period	(10,225)	(8,988)	(10,225)	(8,988)
Unearned ESOP Shares
Balance at beginning of period	(81)	(105)	(91)	(134)
Allocation of ESOP shares	12	6	22	35
Balance at end of period	(69)	(99)	(69)	(99)
The Dow Chemical Company's stockholder's equity	13,292	17,680	13,292	17,680
Noncontrolling Interests	560	589	560	589
Total Equity	$13,852	$18,269	$13,852	$18,269
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

Accounting Guidance Issued But Not Adopted at June 30, 2020
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

On April 1, 2019, Dow Inc. received a cash contribution of $2,024 million from DowDuPont as part of the internal reorganization and business realignment steps between Dow Inc., TDCC and DowDuPont. Dow Inc. recognized a reduction to "Retained earnings" of $14,846 million in the second quarter of 2019 ($14,811 million in the six months ended June 30, 2019) as a result of the cash contribution, the distribution of AgCo and SpecCo, and other separation related adjustments. TDCC recognized a reduction to "Retained earnings" of $16,025 million in the second quarter of 2019 ($15,990 million in the six months ended June 30, 2019) as a result of the distribution of AgCo and SpecCo.

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

Results of Operations of AgCo and SpecCo	Six Months Ended
Jun 30, 2019
In millions
Net sales	$2,953
Cost of sales	1,804
Research and development expenses	175
Selling, general and administrative expenses	262
Amortization of intangibles	61
Restructuring and asset related charges - net	78
Equity in earnings of nonconsolidated affiliates	28
Sundry income (expense) - net	(18)
Interest income	3
Interest expense and amortization of debt discount	7
Income from discontinued operations before income taxes	$579
Provision for income taxes	134
Income from discontinued operations, net of tax	$445

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

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily reflected in the consolidated financial statements of Dow Inc. In the second quarter of 2019, the Company recorded pretax charges related to the Agreements of $24 million in "Integration and separation costs" and $52 million in "Sundry income (expense) - net" in the consolidated statements of income of Dow Inc. and related to the Corporate segment. At June 30, 2020, the Company had assets of $48 million ($58 million at December 31, 2019) included in "Other current assets" and $32 million ($52 million at December 31, 2019) included in "Noncurrent receivables," and liabilities of $321 million ($352 million at December 31, 2019) included in "Accrued and other current liabilities" and $99 million ($96 million at December 31, 2019) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements. Any adjustments to these assets and liabilities in subsequent periods will be recorded in Dow Inc.'s results of operations. In addition, the Company deferred approximately $400 million of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At June 30, 2020, $130 million ($130 million at December 31, 2019) of this liability was recorded in "Accrued and other current liabilities" and $270 million ($270 million at December 31, 2019) was recorded in "Other noncurrent obligations" in the consolidated balance sheets. The final resolution of this liability is uncertain and any subsequent adjustments to the carrying value of this liability will be reflected in equity of Dow Inc.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $46 million for Dow Inc. and TDCC in the second quarter of 2020, compared with $348 million and $324 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019. Integration and separation costs were $111 million for Dow Inc. and TDCC in the first six months of 2020, compared with $800 million and $776 million for Dow Inc. and TDCC, respectively, in the first six months of 2019. Integration and separation costs related to business separation activities are expected to be substantially complete by the end of 2020.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. Dow's revenue related to product sales was 98 percent for the three months ended June 30, 2020 and 99 percent for the six months ended June 30, 2020 (98 percent for the three and six months ended June 30, 2019), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2020, Dow had unfulfilled performance obligations of $917 million ($826 million at December 31, 2019) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next seven years.

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

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Hydrocarbons & Energy	$787	$1,349	$2,006	$2,753
Packaging and Specialty Plastics	3,214	3,856	6,604	7,590
Packaging & Specialty Plastics	$4,001	$5,205	$8,610	$10,343
Industrial Solutions	$894	$1,070	$1,948	$2,197
Polyurethanes & Construction Chemicals	1,520	2,269	3,508	4,619
Other	3	3	6	6
Industrial Intermediates & Infrastructure	$2,417	$3,342	$5,462	$6,822
Coatings & Performance Monomers	$766	$947	$1,594	$1,849
Consumer Solutions	1,089	1,409	2,326	2,789
Performance Materials & Coatings	$1,855	$2,356	$3,920	$4,638
Corporate	$81	$111	$132	$180
Total	$8,354	$11,014	$18,124	$21,983

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
U.S. & Canada	$2,944	$4,072	$6,494	$8,005
EMEAI [1]	2,711	3,725	6,122	7,607
Asia Pacific	1,932	2,170	3,777	4,271
Latin America	767	1,047	1,731	2,100
Total	$8,354	$11,014	$18,124	$21,983
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

Revenue recognized in the first six months of 2020 from amounts included in contract liabilities at the beginning of the period was approximately $80 million (approximately $110 million in the first six months of 2019). In the first six months of 2020, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $25 million ($15 million in the first six months of 2019).

The following table summarizes the contract assets and liabilities at June 30, 2020 and December 31, 2019:

Contract Assets and Liabilities	Jun 30, 2020	Dec 31, 2019
In millions
Accounts and notes receivable - Trade	$4,353	$4,844
Contract assets - current [1]	$6	$41
Contract assets - noncurrent [2]	$47	$4
Contract liabilities - current [3]	$293	$193
Contract liabilities - noncurrent [4]	$1,987	$1,607
1. Included in "Other current assets" in the consolidated balance sheets.
2. Included in "Deferred charges and other assets" in the consolidated balance sheets.
3. Included in "Accrued and other current liabilities" in the consolidated balance sheets.
4. Included in "Other noncurrent obligations" in the consolidated balance sheets. The increase from December 31, 2019 to June 30, 2020 was due to an advance payment from a customer related to a long-term product supply agreement.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $6 million for the three months ended June 30, 2020 ($65 million for the three months ended June 30, 2019) and $102 million for the six months ended June 30, 2020 ($221 million for the six months ended June 30, 2019). These charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income.

Restructuring Plans
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. The final charges related to restructuring actions under the DowDuPont Cost Synergy Program were incurred in the first quarter of 2020. For the six months ended June 30, 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs. The Company expects cash expenditures related to the Synergy Program to be substantially complete by the end of 2020. The following table summarizes the activities related to the Synergy Program, which are reflected on a continuing operations basis:

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2018	$210	$—	$7	$217
Packaging & Specialty Plastics	$—	$—	$1	$1
Corporate	52	76	15	143
Total restructuring charges	$52	$76	$16	$144
Charges against the reserve	—	(76)	—	(76)
Cash payments	(79)	—	(4)	(83)
Reserve balance at Mar 31, 2019	$183	$—	$19	$202
Performance Materials & Coatings	$—	$22	$—	$22
Corporate	25	7	5	37
Total restructuring charges	$25	$29	$5	$59
Charges against the reserve	—	(29)	—	(29)
Cash payments	(71)	—	(2)	(73)
Reserve balance at Jun 30, 2019	$137	$—	$22	$159
Industrial Intermediates & Infrastructure	$—	$—	$5	$5
Performance Materials & Coatings	—	1	—	1
Corporate	46	4	—	50
Total restructuring charges	$46	$5	$5	$56
Charges against the reserve	—	(5)	—	(5)
Cash payments	(77)	—	(6)	(83)
Reserve balance at Sep 30, 2019	$106	$—	$21	$127
Industrial Intermediates & Infrastructure	$—	$2	$—	$2
Performance Materials & Coatings	—	5	—	5
Corporate	—	26	—	26
Total restructuring charges	$—	$33	$—	$33
Charges against the reserve	—	(33)	—	(33)
Cash payments	(52)	—	(4)	(56)
Reserve balance at Dec 31, 2019	$54	$—	$17	$71
Corporate	$90	$—	$—	$90
Total restructuring charges	$90	$—	$—	$90
Cash payments	(42)	—	(1)	(43)
Reserve balance at Mar 31, 2020	$102	$—	$16	$118
Cash payments	(21)	—	(1)	(22)
Reserve balance at Jun 30, 2020	$81	$—	$15	$96

At June 30, 2020, $83 million of the reserve balance was included in "Accrued and other current liabilities" ($52 million at December 31, 2019) and $13 million was included in "Other noncurrent obligations" ($19 million at December 31, 2019) in the consolidated balance sheets.

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

Asset Related Charges
The Company recognized additional pretax impairment charges of $6 million and $12 million for the three and six months ended June 30, 2020, respectively, related to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charges of $6 million and $18 million for the three and six months ended June 30, 2019). The impairment charges were included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics. See Note 19 for additional information.

NOTE 6 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

Dow Inc.
For the three months ended June 30, 2020, "Sundry income (expense) - net" was income of $53 million compared with expense of $1 million for the three months ended June 30, 2019. The second quarter of 2020 included a $6 million gain related to the Nova Chemicals Corporation ("Nova") ethylene asset matter (related to Packaging & Specialty Plastics), non-operating pension and postretirement benefit plan credits and foreign currency exchange losses. The second quarter of 2019 included a $58 million loss on post-closing adjustments related to a previous divestiture, a $52 million charge associated with agreements entered into with DuPont and Corteva and a $44 million loss on the early extinguishment of debt (all related to Corporate), which were partially offset by non-operating pension and postretirement benefit plan credits and foreign currency exchange gains. For the six months ended June 30, 2020, "Sundry income (expense) - net" was expense of $28 million compared with income of $68 million for the six months ended June 30, 2019. In addition to the items previously disclosed, "Sundry income (expense) - net" for the six months ended June 30, 2020 included an $86 million loss on the early extinguishment of debt (related to Corporate). See Notes 3, 11, 16 and 22 for additional information.

TDCC
For the three months ended June 30, 2020, "Sundry income (expense) - net" was income of $51 million compared with income of $109 million for the three months ended June 30, 2019. The second quarter of 2020 included a $6 million gain related to the Nova ethylene asset matter (related to Packaging & Specialty Plastics), non-operating pension and postretirement benefit plan credits and foreign currency exchange losses. The second quarter of 2019 included a $44 million loss on the early extinguishment of debt and a gain of $14 million on post-closing adjustments related to a previous divestiture (both related to Corporate), which were partially offset by non-operating pension and postretirement benefit plan credits and foreign currency exchange gains. For the six months ended June 30, 2020, "Sundry income (expense) - net" was expense of $31 million compared with income of $178 million for the six months ended June 30, 2019. In addition to the items previously disclosed, "Sundry income (expense) - net" for the six months ended June 30, 2020 included an $86 million loss on the early extinguishment of debt (related to Corporate). See Notes 11, 16 and 22 for additional information.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in company-owned life insurance	Jun 30, 2020	Dec 31, 2019
In millions
Gross cash value	$825	$820
Less: Existing drawdowns [1]	293	85
Investments in company-owned life insurance [2]	$532	$735
1. Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2. Classified as "Other investments" in the consolidated balance sheets.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and six months ended June 30, 2020 and 2019. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Income (loss) from continuing operations, net of tax	$(217)	$90	$41	$246
Net income attributable to noncontrolling interests - continuing operations	8	15	27	47
Net income attributable to participating securities - continuing operations [1]	2	2	4	2
Income (loss) from continuing operations attributable to common stockholders	$(227)	$73	$10	$197
Income from discontinued operations, net of tax	$—	$—	$—	$445
Net income attributable to noncontrolling interests - discontinued operations	—	—	—	13
Income from discontinued operations attributable to common stockholders	$—	$—	$—	$432
Net income (loss) attributable to common stockholders	$(227)	$73	$10	$629

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Income (loss) from continuing operations attributable to common stockholders	$(0.31)	$0.10	$0.01	$0.26
Income from discontinued operations attributable to common stockholders	—	—	—	0.58
Net income (loss) attributable to common stockholders	$(0.31)	$0.10	$0.01	$0.84

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Income (loss) from continuing operations attributable to common stockholders	$(0.31)	$0.10	$0.01	$0.26
Income from discontinued operations attributable to common stockholders	—	—	—	0.58
Net income (loss) attributable to common stockholders	$(0.31)	$0.10	$0.01	$0.84

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Weighted-average common shares - basic	739.3	742.8	739.7	745.0
Plus dilutive effect of equity compensation plans [2]	—	5.1	1.3	2.6
Weighted-average common shares - diluted [2]	739.3	747.9	741.0	747.6
Stock options and restricted stock units excluded from EPS calculations [3]	27.7	6.4	17.3	3.2
1. Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2. The three months ended June 30, 2020 reflects a loss from continuing operations, and as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
3. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2020	Dec 31, 2019
In millions
Finished goods	$3,185	$3,505
Work in process	909	1,122
Raw materials	617	628
Supplies	887	845
Total	$5,598	$6,100
Adjustment of inventories to a LIFO basis	186	114
Total inventories	$5,784	$6,214

NOTE 9 – NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Jun 30, 2020	Dec 31, 2019
In millions
Investment in nonconsolidated affiliates	$1,211	$1,404
Other noncurrent obligations	(331)	(80)
Net investment in nonconsolidated affiliates	$880	$1,324

In March 2020, The Kuwait Styrene Company K.S.C.C. paid a dividend of $42 million, reflected in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows. In June 2020, EQUATE Petrochemical Company K.S.C.C. (“EQUATE”) and The Kuwait Olefins Company K.S.C.C. ("TKOC") paid dividends of $94 million and $69 million, respectively. At June 30, 2020, the Company had $109 million included in "Accounts and notes receivable - Other" in the consolidated balance sheets related to the Company's share of dividends declared but not paid by EQUATE and TKOC. At June 30, 2020, the Company had a negative investment balance in EQUATE of $226 million (negative $80 million at December 31, 2019), classified as "Other noncurrent obligations" in the consolidated balance sheets.

At June 30, 2020, the Company had a negative investment balance in Sadara Chemical Company (“Sadara”) of $105 million (zero at December 31, 2019) classified as “Other noncurrent obligations” in the Company’s consolidated balance sheets, primarily related to the Company’s share of Sadara’s accumulated other comprehensive loss from the first six months of 2020. The Company’s investment in Sadara was other-than-temporarily impaired in the fourth quarter of 2019 and Dow will continue to recognize its share of equity losses reported by Sadara due to funding commitments. For additional information, see Note 13 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2019	$5,109	$1,100	$2,587	$8,796
Foreign currency impact	—	—	5	5
Net goodwill at Jun 30, 2020	$5,109	$1,100	$2,592	$8,801

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Jun 30, 2020			Dec 31, 2019
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,636	$(1,571)	$1,065	$2,634	$(1,467)	$1,167
Software	1,471	(941)	530	1,449	(893)	556
Trademarks/tradenames	352	(343)	9	352	(342)	10
Customer-related	3,203	(1,275)	1,928	3,207	(1,184)	2,023
Total other intangible assets, finite lives	$7,662	$(4,130)	$3,532	$7,642	$(3,886)	$3,756
In-process research and development	—	—	—	3	—	3
Total other intangible assets	$7,662	$(4,130)	$3,532	$7,645	$(3,886)	$3,759

The following table provides information regarding amortization expense from continuing operations related to intangible assets:

Amortization Expense from Continuing Operations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Other intangible assets, excluding software	$100	$104	$200	$220
Software, included in “Cost of sales”	$24	$23	$48	$47

Total estimated amortization expense from continuing operations for 2020 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense from Continuing Operations
In millions
2020	$491
2021	$467
2022	$404
2023	$372
2024	$354
2025	$265

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Jun 30, 2020	Dec 31, 2019
In millions
Commercial paper	$500	$151
Notes payable to banks and other lenders	353	435
Total notes payable	$853	$586
Period-end average interest rates	2.76%	6.30%

Long-Term Debt	2020 Average Rate	Jun 30, 2020	2019 Average Rate	Dec 31, 2019
In millions
Promissory notes and debentures:
Final maturity 2020	7.75%	$50	8.44%	$76
Final maturity 2021	8.95%	173	8.95%	174
Final maturity 2022	8.64%	121	3.50%	1,372
Final maturity 2023	7.64%	325	7.64%	325
Final maturity 2024	3.37%	1,397	3.37%	1,397
Final maturity 2025	5.26%	662	5.26%	662
Final maturity 2026 and thereafter	5.73%	8,888	5.73%	8,820
Other facilities:
U.S. dollar loans	0.93%	1,250	2.55%	2,000
Foreign currency notes and loans, various rates and maturities	1.37%	3,079	3.26%	592
InterNotes®, varying maturities through 2050	3.46%	729	3.44%	928
Finance lease obligations [1]		415		395
Unamortized debt discount and issuance costs		(350)		(331)
Long-term debt due within one year [2]		(451)		(435)
Long-term debt		$16,288		$15,975
1.See Note 13 for additional information.
2.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Jun 30, 2020
In millions
2020	$277
2021	$495
2022	$226
2023 [1]	$1,695
2024	$1,506
2025	$806
1.Assumes the option to extend will be exercised for the $1.25 billion Dow Silicones Term Loan Facility ("Term Loan Facility").

2020 Activity
In February 2020, the Company issued €2.25 billion aggregate principal amount of notes (“Euro Notes”). The Euro Notes included €1.0 billion aggregate principal amount of 0.50 percent notes due 2027, €750 million aggregate principal amount of 1.125 percent notes due 2032 and €500 million aggregate principal amount of 1.875 percent notes due 2040. The Euro Notes have a weighted average coupon rate of approximately 1.0 percent. With the net proceeds from the issuance of the Euro Notes, Dow Silicones voluntarily repaid $750 million of principal under a certain third party credit agreement, ("Term Loan Facility”). In addition, the Company redeemed $1.25 billion of 3.0 percent notes issued by the Company with maturity in 2022. As a result, the Company recognized a pretax loss of $85 million on the early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and related to the Corporate segment.

In the first quarter of 2020, the Company withdrew $800 million under various uncommitted bilateral credit arrangements, which were subsequently repaid in the second quarter of 2020.

In the first six months of 2020, the Company also issued an aggregate principal amount of $97 million of InterNotes®, and redeemed an aggregate principal amount of $96 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $200 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss of $1 million on the early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and related to the Corporate segment. The Company also repaid approximately $26 million of long-term debt at maturity. Approximately $13 million of long-term debt was repaid by consolidated variable interest entities.

2019 Activity
In the first six months of 2019, the Company redeemed an aggregate principal amount of $80 million of InterNotes® at maturity. In addition, approximately $134 million of long-term debt (net of $16 million of issuances) was repaid by consolidated variable interest entities.

In May 2019, the Company issued $2 billion of senior unsecured notes in an offering under Rule 144A of the Securities Act of 1933. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2049; $750 million aggregate principal amount of 3.625 percent notes due 2026; and $500 million aggregate principal amount of 3.15 percent notes due 2024. In the fourth quarter of 2019, TDCC launched exchange offers for the outstanding, unregistered senior notes for identical, registered notes under the Securities Act of 1933 (the "Exchange Offers"). The Exchange Offers fulfilled the Company's obligations contained in the registration rights agreements entered into in connection with the issuance of the aforementioned notes.

In June 2019, the Company redeemed $1.5 billion of 4.25 percent notes issued by the Company with maturity in 2020. As a result, the Company recognized a pretax loss of $42 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Corporate segment.

Also, in the second quarter of 2019, Dow Silicones voluntarily repaid $2.5 billion of principal under the Term Loan Facility. As a result, Dow Silicones recognized a pretax loss of $2 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Corporate segment.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Jun 30, 2020
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2024	Floating rate
Term Loan Facility [1]	1,250	—	September 2023	Floating rate
European Securitization Facility [2]	448	448	October 2020	Floating rate
Bilateral Revolving Credit Facility	100	100	August 2020	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2020	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	150	150	March 2022	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2022	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2025	Floating rate
Bilateral Revolving Credit Facility	275	275	March 2025	Floating rate
Total committed and available credit facilities	$8,673	$7,423
1.Assumes the option to extend the Term Loan Facility will be exercised.
2.Equivalent to €400 million.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2020. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2020, the Company had accrued obligations of $1,118 million for probable environmental remediation and restoration costs, including $205 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. At December 31, 2019, the Company had accrued obligations of $1,155 million for probable environmental remediation and restoration costs, including $207 million for the remediation of Superfund sites.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2020 activity, it was determined that no adjustment to the accrual was required at June 30, 2020.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,133 million at June 30, 2020, and approximately 20 percent of the recorded claim liability related to pending claims and approximately 80 percent related to future claims.

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Dow Silicones has an obligation to fund the Settlement Facility and is expected to make further contributions after the Settlement Facility's existing funds are exhausted. At June 30, 2020, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $69 million. The claim filing deadline passed in June 2019. All claims have been received by the Settlement Facility and are being processed. Based on the claims filed at and before the deadline, Dow Silicones estimates that it will be obligated to contribute an additional $160 million after the Settlement Facility balance is exhausted. The estimate was updated in the second quarter of 2020 with the assistance of a third party consultant, and the change in estimate primarily reflects decreased administrative costs compared with the previous estimate and an increase in investment income resulting from insurance proceeds.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $160 million at June 30, 2020 ($165 million at December 31, 2019), of which zero ($20 million at December 31, 2019) was included in “Accrued and other current liabilities” and $160 million ($145 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

Indemnifications with Corning
In connection with the June 1, 2016 ownership restructure of Dow Silicones, the Company is indemnified by Corning for at least 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and certain environmental matters described in the preceding sections, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. The Company had indemnification assets of $100 million at June 30, 2020 ($100 million at December 31, 2019), of which $37 million ($37 million at December 31, 2019) was included in "Other current assets" and $63 million ($63 million at December 31, 2019) was included in "Noncurrent receivables" in the consolidated balance sheets. For additional information, see Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to the Company, plus pre- and post-judgment interest, for which the Company received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to the Company regardless of the outcome of any further appeals by Nova. At June 30, 2020, the Company had $341 million ($341 million at December 31, 2019) included in "Other noncurrent obligations" in the consolidated balance sheets related to the disputed portion of the damages judgment. The Company is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal. For additional information, see Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
On September 18, 2019, the Court of the Queen’s Bench in Alberta, Canada ("Court"), signed a judgment ordering Nova to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) by October 11, 2019, for damages the Company incurred through 2012 related to the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada. The Court, which initially ruled in June 2018, found that Nova failed to operate the ethylene asset at full capacity for more than ten years, and furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production. These actions resulted in reduced productivity and sales for the Company. Nova has appealed the judgment, however, certain portions of it are not in dispute and are owed to the Company regardless of the outcome of Nova's appeal. In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company sought a refund of the entire amount remitted to the CRA. On March 31, 2020, the Company received the full refund from CRA, equivalent to $259 million U.S. dollars. In preparation for the June 2020 appellate hearing on the case, Nova provided the Court an updated schedule of the financial impact of the issues on appeal, which explained that even if Nova prevails on all appeal issues, the Company would still be entitled to retain an amount in excess of the gain recognized in 2019. As a result, the Company recorded an $18 million pretax gain in the second quarter of 2020, of which $12 million was included in "Selling, general and administrative expenses" and $6 million was included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Packaging & Specialty Plastics segment. At June 30, 2020, $875 million ($893 million at December 31, 2019) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Dow remains confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual and discretionary issues, which will be accorded deferential review on appeal.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Jun 30, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$3,788	$7	2023	$3,952	$10

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

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $10.4 billion of Total Project Financing outstanding at June 30, 2020 ($10.8 billion at December 31, 2019). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $3.8 billion when the project financing is fully drawn. Sadara successfully completed an extensive operational testing program in December 2018, however, the Guarantees will be released upon the satisfactory fulfillment of certain project completion conditions, which could occur in the third quarter of 2020, and must occur no later than December 2020. In the first quarter of 2020, Sadara signed its final logistics service agreement, the final substantive step to project completion.

NOTE 13 - LEASES
For additional information on the Company's leases, see Note 18 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2020 and 2019 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Operating lease cost	$120	$139	$240	$264
Finance lease cost
Amortization of right-of-use assets - finance	$13	$11	$26	$17
Interest on lease liabilities - finance	6	7	12	13
Total finance lease cost	$19	$18	$38	$30
Short-term lease cost	53	50	107	100
Variable lease cost	48	63	112	107
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$239	$269	$495	$499

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$240	$269
Operating cash flows for finance leases	$12	$13
Financing cash flows for finance leases	$21	$9

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2020 and December 31, 2019:

Lease Position	Balance Sheet Classification	Jun 30, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$49	$2,476
Finance leases		$43	$89
Assets
Operating lease assets	Operating lease right-of-use assets	$1,881	$2,072
Finance lease assets	Property	536	486
Finance lease amortization	Accumulated depreciation	(193)	(167)
Total lease assets		$2,224	$2,391
Liabilities
Current
Operating	Operating lease liabilities - current	$388	$421
Finance	Long-term debt due within one year	50	32
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,562	1,739
Finance	Long-Term Debt	365	363
Total lease liabilities		$2,365	$2,555
1. Includes $2.3 billion for the period ended December 31, 2019 related to the adoption of Topic 842.

Lease Term and Discount Rate	Jun 30, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	7.9 years	8.0 years
Finance leases	11.2 years	12.3 years
Weighted-average discount rate
Operating leases	4.16%	4.09%
Finance leases	6.02%	6.28%

The following table provides the maturities of lease liabilities at June 30, 2020:

Maturities of Lease Liabilities	Jun 30, 2020
	Operating Leases	Finance Leases
In millions
2020	$232	$40
2021	419	66
2022	356	59
2023	286	84
2024	220	31
2025 and thereafter	808	310
Total future undiscounted lease payments	$2,321	$590
Less imputed interest	371	175
Total present value of lease liabilities	$1,950	$415

At June 30, 2020, Dow had additional leases of approximately $64 million, primarily for buildings, a rail yard and equipment, which had not yet commenced. These leases are expected to commence in 2020 and 2021, with lease terms of up to 20 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at June 30, 2020 and December 31, 2019. There was no recorded liability related to these residual value guarantees at June 30, 2020 or December 31, 2019, as payment of such residual value guarantees was not determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Jun 30, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2028	$793	$—	2028	$792	$—

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2020 and 2019 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Unrealized Gains (Losses) on Investments
Beginning balance	$(36)	$16	$64	$(51)
Unrealized gains (losses) on investments	122	52	4	138
Less: Tax (expense) benefit	(27)	(11)	(2)	(29)
Net unrealized gains (losses) on investments	95	41	2	109
(Gains) losses reclassified from AOCL to net income [1]	(25)	(11)	(34)	(12)
Less: Tax expense (benefit) [2]	6	3	8	3
Net (gains) losses reclassified from AOCL to net income	(19)	(8)	(26)	(9)
Other comprehensive income (loss), net of tax	76	33	(24)	100
Ending balance	$40	$49	$40	$49
Cumulative Translation Adjustment
Beginning balance	$(1,298)	$(1,844)	$(1,135)	$(1,813)
Gains (losses) on foreign currency translation	63	76	(98)	64
Less: Tax (expense) benefit	2	15	14	14
Net gains (losses) on foreign currency translation	65	91	(84)	78
(Gains) losses reclassified from AOCL to net income [3]	(2)	(24)	(16)	(42)
Other comprehensive income (loss), net of tax	63	67	(100)	36
Impact of common control transaction [4]	—	710	—	710
Ending balance	$(1,235)	$(1,067)	$(1,235)	$(1,067)
Pension and Other Postretirement Benefits
Beginning balance	$(8,639)	$(7,824)	$(8,781)	$(7,965)
Gains (losses) arising during the period	—	34	—	34
Less: Tax (expense) benefit	—	(10)	—	(10)
Net gains (losses) arising during the period	—	24	—	24
Amortization and recognition of net loss and prior service credits [5]	184	108	369	274
Less: Tax expense (benefit) [2]	(43)	(26)	(86)	(51)
Net loss and prior service credits reclassified from AOCL to net income	141	82	283	223
Other comprehensive income (loss), net of tax	141	106	283	247
Impact of common control transaction [4]	—	83	—	83
Ending balance	$(8,498)	$(7,635)	$(8,498)	$(7,635)
Derivative Instruments
Beginning balance	$(556)	$(131)	$(394)	$(56)
Gains (losses) on derivative instruments	17	(263)	(159)	(358)
Less: Tax (expense) benefit	(2)	46	8	73
Net gains (losses) on derivative instruments	15	(217)	(151)	(285)
(Gains) losses reclassified from AOCL to net income [6]	12	17	19	10
Less: Tax expense (benefit) [2]	(3)	(4)	(6)	(4)
Net (gains) losses reclassified from AOCL to net income	9	13	13	6
Other comprehensive income (loss), net of tax	24	(204)	(138)	(279)
Ending balance	$(532)	$(335)	$(532)	$(335)
Total AOCL ending balance	$(10,225)	$(8,988)	$(10,225)	$(8,988)
1. Reclassified to "Net sales" and "Sundry income (expense) - net."
2. Reclassified to "Provision for income taxes on continuing operations."
3. Reclassified to "Sundry income (expense) - net."
4. Reclassified to "Retained earnings" as a result of the separation from DowDuPont on April 1, 2019. See Note 3 for additional information.
5. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 16 for additional information.
6. Reclassified to "Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2020 and 2019:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Balance at beginning of period	$555	$1,180	$553	$1,138
Net income attributable to noncontrolling interests - continuing operations	8	15	27	47
Net income attributable to noncontrolling interests - discontinued operations	—	—	—	13
Distributions to noncontrolling interests [1]	(11)	(5)	(12)	(14)
Impact of common control transaction [2]	—	(353)	—	(353)
Purchase of noncontrolling interest [3]	—	(254)	—	(254)
Cumulative translation adjustments	8	6	(8)	13
Other	—	—	—	(1)
Balance at end of period	$560	$589	$560	$589
1.Distributions to noncontrolling interests are net of $7 million for the three and six months ended June 30, 2020 in dividends paid to a joint venture, which were reclassified to "Equity in losses of nonconsolidated affiliates" in the consolidated statements of income. Also includes amounts attributable to discontinued operations of $7 million for the six months ended June 30, 2019.
2.Relates to the separation from DowDupont. See Note 3 for additional information.
3.Relates to the acquisition of full ownership in a propylene oxide manufacturing joint venture.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 21 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Defined Benefit Pension Plans:
Service cost	$99	$95	$198	$207
Interest cost	191	227	383	468
Expected return on plan assets	(412)	(421)	(826)	(838)
Amortization of prior service credit	(5)	(5)	(10)	(11)
Amortization of net loss	192	147	384	279
Curtailment/special termination benefits [1]	—	(27)	—	(27)
Net periodic benefit cost	$65	$16	$129	$78
Less: Discontinued operations	—	—	—	21
Net periodic benefit cost - continuing operations	$65	$16	$129	$57

Other Postretirement Benefit Plans:
Service cost	$2	$2	$4	$4
Interest cost	10	12	19	26
Amortization of net gain	(3)	(5)	(5)	(11)
Curtailment/special termination benefits [1]	—	(3)	—	(3)
Net periodic benefit cost	$9	$6	$18	$16
1.The 2019 impact relates to plan curtailments and associated special termination benefits resulting from the reduction in plan participation by employees transferred to DowDuPont.

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $290 million to its pension plans in 2020, of which $112 million has been contributed through June 30, 2020.

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
There was minimal grant activity in the second quarter of 2020.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 23 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

The following table summarizes the fair value of financial instruments at June 30, 2020 and December 31, 2019:

Fair Value of Financial Instruments	Jun 30, 2020				Dec 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$297	$—	$—	$297	$220	$—	$—	$220
Money market funds	519	—	—	519	408	—	—	408
Total cash equivalents	$816	$—	$—	$816	$628	$—	$—	$628
Marketable securities	$2	$—	$—	$2	$21	$—	$—	$21
Other investments:
Debt securities:
Government debt [2]	$506	$28	$(19)	$515	$533	$33	$(11)	$555
Corporate bonds	882	87	(35)	934	944	80	(10)	1,014
Total debt securities	$1,388	$115	$(54)	$1,449	$1,477	$113	$(21)	$1,569
Equity securities [3]	8	1	(1)	8	10	6	(1)	15
Total other investments	$1,396	$116	$(55)	$1,457	$1,487	$119	$(22)	$1,584
Total cash equivalents, marketable securities and other investments	$2,214	$116	$(55)	$2,275	$2,136	$119	$(22)	$2,233
Long-term debt including debt due within one year [4]	$(16,739)	$182	$(2,560)	$(19,117)	$(16,410)	$7	$(2,258)	$(18,661)
Derivatives relating to:
Interest rates [5]	$—	$190	$(323)	$(133)	$—	$8	$(283)	$(275)
Foreign currency	—	43	(26)	17	—	101	(21)	80
Commodities [5]	—	105	(201)	(96)	—	59	(115)	(56)
Total derivatives	$—	$338	$(550)	$(212)	$—	$168	$(419)	$(251)
1. The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2. U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
3. Equity securities with a readily determinable fair value.
4. Cost includes fair value hedge adjustment gains of $68 million at June 30, 2020 and $1 million at December 31, 2019 on $2,790 million of debt at June 30, 2020 and $3,490 million of debt at December 31, 2019.
5. Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six months ended June 30, 2020 and 2019:

Investing Results	Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019
Proceeds from sales of available-for-sale securities	$542	$534
Gross realized gains	$51	$22
Gross realized losses	$(17)	$(10)

The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Jun 30, 2020 [1]	Cost	Fair Value
In millions
Within one year	$18	$18
One to five years	376	379
Six to ten years	486	494
After ten years	508	558
Total	$1,388	$1,449
1.Includes marketable securities with maturities of less than one year.

The following table provides the fair value and gross unrealized losses of the Company’s investments in debt securities that were deemed to be temporarily impaired at June 30, 2020 and December 31, 2019, aggregated by investment category:

Temporarily Impaired Debt Securities	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
Jun 30, 2020
Government debt [1]	$69	$(9)	$7	$(10)	$76	$(19)
Corporate bonds	235	(22)	19	(13)	254	(35)
Total temporarily impaired debt securities	$304	$(31)	$26	$(23)	$330	$(54)
Dec 31, 2019
Government debt [1]	$55	$(3)	$23	$(8)	$78	$(11)
Corporate bonds	79	(3)	52	(7)	131	(10)
Total temporarily impaired debt securities	$134	$(6)	$75	$(15)	$209	$(21)
1.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities' obligations.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and six months ended June 30, 2020. The net unrealized gain recognized in earnings on equity securities totaled $1 million for the three months ended June 30, 2020 ($1 million net unrealized gain for the three months ended June 30, 2019) and a net unrealized amount of zero for the six months ended June 30, 2020 ($6 million net unrealized gain for the six months ended June 30, 2019).

Investments in Equity Securities	Jun 30, 2020	Dec 31, 2019
In millions
Readily determinable fair value	$8	$15
Not readily determinable fair value	$182	$189

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at June 30, 2020 and December 31, 2019 were as follows:

Notional Amounts - Net	Jun 30, 2020	Dec 31, 2019
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$917	$922
Foreign currency contracts	$3,326	$6,253
Derivatives not designated as hedging instruments:
Interest rate contracts	$93	$145
Foreign currency contracts	$6,202	$5,567

The notional amounts of the Company's commodity derivatives presented on a net basis at June 30, 2020 and December 31, 2019 were as follows:

Commodity Notionals - Net	Jun 30, 2020	Dec 31, 2019	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	19.7	6.1	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.2	0.1	million barrels of oil equivalent
Power derivatives	45.0	87.5	thousands of megawatt hours

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2021
Foreign currency contracts	2021
Commodity contracts	2022

The following tables provide the fair value and balance sheet classification of derivative instruments at June 30, 2020 and December 31, 2019:

Fair Value of Derivative Instruments		Jun 30, 2020
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$171	$(130)	$41
Foreign currency contracts	Other current assets	66	(53)	13
Commodity contracts	Other current assets	117	(70)	47
Commodity contracts	Deferred charges and other assets	80	(33)	47
Total		$434	$(286)	$148
Derivatives not designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$149	$—	$149
Foreign currency contracts	Other current assets	61	(31)	30
Commodity contracts	Other current assets	11	(2)	9
Commodity contracts	Deferred charges and other assets	2	—	2
Total		$223	$(33)	$190
Total asset derivatives		$657	$(319)	$338

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$130	$(130)	$—
Interest rate contracts	Other noncurrent obligations	1	—	1
Foreign currency contracts	Accrued and other current liabilities	62	(53)	9
Commodity contracts	Accrued and other current liabilities	158	(76)	82
Commodity contracts	Other noncurrent obligations	141	(33)	108
Total		$492	$(292)	$200
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$322	$—	$322
Foreign currency contracts	Accrued and other current liabilities	48	(31)	17
Commodity contracts	Accrued and other current liabilities	12	(2)	10
Commodity contracts	Other noncurrent obligations	1	—	1
Total		$383	$(33)	$350
Total liability derivatives		$875	$(325)	$550
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $18 million at June 30, 2020 ($5 million at December 31, 2019). No cash collateral was posted by counterparties with the Company at June 30, 2020 ($3 million at December 31, 2019).

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three months ended		Three months ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Derivatives designated as hedging instruments:
Fair value hedges:
Excluded components [3]	$4	$(4)	$—	$—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	—	(130)	—	—	Interest expense and amortization of debt discount
Foreign currency contracts	(5)	(1)	5	8	Cost of sales
Foreign currency contracts	—	1	—	—	Sundry income (expense) - net
Commodity contracts	22	(41)	(17)	(26)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(6)	(128)	—	—
Excluded components [3]	5	66	2	25	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$20	$(237)	$(10)	$7
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(1)	$—	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	9	38	Sundry income (expense) - net
Commodity contracts	—	—	6	(19)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$14	$19
Total derivatives	$20	$(237)	$4	$26
1. OCI is defined as other comprehensive income (loss).
2. Pretax amounts.
3. The excluded components are related to the time value of the derivatives designated as hedges.

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Six months ended		Six months ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$24	$—	Interest expense and amortization of debt discount [3]
Excluded components [4]	7	(4)	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	—	(236)	—	—	Interest expense and amortization of debt discount
Foreign currency contracts	3	6	9	16	Cost of sales
Foreign currency contracts	—	2	—	—	Sundry income (expense) - net
Commodity contracts	(65)	14	(28)	(26)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	16	(98)	—	—
Excluded components [4]	27	152	16	50	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$(12)	$(164)	$21	$40
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(7)	$—	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(10)	6	Sundry income (expense) - net
Commodity contracts	—	—	17	(31)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$—	$(25)
Total derivatives	$(12)	$(164)	$21	$15
1. OCI is defined as other comprehensive income (loss).
2. Pretax amounts.
3. Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
4. The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax amounts expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Jun 30, 2020
In millions
Cash flow hedges:
Interest rate contracts	$1
Commodity contracts	$(28)
Net foreign investment hedges:
Excluded components	$6

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 24 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Jun 30, 2020			Dec 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value
Cash equivalents
Held-to-maturity securities [1]	$—	$297	$297	$—	$220	$220
Money market funds	—	519	519	—	408	408
Marketable securities	—	2	2	—	21	21
Equity securities [2]	8	—	8	15	—	15
Debt securities: [2]
Government debt [3]	—	515	515	—	555	555
Corporate bonds	22	912	934	22	992	1,014
Derivatives relating to: [4]
Interest rates	—	320	320	—	35	35
Foreign currency	—	127	127	—	149	149
Commodities	16	194	210	23	67	90
Total assets at fair value	$46	$2,886	$2,932	$60	$2,447	$2,507
Liabilities at fair value
Long-term debt including debt due within one year [5]	$—	$19,117	$19,117	$—	$18,661	$18,661
Derivatives relating to: [4]
Interest rates	—	453	453	—	310	310
Foreign currency	—	110	110	—	69	69
Commodities	13	299	312	14	137	151
Total liabilities at fair value	$13	$19,979	$19,992	$14	$19,177	$19,191
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
For equity securities calculated at net asset value per share (or its equivalent), the Company had $106 million in private market securities and $21 million in real estate at June 30, 2020 ($117 million in private market securities and $18 million in real estate at December 31, 2019). There are no redemption restrictions and the unfunded commitments on these investments were $66 million at June 30, 2020 ($76 million at December 31, 2019).

Fair Value Measurements on a Nonrecurring Basis
In the first six months of 2020, the Company recognized an additional pretax impairment charge of $12 million related to capital additions made to the biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017. The assets were written down to zero in 2020. The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics. See Note 5 for additional information.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019:

Assets and Liabilities of Consolidated VIEs	Jun 30, 2020	Dec 31, 2019
In millions
Cash and cash equivalents	$41	$37
Other current assets	56	51
Net property	284	330
Other noncurrent assets	17	18
Total assets [1]	$398	$436
Current liabilities	$122	$141
Long-term debt	20	34
Other noncurrent obligations	19	21
Total liabilities [2]	$161	$196
1. All assets were restricted at June 30, 2020 and December 31, 2019.
2. All liabilities were nonrecourse at June 30, 2020 and December 31, 2019.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2020 and December 31, 2019 are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at June 30, 2020 and December 31, 2019, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Jun 30, 2020	Dec 31, 2019
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$101	$100
1. Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 21 – RELATED PARTY TRANSACTIONS
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and reports transactions with Dow Inc. as related party transactions. From the Merger date through March 31, 2019, TDCC reported transactions with DowDuPont and Historical DuPont and its affiliates as related party transactions.

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board of Directors from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board of Directors reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three and six months ended June 30, 2020, TDCC declared and paid dividends to Dow Inc. of $529 million and $1,172 million, respectively. For the three and six months ended June 30, 2019, TDCC did not pay dividends to Dow Inc. At June 30, 2020 and December 31, 2019, TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant.

DowDuPont
Pursuant to the Merger Agreement and prior to the separation from DowDuPont, TDCC had committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. For the six months ended June 30, 2019, TDCC declared and paid dividends to DowDuPont of $535 million.

Historical DuPont and its affiliates
Prior to the separation from DowDuPont, TDCC sold to and procured from Historical DuPont and its affiliates certain raw materials that were consumed in each company's manufacturing process. The following table presents revenue earned and expenses incurred related to transactions with Historical DuPont and its affiliates:

Sales to Historical DuPont and its Affiliates	Six Months Ended
In millions	Jun 30, 2019
Net sales	$12
Cost of sales	$9

Purchases from Historical DuPont and its affiliates were insignificant for the six months ended June 30, 2019.

NOTE 22 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT (for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020) and pro forma Operating EBIT (for the six months ended June 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the six months ended June 30, 2019 in this footnote as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Jun 30, 2020
Net sales	$4,001	$2,417	$1,855	$81	$8,354
Equity in earnings (losses) of nonconsolidated affiliates	20	(113)	2	(4)	(95)
Dow Inc. Operating EBIT [1]	318	(220)	27	(68)	57
Three months ended Jun 30, 2019
Net sales	$5,205	$3,342	$2,356	$111	$11,014
Equity in earnings (losses) of nonconsolidated affiliates	74	(78)	1	(12)	(15)
Dow Inc. Operating EBIT [1]	768	154	214	(77)	1,059
Six months ended Jun 30, 2020
Net sales	$8,610	$5,462	$3,920	$132	$18,124
Equity in earnings (losses) of nonconsolidated affiliates	25	(189)	3	(23)	(184)
Dow Inc. Operating EBIT [1]	898	(45)	189	(142)	900
Six months ended Jun 30, 2019
Net sales	$10,343	$6,822	$4,638	$180	$21,983
Pro forma net sales	10,343	6,831	4,676	180	22,030
Equity in earnings (losses) of nonconsolidated affiliates	112	(126)	1	(16)	(29)
Dow Inc. pro forma Operating EBIT [2]	1,458	431	485	(172)	2,202
1. Operating EBIT for TDCC for the three months ended June 30, 2020 and 2019 and for the six months ended June 30, 2020 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBIT is provided below.
2. Pro forma Operating EBIT for TDCC for the six months ended June 30, 2019 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBIT is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBIT	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020
Income (loss) from continuing operations, net of tax	$(217)	$90	$41
+ Provision for income taxes on continuing operations	34	125	172
Income (loss) from continuing operations before income taxes	$(183)	$215	$213
- Interest income	6	21	21
+ Interest expense and amortization of debt discount	200	237	415
- Significant items	(46)	(628)	(293)
Operating EBIT	$57	$1,059	$900

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBIT	Six Months Ended
In millions	Jun 30, 2019
Income from continuing operations, net of tax	$246
+ Provision for income taxes on continuing operations	266
Income from continuing operations before income taxes	$512
- Interest income	39
+ Interest expense and amortization of debt discount	478
+ Pro forma adjustments [1]	65
- Significant items	(1,186)
Pro forma Operating EBIT	$2,202
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

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT and pro forma Operating EBIT:

Significant Items by Segment	Three Months Ended Jun 30, 2020					Six Months Ended Jun 30, 2020
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(46)	$(46)	$—	$—	$—	$(111)	$(111)
Restructuring and asset related charges - net [2]	(6)	—	—	—	(6)	(12)	—	—	(90)	(102)
Litigation related charges, awards and adjustments [3]	6	—	—	—	6	6	—	—	—	6
Loss on early extinguishment of debt [4]	—	—	—	—	—	—	—	—	(86)	(86)
Total	$—	$—	$—	$(46)	$(46)	$(6)	$—	$—	$(287)	$(293)
1. Costs related to business separation activities.
2. Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.
3. Includes a gain associated with a legal settlement with Nova. See Note 12 for additional information.
4. The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 11 for additional information.

Significant Items by Segment	Three Months Ended Jun 30, 2019					Six Months Ended Jun 30, 2019
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Indemnification and other transaction related costs [1]	$—	$—	$—	$(127)	$(127)	$—	$—	$—	$(127)	$(127)
Integration and separation costs [2]	—	—	—	(348)	(348)	—	—	—	(750)	(750)
Restructuring and asset related charges - net [3]	(6)	—	(22)	(37)	(65)	(19)	—	(22)	(180)	(221)
Loss on divestiture [4]	—	—	—	(44)	(44)	—	—	—	(44)	(44)
Loss on early extinguishment of debt [5]	—	—	—	(44)	(44)	—	—	—	(44)	(44)
Total	$(6)	$—	$(22)	$(600)	$(628)	$(19)	$—	$(22)	$(1,145)	$(1,186)
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

NOTE 23 - SUBSEQUENT EVENT
On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure assets and related equipment at six sites in the U.S. & Canada for expected cash proceeds in excess of $310 million. The assets are located at TDCC’s sites in Plaquemine and St. Charles, Louisiana; Freeport and Seadrift, Texas; and Fort Saskatchewan and Prentiss, Alberta, Canada. TDCC will also enter into long-term service agreements with the buyer for the continuation of certain rail-related services for TDCC's operations at these sites. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions, and the Company expects to record a gain on the transaction.

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

Items Affecting Comparability of Financial Results
As a result of the separation from DowDuPont, pro forma net sales and pro forma Operating EBIT are provided in this section, which were based on the consolidated financial statements of TDCC, adjusted to give effect to the separation from DowDuPont as if it had been consummated on January 1, 2017. For the six months ended June 30, 2019, pro forma adjustments have been made for (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva, Inc. ("Corteva") in connection with the separation, which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont, and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs). These adjustments impacted the consolidated results as well as the reportable segments. For further information on the unaudited pro forma financial information, please refer to the Company's Current Report on Form 8-K dated June 3, 2019.

STATEMENT ON COVID-19, OIL PRICE VOLATILITY AND THIRD QUARTER OUTLOOK
Overview of Dow’s Response to COVID-19
The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where Dow products are produced and sold. Financial markets were volatile towards the end of the first quarter and early in the second quarter of 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with fluctuations in crude oil prices due in part to the global spread of COVID-19. As the second quarter progressed, crude oil prices increased, driven by improved supply/demand fundamentals. Financial markets have also improved as economies in the U.S. and Western Europe have started to reopen.

The global, regional and local spread of COVID-19 resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Most of the Company’s manufacturing facilities have been designated essential operations by local governments. As a result, nearly all of the Company’s manufacturing sites and facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures as directed by Dow's regional Crisis Management Teams (“CMTs”). The CMTs continue to work closely with site leadership and are adjusting alert levels as warranted on a site by site basis. At the time of this filing, approximately half of Dow’s global workforce is working remotely. The CMTs have initiated the implementation of the Company’s comprehensive Return to Workplace plan that is tailored for each site and includes a number of health and safety measures to be followed in a gradual and phased approach. The Company is also encouraging its workforce to follow safety measures when away from work to help prevent community spread of COVID-19.

Dow’s materials science expertise and production capabilities are used to develop some of the most vital hygiene medical products and technologies to fight the COVID-19 pandemic, such as disinfectants, sanitizers, cleansers, plastics used in the production of disposable personal protective equipment for medical professionals, and memory foams for hospital beds. The Company has continued to look for ways to contribute time, talent and materials science expertise to help fight and combat the pandemic while opening some new opportunities for innovation and business. Dow’s contributions to fighting the COVID-19 pandemic include:

•The Company collaborated with nine key partners across a myriad of industries to develop and donate 100,000 isolation gowns to help equip frontline workers in Texas, Louisiana and Mexico.
•Dow, Whirlpool Corporation and Reynolds Consumer Products jointly developed a powered, air-purifying respirator which takes the place of a traditional medical face mask and face shield.
•Dow developed and shared an open source design for a simplified face shield and donated 100,000 face shields to hospitals in Michigan.
•Five Dow sites in the U.S., Europe and Latin America produced more than 200 metric tons of hand sanitizer, equivalent to more than 880,000 eight-ounce bottles, which were primarily donated to local health systems and government agencies.
•The Company committed $3 million to aid COVID-19 relief efforts, with donations going towards global relief organizations, as well as non-profits in communities where Dow operates.
During this public health crisis, the Company is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, the Company’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to ease through the remainder of 2020, absent significant impacts from COVID-19 infection resurgences.

The Company continues to maintain a strong financial position and solid liquidity in the midst of the economic recession triggered by the COVID-19 pandemic. The Company started 2020 with significant committed liquidity facilities. As markets became more volatile and uncertain during the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities, which were subsequently repaid in the second quarter of 2020, and partially monetizing investments in company-owned life insurance policies. At June 30, 2020, the Company had approximately $12 billion in committed forms of liquidity, including $3.7 billion in cash and cash equivalents. The Company has no substantive long-term debt maturities until the second half of 2023.

Recognizing the significant impact the COVID-19 pandemic would have on demand in the second quarter of 2020, the Company took proactive actions to electively focus on cash and maintain financial strength with a continued emphasis on safe, reliable operations and disciplined capital allocation. Those actions included: further reducing the 2020 capital expenditure target to $1.25 billion; trimming operating expenses by $350 million; and unlocking another $500 million from working capital. The Company has also temporarily suspended share repurchases and delayed planned maintenance turnaround spending, where appropriate, without compromising safety or its ability to serve customer needs. In addition, the Company announced the temporary idling of select manufacturing facilities to balance production to demand across markets more severely affected by restrained economic activity. This included the idling of three polyethylene production units and two elastomers units; running Dow's polyurethanes assets, including propylene oxide and methylene diphenyl diisocyanate ("MDI"), at reduced operating rates; reducing siloxanes operating rates globally and extending a planned maintenance turnaround at a silicones production unit in Zhangjiagang, China, which has now restarted. Based on current demand, the polyethylene production units have also restarted. The Company continues to monitor demand in automotive and other durable good end-markets and as conditions improve in those end-markets, is bringing units online where needed.

Review of First Half 2020 Financial Impacts from COVID-19 and Third Quarter Outlook
The Company's sales declined 18 percent in the first six months of 2020, as the COVID-19 pandemic significantly impacted the global economy and supply/demand fundamentals. Demand remained strong in food packaging, health and hygiene, home care and pharma end-markets. Volume declined for products used in consumer durable good end-markets, including construction, furniture and bedding and automotive, with the most notable impacts in the Industrial Intermediates & Infrastructure and Performance Materials & Coatings operating segments. Demand for products used in consumer durable goods remained lower through the second quarter largely due to the delayed restart in these industries from May to June.

Local prices declined in the first quarter and continued to decline in the second quarter of 2020, largely impacted by lower global energy prices. In March and April 2020, crude oil prices declined significantly, due in part to the COVID-19 pandemic, coupled with increased supply from oil producers. Declines in crude oil prices impact the pace of oil drilling in the U.S. & Canada, which makes natural gas, a significant by-product of oil drilling and the primary feedstock used in the U.S. by Dow and other ethylene producers, less cost advantaged. The Company has feedstock flexibility driven by manufacturing assets that have the ability to produce ethylene from natural gas liquids or crude oil-based feedstocks, significant naphtha-based production capabilities, as well as comprehensive financial and physical hedging programs. The Company’s feedstock flexibility, fully integrated feedstock position and differentiated product portfolio positions enable the Company to respond to the challenges from oil price volatility.

The Company experienced margin compression in the second quarter, largely due to lower global energy prices. In the latter half of the second quarter, crude oil prices increased as supply/demand fundamentals improved, driving higher feedstock costs, which should be beneficial to product prices and margins in the third quarter of 2020. See Results of Operations in this report for additional discussion of results for the three and six months ended June 30, 2020.

The Company expects results of operations to improve sequentially as the gradual and uneven recovery progresses. The Company expects net sales to increase 5 to 10 percent sequentially, with increases in all geographic regions and all operating segments. Volume is expected to increase, driven by continued robust consumer demand for food packaging and health and hygiene applications; the initial indicators of recovery in consumer durable good end-markets such as automotive, construction and furniture and bedding; stable demand for solvents and surfactants used in cleaning products; and solid demand in do-it-yourself architectural coatings applications, partially offset by normal seasonality. Local price is also expected to increase sequentially as global energy prices recover and polyethylene price increases take hold. The Company expects margins to expand in the third quarter, driven by sales growth. This outlook assumes virus containment will continue to progress without significant infection resurgences and with continued reopening of economies, with recovery taking a stronger hold in Europe and U.S. & Canada in the third quarter.

The Company will continue to focus on a disciplined approach to cash generation, capital allocation and structural cost improvements, which will serve as a solid foundation for the Company to weather the downturn and capture value as markets lift. In addition to the actions announced in the second quarter, the Company will also increase its 2020 operating expense reduction from $350 million to $500 million through additional structural cost interventions. The Company will also initiate a restructuring program in the third quarter, targeting more than $300 million in annualized Operating EBITDA1 benefit by the end of 2021. This program includes a 6 percent reduction in Dow’s global workforce as well as actions to exit uncompetitive assets. These actions are necessary to maintain competitiveness while the economic recovery gains traction.

Dow has significant addressable market opportunities that are expected to drive growth as the economy recovers. Global economic indicators and end-markets have begun to show improvement, and Dow will continue to benefit from its unique competitive advantages – including its feedstock flexibility, extensive materials portfolio and geographic end-market diversity.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic and oil price volatility cannot be reasonably estimated. The COVID-19 pandemic has had and could continue to have a substantial negative impact on the Company’s results of operations, financial condition and cash flows. The effects of the COVID-19 pandemic in the first six months of 2020 and the additional risks associated with these conditions are more fully discussed in this report in Part II, Item 1A, Risk Factors. The Company is actively monitoring for potential financial impacts from the COVID-19 pandemic and oil price volatility, including, but not limited to: gauging the financial health of its customers; assessing liquidity; evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating ongoing appropriateness of its estimates.

1. Operating EBITDA is a non-GAAP measure. Dow defines Operating EBITDA as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, depreciation and amortization, excluding the impact of significant items.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The Company continues to assess the provisions and potential impacts of this legislation; however, there have been no significant impacts to the Company's results of operations or financial position resulting from the CARES Act in the three and six months ended June 30, 2020.

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended June 30, 2020:

•The Company reported net sales in the second quarter of 2020 of $8.4 billion, down 24 percent from $11.0 billion in the second quarter of 2019, with declines across all geographic regions and operating segments. The sales decline was driven by both local price and volume declines.

•Local price decreased 14 percent compared with the same period last year, primarily in response to lower global energy prices, with double-digit declines in all geographic regions. Local price declined in Packaging & Specialty Plastics (down 22 percent), Industrial Intermediates & Infrastructure (down 9 percent) and Performance Materials & Coatings (down 6 percent).

•Volume decreased 9 percent compared with the second quarter of 2019. Packaging & Specialty Plastics volume was flat. Volume decreased in Industrial Intermediates & Infrastructure (down 18 percent) and Performance Materials & Coatings (down 14 percent). Volume declined in all geographic regions, except Asia Pacific (up 3 percent).

•Currency had an unfavorable impact of 1 percent on net sales in all operating segments and geographic regions, except U.S. & Canada.

•Research and development ("R&D") expenses were $182 million in the second quarter of 2020, compared with $208 million in the second quarter of 2019. Selling, general and administrative ("SG&A") expenses were $357 million and $356 million for Dow Inc. and TDCC, respectively, in the second quarter of 2020, compared with $422 million and $418 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019. R&D and SG&A expenses decreased primarily due to cost reductions.

•Integration and separation costs were $46 million in the second quarter of 2020, down from $348 million and $324 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019, reflecting the wind-down of business separation activities.

•Equity in losses of nonconsolidated affiliates was $95 million in the second quarter of 2020, compared with $15 million in the second quarter of 2019, primarily due to lower equity earnings from the Kuwait joint ventures due to margin compression stemming from the COVID-19 pandemic.

•Sundry income (expense) - net for Dow Inc. and TDCC was income of $53 million and income of $51 million, respectively, in the second quarter of 2020, compared with expense of $1 million for Dow Inc. and income of $109 million for TDCC in the second quarter of 2019. Sundry income (expense) - net for Dow Inc. increased primarily due to one-time charges in the second quarter of 2019 for post-closing adjustments related to a previous divestiture and agreements entered into with DuPont and Corteva as part of the separation and distribution, which did not impact TDCC.

•Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was a loss of $225 million in the second quarter of 2020, compared with income of $75 million and $202 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019. Earnings (loss) per share for Dow Inc. was a loss per share of $0.31 in the second quarter of 2020, compared with earnings per share of $0.10 in the second quarter of 2019.

•On April 9, 2020, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on June 12, 2020, to shareholders of record as of May 29, 2020.

•Dow Inc. did not repurchase any of the Company's common stock in the second quarter of 2020.

•In May 2020, the Company’s global headquarters community of Midland, Michigan, experienced widespread devastation caused by heavy rain and two dam failures, which led to extensive flooding and damage to homes and businesses in the area. The Company’s manufacturing facilities were not significantly impacted by the flooding. In response to this natural disaster, Dow pledged $1 million in financial support for immediate relief and long-term recovery efforts associated with the impact of the flooding and its aftermath.

•In June 2020, the Company launched Dow ACTs (Advocacy, Community and Talent), a strategic framework that outlines a new set of actions Dow will take to support inclusion and advance anti-racism. In addition, Dow pledged $5 million over the next five years to help advance racial equality and social justice.

•In June 2020, Dow announced new sustainability targets, which align to and build upon its 2025 Sustainability Goals, including targets to Protect the Climate, Stop the Waste and Close the Loop. By 2030, Dow expects to reduce its net annual carbon emissions by five million metric tons, or 15 percent from its 2020 baseline. Additionally, Dow intends to be carbon neutral by 2050, in alignment with the Paris Agreement. By 2030, Dow plans to help stop the waste by enabling one million metric tons of plastic to be collected, reused or recycled through its direct actions and partnerships. By 2035, Dow will help close the loop with a target to have 100 percent of its products sold into packaging applications be reusable or recyclable.

In addition to the highlights above, the following event occurred subsequent to the second quarter of 2020:

•On July 2, 2020, TDCC entered into a definitive agreement to sell its rail infrastructure assets and related equipment at six sites in the U.S. & Canada for expected cash proceeds in excess of $310 million. The assets are located at Dow’s sites in Plaquemine and St. Charles, Louisiana; Freeport and Seadrift, Texas; and Fort Saskatchewan and Prentiss, Alberta, Canada. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions, and the Company expects to record a gain on the transaction.

Selected Financial Data - Dow Inc.	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$8,354	$11,014	$18,124	$21,983

Cost of sales ("COS")	$7,610	$9,420	$15,840	$18,562
Percent of net sales	91.1%	85.5%	87.4%	84.4%

R&D	$182	$208	$361	$398
Percent of net sales	2.2%	1.9%	2.0%	1.8%

SG&A	$357	$422	$691	$870
Percent of net sales	4.3%	3.8%	3.8%	4.0%

Effective tax rate	(18.6)%	58.1%	80.8%	52.0%

Net income (loss) available for common stockholders	$(225)	$75	$14	$631

Selected Financial Data - TDCC	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$8,354	$11,014	$18,124	$21,983

Cost of sales ("COS")	$7,608	$9,419	$15,838	$18,561
Percent of net sales	91.1%	85.5%	87.4%	84.4%

R&D	$182	$208	$361	$398
Percent of net sales	2.2%	1.9%	2.0%	1.8%

SG&A	$356	$418	$690	$866
Percent of net sales	4.3%	3.8%	3.8%	3.9%

Effective tax rate	(18.6)%	36.5%	80.8%	41.6%

Net income (loss) available for common stockholder	$(225)	$202	$14	$758

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales, pro forma net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$8,354	$11,014	$18,124	$21,983
Pro forma net sales				$22,030

Sales Variances by Operating Segment and Geographic Region - As Reported
	Three Months Ended Jun 30, 2020				Six Months Ended Jun 30, 2020
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(22)%	(1)%	—%	(23)%	(16)%	(1)%	—%	—%	(17)%
Industrial Intermediates & Infrastructure	(9)	(1)	(18)	(28)	(9)	(1)	(10)	—	(20)
Performance Materials & Coatings	(6)	(1)	(14)	(21)	(7)	(1)	(9)	2	(15)
Total	(14)%	(1)%	(9)%	(24)%	(12)%	(1)%	(5)%	—%	(18)%
Total, excluding the Hydrocarbons & Energy business	(11)%	(1)%	(10)%	(22)%	(10)%	(1)%	(6)%	1%	(16)%
U.S. & Canada	(11)%	—%	(17)%	(28)%	(10)%	—%	(10)%	1%	(19)%
EMEAI [2]	(21)	(1)	(5)	(27)	(14)	(2)	(4)	—	(20)
Asia Pacific	(13)	(1)	3	(11)	(11)	(1)	—	—	(12)
Latin America	(13)	(1)	(13)	(27)	(13)	—	(5)	—	(18)
Total	(14)%	(1)%	(9)%	(24)%	(12)%	(1)%	(5)%	—%	(18)%
1. Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.
2. Europe, Middle East, Africa and India

Net sales in the second quarter of 2020 were $8.4 billion, down 24 percent from $11.0 billion in the second quarter of last year, with local price down 14 percent, volume down 9 percent and an unfavorable impact from currency of 1 percent. Net sales decreased in all geographic regions and operating segments, reflecting the impact of the COVID-19 pandemic on global economies and supply/demand fundamentals. Local price declined in all operating segments and all geographic regions, primarily due to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 22 percent), Industrial Intermediates & Infrastructure (down 9 percent) and Performance Materials & Coatings (down 6 percent) and declined double-digits in all geographic regions. Volume decreased in all geographic regions, except Asia Pacific which was up 3 percent, largely driven by China as economies in Asia Pacific reopened. Volume was flat in Packaging & Specialty Plastics and declined in Industrial Intermediates & Infrastructure (down 18 percent) and Performance Materials & Coatings (down 14 percent) as the COVID-19 pandemic drove volume growth in food packaging, health and hygiene, home care and pharma applications and demand weakness for products used in durable good end-markets. Currency unfavorably impacted net sales 1 percent compared with the same period last year, driven by currency fluctuations in Europe, Middle East, Africa and India ("EMEAI"), Asia Pacific and Latin America (all down 1 percent). Excluding the Hydrocarbons & Energy business, sales declined 22 percent.

Net sales for the first six months of 2020 were $18.1 billion, down 18 percent from $22.0 billion in the same period last year, with local price down 12 percent, volume down 5 percent and an unfavorable impact from currency of 1 percent. Net sales decreased in all geographic regions and operating segments. Local price decreased in all operating segments and in all geographic regions, primarily in response to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 16 percent), Industrial Intermediates & Infrastructure (down 9 percent) and in Performance Materials &

Coatings (down 7 percent). Volume decreased 5 percent with declines in all geographic regions, except Asia Pacific which was flat. Volume was flat in Packaging & Specialty Plastics and decreased in Industrial Intermediates & Infrastructure (down 10 percent) and Performance Materials & Coatings (down 9 percent). Currency unfavorably impacted net sales 1 percent compared with the same period last year, driven primarily by EMEAI (down 2 percent) and Asia Pacific (down 1 percent). Excluding the Hydrocarbons & Energy business, sales declined 16 percent.

Sales Variances by Operating Segment and Geographic Region - Pro Forma Basis
	Six Months Ended Jun 30, 2020
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(16)%	(1)%	—%	(17)%
Industrial Intermediates & Infrastructure	(9)	(1)	(10)	(20)
Performance Materials & Coatings	(7)	(1)	(8)	(16)
Total	(12)%	(1)%	(5)%	(18)%
Total, excluding the Hydrocarbons & Energy business	(10)%	(1)%	(5)%	(16)%
U.S. & Canada	(10)%	—%	(9)%	(19)%
EMEAI	(14)	(2)	(4)	(20)
Asia Pacific	(11)	(1)	—	(12)
Latin America	(13)	(1)	(4)	(18)
Total	(12)%	(1)%	(5)%	(18)%

Net sales for the first six months of 2020 were $18.1 billion, down 18 percent from pro forma net sales of $22.0 billion in the same period last year, with local price down 12 percent, volume down 5 percent and an unfavorable impact from currency of 1 percent. Net sales decreased in all geographic regions and operating segments. Local price decreased in all operating segments and in all geographic regions, primarily in response to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 16 percent), Industrial Intermediates & Infrastructure (down 9 percent) and Performance Materials & Coatings (down 7 percent). Volume decreased 5 percent, with declines in all geographic regions, except Asia Pacific, which was flat. Volume was flat in Packaging & Specialty Plastics and decreased in Industrial Intermediates & Infrastructure (down 10 percent) and Performance Materials & Coatings (down 8 percent). Currency unfavorably impacted net sales 1 percent compared with the same period last year, driven primarily by EMEAI (down 2 percent), Asia Pacific (down 1 percent) and Latin America (down 1 percent). Excluding the Hydrocarbons & Energy business, sales declined 16 percent.

Cost of Sales
COS was $7.6 billion in the second quarter of 2020, down from $9.4 billion in the second quarter of 2019, primarily due to lower feedstock and other raw material costs and decreased sales volume. Operating rates were lower in the second quarter of 2020, as the Company temporarily idled certain manufacturing facilities and selectively adjusted operating rates at other facilities to balance production to demand. For the first six months of 2020, COS was $15.8 billion, down from $18.6 billion in the first six months of 2019, primarily due to lower feedstock and other raw material costs and decreased sales volume. COS as a percentage of net sales in the second quarter of 2020 was 91.1 percent (85.5 percent in the second quarter of 2019) and 87.4 percent for the first six months of 2020 (84.4 percent for the first six months of 2019).

Research and Development Expenses
R&D expenses totaled $182 million in the second quarter of 2020, compared with $208 million in the second quarter of 2019. R&D expenses for the first six months of 2020 were $361 million, down from $398 million in the first six months of 2019. R&D expenses for the three and six months ended June 30, 2020 decreased primarily due to cost reductions and lower performance-based compensation costs.

Selling, General and Administrative Expenses
Dow Inc.
SG&A expenses were $357 million in the second quarter of 2020, down from $422 million in the second quarter of 2019. For the first six months of 2020, SG&A expenses were $691 million, down from $870 million in the first six months of 2019. SG&A expenses for the three and six months ended June 30, 2020 decreased compared with the same periods last year primarily due to cost reductions, lower performance-based compensation costs, and the recovery of legal costs related to the Nova Chemicals Corporation ("Nova") ethylene asset matter. SG&A expenses were also favorably impacted in the first six months of 2020 by the reversal of a bad debt reserve related to an arbitration judgment.

TDCC
SG&A expenses were $356 million in the second quarter of 2020, down from $418 million in the second quarter of 2019. For the first six months of 2020, SG&A expenses were $690 million, down from $866 million in the first six months of 2019.

Amortization of Intangibles
Amortization of intangibles was $100 million in the second quarter of 2020, down from $104 million in the second quarter of 2019. In the first six months of 2020, amortization of intangibles was $200 million, down from $220 million in the first six months of 2019. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. The restructuring charges below reflect charges from continuing operations. The final charges related to the Synergy Program were incurred in the first quarter of 2020 and the Company expects cash expenditures related to the Synergy Program to be substantially complete by the end of 2020.

For the three months ended June 30, 2020, the Company did not record any pretax restructuring charges. For the six months ended June 30, 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs.

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

Asset Related Charges
The Company recognized additional pretax impairment charges of $6 million and $12 million for the three and six months ended June 30, 2020, respectively, related to capital additions made to a biopolymers manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 (charges of $6 million and $18 million for the three and six months ended June 30, 2019). The impairment charges were related to the Packaging & Specialty Plastics segment. See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring and asset related charges, including charges by segment.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $46 million in the second quarter of 2020, down from $348 million and $324 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019. In the first six months of 2020, integration and separation costs were $111 million, down from $800 million and $776 million for Dow Inc. and TDCC, respectively, in the first six months of 2019. Further decreases in integration and separation costs are expected as business separation activities wind down. Integration and separation costs are related to Corporate.

Equity in Losses of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $95 million in the second quarter of 2020, up from losses of $15 million in the second quarter of 2019, primarily due to margin compression at the Kuwait joint ventures and higher equity losses from Sadara Chemical Company ("Sadara") which were partially offset by improved results at the Thai joint ventures. Equity in losses of nonconsolidated affiliates was $184 million in the first six months of 2020, compared with $29 million in the first six months of 2019, primarily due to lower equity earnings from the Kuwait and Thai joint ventures and higher equity losses from Sadara. See Note 9 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

Dow Inc.
For the three months ended June 30, 2020, "Sundry income (expense) - net" was income of $53 million compared with expense of $1 million for the three months ended June 30, 2019. The second quarter of 2020 included a $6 million gain related to the Nova ethylene asset matter (related to Packaging & Specialty Plastics), non-operating pension and postretirement benefit plan credits and foreign currency exchange losses. The second quarter of 2019 included a $58 million loss on post-closing adjustments related to a previous divestiture, a $52 million charge associated with agreements entered into with DuPont and Corteva and a $44 million loss on the early extinguishment of debt (all related to Corporate), which were partially offset by non-operating pension and postretirement benefit plan credits and foreign currency exchange gains. For the six months ended June 30, 2020, "Sundry income (expense) - net" was expense of $28 million compared with income of $68 million for the six months ended June 30, 2019. In addition to the items previously disclosed, "Sundry income (expense) - net" for the six months ended June 30, 2020 included an $86 million loss on the early extinguishment of debt (related to Corporate). See Notes 3, 11, 16 and 22 to the Consolidated Financial Statements for additional information.

TDCC
For the three months ended June 30, 2020, "Sundry income (expense) - net" was income of $51 million compared with income of $109 million for the three months ended June 30, 2019. The second quarter of 2020 included a $6 million gain related to the Nova ethylene asset matter (related to Packaging & Specialty Plastics), non-operating pension and postretirement benefit plan credits and foreign currency exchange losses. The second quarter of 2019 included a $44 million loss on the early extinguishment of debt and a gain of $14 million on post-closing adjustments related to a previous divestiture (both related to Corporate), which were partially offset by non-operating pension and postretirement benefit plan credits and foreign currency exchange gains. For the six months ended June 30, 2020, "Sundry income (expense) - net" was expense of $31 million compared with income of $178 million for the six months ended June 30, 2019. In addition to the items previously disclosed, "Sundry income (expense) - net" for the six months ended June 30, 2020 included an $86 million loss on the early extinguishment of debt (related to Corporate). See Notes 11, 16 and 22 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $200 million in the second quarter of 2020, down from $237 million and $249 million for Dow Inc. and TDCC, respectively, in the second quarter of 2019. Interest expense and amortization of debt discount was $415 million in the first six months of 2020, down from $478 million and $490 million for Dow Inc. and TDCC, respectively, in the first six months of 2019. The decreases are primarily due to the redemption of long-term debt in 2019.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate for the second quarter of 2020 for Dow Inc. and TDCC was negative 18.6 percent, compared with 58.1 percent and 36.5 percent for Dow Inc. and TDCC, respectively, for the second quarter of 2019. For the first six months of 2020, the effective tax rate for Dow Inc. and TDCC was 80.8 percent, compared with 52.0 percent and 41.6 percent for Dow Inc. and TDCC, respectively, for the first six months of 2019. The tax rate for Dow Inc. and TDCC in the second quarter and first six months of 2020 was unfavorably impacted primarily by equity losses and geographic mix of earnings and, to a lesser extent, non-deductible restructuring costs and an increase in tax reserves. The tax rate for Dow Inc. and TDCC in the second quarter of 2019 was unfavorably impacted by non-deductible restructuring costs and was favorably impacted as a result of a change in deferred taxes related to fixed assets. The tax rate for the first six months of 2019 was unfavorably impacted by tax impacts related to spin preparation activities and favorably impacted by tax benefits related to the issuance of stock-based compensation and deferred tax remeasurement in foreign jurisdictions.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $445 million for the first six months of 2019, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 3 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests from continuing operations was $8 million in the second quarter of 2020, down from $15 million in the second quarter of 2019. For the first six months of 2020, net income attributable to noncontrolling interests from continuing operations was $27 million, compared with $47 million for the same period last year.

Net income attributable to noncontrolling interests from discontinued operations was $13 million for the first six months of 2019, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 15 to the Consolidated Financial Statements for additional information.

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was a loss of $225 million, or $0.31 per share, in the second quarter of 2020, compared with income of $75 million, or $0.10 per share, in the second quarter of 2019. Net income available for Dow Inc. common stockholders was $14 million, or $0.01 per share, in the first six months of 2020, compared with $631 million, or $0.84 per share, in the first six months of 2019. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was a loss of $225 million in the second quarter of 2020, compared with income of $202 million in the second quarter of 2019. Net income available for the TDCC common stockholder was $14 million in the first six months of 2020, compared with $758 million in the first six months of 2019. Following the separation from DowDuPont, TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT (for the three and six months ended June 30, 2020 and the three months ended June 30, 2019) and pro forma Operating EBIT (for the six months ended June 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the six months ended June 30, 2019, as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation from DowDuPont which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont. See Note 22 to the Consolidated Financial Statements for reconciliations of these measures and a summary of the pro forma adjustments impacting segment measures for the six months ended June 30, 2019.

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

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$4,001	$5,205	$8,610	$10,343
Pro forma net sales				$10,343
Operating EBIT	$318	$768	$898
Pro forma Operating EBIT				$1,458
Equity earnings	$20	$74	$25	$112

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2020	Jun 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(22)%	(16)%
Currency	(1)	(1)
Volume	—	—
Portfolio & other	—	—
Total	(23)%	(17)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix		(16)%
Currency		(1)
Volume		—
Total		(17)%
1. As reported net sales for the six months ended June 30, 2020 compared with pro forma net sales for the six months ended June 30, 2019.

Packaging & Specialty Plastics net sales were $4,001 million in the second quarter of 2020, down 23 percent from net sales of $5,205 million in the second quarter of 2019, with local price down 22 percent, an unfavorable currency impact of 1 percent, primarily in EMEAI, and volume flat. Local price decreased in both businesses and across all geographic regions, driven by lower global energy prices and reduced polyethylene pricing. Price declines were reported in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, declined 51 percent compared with the second quarter of 2019, as well as lower cracker co-product prices due to weak end-market demand. Volume was mixed by geographic region as increases in Asia Pacific and EMEAI were offset by declines in U.S. & Canada and Latin America. Packaging and Specialty Plastics reported volume growth in flexible food and specialty packaging, industrial and consumer packaging and health and hygiene applications, which was offset by reduced demand for functional polymers used in durable good end-markets, notably automotive, infrastructure and construction.

Operating EBIT was $318 million in the second quarter of 2020, down 59 percent from Operating EBIT of $768 million in the second quarter of 2019. Operating EBIT decreased primarily due to margin compression in both businesses, driven by lower demand in durable good end-markets and reduced equity earnings due to lower integrated olefin and aromatics margins at the Kuwait and Sadara joint ventures, which more than offset improvement at the Thai joint ventures. These declines more than offset cost reductions as well as demand growth and margin improvement in packaging applications.

Packaging & Specialty Plastics net sales were $8,610 million in the first six months of 2020, down 17 percent from net sales and pro forma net sales of $10,343 million in the first six months of 2019, with local price down 16 percent, an unfavorable currency impact of 1 percent, primarily in EMEAI, and volume flat. Local price decreased in both businesses and across all geographic regions, driven by reduced polyethylene prices and lower global energy prices. Price declines were reported in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, declined 36 percent compared with the first six months of 2019. Volume decreased in Hydrocarbons & Energy, primarily in U.S. & Canada and Asia Pacific, more than offsetting increases in EMEAI. Volume increased in Packaging and Specialty Plastics in Asia Pacific, Latin America and EMEAI, partially offset by declines in U.S. & Canada primarily due to the COVID-19 pandemic.

Operating EBIT was $898 million in the first six months of 2020, down 38 percent from pro forma Operating EBIT of $1,458 million in the first six months of 2019. Operating EBIT decreased primarily due to margin compression in both businesses and reduced equity earnings due to margin compression at the Kuwait and Sadara joint ventures. These declines more than offset cost reductions.

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

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$2,417	$3,342	$5,462	$6,822
Pro forma net sales				$6,831
Operating EBIT	$(220)	$154	$(45)
Pro forma Operating EBIT				$431
Equity losses	$(113)	$(78)	$(189)	$(126)

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2020	Jun 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(9)%	(9)%
Currency	(1)	(1)
Volume	(18)	(10)
Total	(28)%	(20)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix		(9)%
Currency		(1)
Volume		(10)
Total		(20)%
1. As reported net sales for the six months ended June 30, 2020 compared with pro forma net sales for the six months ended June 30, 2019.

Industrial Intermediates & Infrastructure net sales were $2,417 million in the second quarter of 2020, down 28 percent from $3,342 million in the second quarter of 2019, with volume down 18 percent, a decline in local price of 9 percent and an unfavorable currency impact of 1 percent. Volume decreased in Polyurethanes & Construction Chemicals and Industrial Solutions and in all geographic regions, except Asia Pacific, reflecting the impact of the COVID-19 pandemic. Polyurethanes & Construction Chemicals volume decreased primarily due to weak demand in consumer durable good end-markets, notably construction, furniture and bedding and automotive. Volume decreased in Industrial Solutions as improved demand for pharma and home care applications was more than offset by declines in industrial and oil applications and consumer textiles. Local price decreased in both businesses and in all geographic regions. The decrease in local price was primarily driven by lower global energy costs and the impact of the COVID-19 pandemic on supply/demand fundamentals.

Operating EBIT was a loss of $220 million in the second quarter of 2020, compared with Operating EBIT of $154 million in the second quarter of 2019. Operating EBIT decreased primarily due to demand destruction, margin compression and lower equity earnings from the Kuwait joint ventures.

Industrial Intermediates & Infrastructure net sales were $5,462 million in the first six months of 2020, down 20 percent from net sales of $6,822 million in the first six months of 2019. Net sales decreased 20 percent compared with pro forma net sales of $6,831 million in the first six months of 2019, driven by a decrease in volume of 10 percent, a decline in local price of 9 percent and an unfavorable currency impact of 1 percent. Volume declined in both businesses and in all geographic regions, except Asia Pacific, which was flat. Volume decreased in Polyurethanes & Construction Chemicals in all geographic regions and was attributable to weaker demand for products used in consumer durable good end-markets, including construction, furniture and bedding, and automotive, along with lower demand for aircraft deicing applications. Volume decreased in Industrial Solutions due to weakened demand for consumer durable goods and oil and gas and industrial applications, which was offset by stronger demand in pharma, cleaning and home care applications. Industrial Solutions volume declined in all geographic regions, except Asia Pacific. Local price decreased in both businesses and all geographic regions. The decrease in local price was primarily driven by lower global energy and raw material costs.

Operating EBIT was a loss of $45 million in the first six months of 2020, compared with pro forma Operating EBIT of $431 million in the first six months of 2019. Operating EBIT decreased as a result of margin compression, lower equity earnings from the Kuwait joint ventures and softer demand, which was partially offset by lower planned maintenance turnaround costs.

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

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$1,855	$2,356	$3,920	$4,638
Pro forma net sales				$4,676
Operating EBIT	$27	$214	$189
Pro forma Operating EBIT				$485
Equity earnings	$2	$1	$3	$1

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2020	Jun 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(6)%	(7)%
Currency	(1)	(1)
Volume	(14)	(9)
Portfolio & other	—	2
Total	(21)%	(15)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix		(7)%
Currency		(1)
Volume		(8)
Total		(16)%
1. As reported net sales for the six months ended June 30, 2020 compared with pro forma net sales for the six months ended June 30, 2019.

Performance Materials & Coatings net sales were $1,855 million in the second quarter of 2020, down 21 percent from net sales of $2,356 million in the second quarter of 2019, with volume down 14 percent, local price down 6 percent, and an unfavorable currency impact of 1 percent. Volume declined across all geographic regions, reflecting the impact from the COVID-19 pandemic. Consumer Solutions volume decreased as growth in home care applications was more than offset by lower demand for products used in automotive, construction and personal care end-markets as consumer activities and buying patterns were limited by the COVID-19 pandemic. Volume declined in Coatings & Performance Monomers primarily due to lower demand for industrial coatings, which more than offset growth for architectural coatings in U.S. & Canada. Local price decreased in both businesses and across all geographic regions. Local price decreased in Coatings & Performance Monomers due to weaker supply/demand fundamentals. Consumer Solutions local price decreased primarily due to lower pricing in siloxanes across all geographic regions due to weaker supply/demand fundamentals.

Operating EBIT was $27 million in the second quarter of 2020, down 87 percent from Operating EBIT of $214 million in the second quarter of 2019. Operating EBIT decreased primarily due to margin compression in siloxanes and lower demand due to the COVID-19 pandemic.

Performance Materials & Coatings net sales were $3,920 million in the first six months of 2020, down 15 percent from net sales of $4,638 million in the first six months of 2019. Net sales decreased 16 percent compared with pro forma net sales of $4,676 million in the same quarter last year, with volume down 8 percent, local price down 7 percent, and an unfavorable currency impact of 1 percent. Volume declines in Asia Pacific, EMEAI and U.S. & Canada, which reflected the impact from the COVID-19 pandemic, were partially offset by volume growth in Latin America. Consumer Solutions volume decreased due to lower demand in Asia Pacific, EMEAI and U.S. & Canada, partially offset by demand growth in upstream siloxanes in Latin America. Coatings & Performance Monomers volume decreased in Asia Pacific, EMEAI and Latin America primarily due to the impact of the COVID-19 pandemic, which was partially offset by strong demand for home improvement applications in U.S. & Canada. Local price decreased in both businesses and all geographic regions. Consumer Solutions local price declined primarily in upstream siloxanes due to weak supply/demand fundamentals. Local price decreased in Coatings & Performance Monomers in response to lower feedstock and other raw material costs.

Operating EBIT was $189 million in the first six months of 2020, down 61 percent from pro forma Operating EBIT of $485 million in the first six months of 2019. Operating EBIT decreased primarily due to margin compression in siloxanes and lower demand as a result of the COVID-19 pandemic.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
Net sales	$81	$111	$132	$180
Pro forma net sales				$180
Operating EBIT	$(68)	$(77)	$(142)
Pro forma Operating EBIT				$(172)
Equity losses	$(4)	$(12)	$(23)	$(16)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $81 million in the second quarter of 2020, a decrease from net sales of $111 million in the second quarter of 2019. Net sales were $132 million in the first six months of 2020, down from net sales and pro forma net sales of $180 million in the first six months of 2019.

Operating EBIT was a loss of $68 million in the second quarter of 2020, compared with a loss of $77 million in the second quarter of 2019. Operating EBIT was a loss of $142 million in the first six months of 2020, compared with a pro forma Operating EBIT loss of $172 million in the first six months of 2019. Operating EBIT improved primarily due to cost reductions and stranded cost removal throughout 2019.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,724 million at June 30, 2020 and $2,367 million at December 31, 2019, of which $1,186 million at June 30, 2020 and $986 million at December 31, 2019 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

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

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019
In millions
Cash provided by (used for):
Operating activities - continuing operations	$2,835	$2,003	$2,842	$1,977
Operating activities - discontinued operations	(6)	253	—	346
Operating activities	2,829	2,256	2,842	2,323
Investing activities - continuing operations	(534)	(846)	(534)	(846)
Investing activities - discontinued operations	—	(34)	—	(34)
Investing activities	(534)	(880)	(534)	(880)
Financing activities - continuing operations	(879)	(1,649)	(892)	(1,716)
Financing activities - discontinued operations	—	(18)	—	(18)
Financing activities	(879)	(1,667)	(892)	(1,734)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	10	(66)	10
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	1,350	(281)	1,350	(281)
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$3,730	$2,483	$3,730	$2,483
Less: Restricted cash and cash equivalents, included in "Other current assets"	6	37	6	37
Cash and cash equivalents at end of period	$3,724	$2,446	$3,724	$2,446

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations increased in the first six months of 2020 compared with the first six months of 2019. The improvement was primarily due to improvements in working capital, a decrease in performance-based compensation payments, a cash receipt for the refund of withholding tax related to the Nova ethylene asset matter and an increase in advance payments from customers, which were partially offset by a decrease in dividends received from nonconsolidated affiliates.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
In millions
Current assets	$16,997	$16,815	$16,930	$16,733
Current liabilities	9,786	10,679	9,308	10,150
Net working capital	$7,211	$6,136	$7,622	$6,583
Current ratio	1.74:1	1.57:1	1.82:1	1.65:1

Working Capital Metrics	Three Months Ended
	Jun 30, 2020	Jun 30, 2019

Days sales outstanding in receivables [1]	50	47
Days sales in inventory [2]	72	67
Days payables outstanding [3]	68	63
1. The increase in days sales outstanding in receivables was primarily due to a decrease in net sales, which more than offset a decrease in average accounts receivable.
2. The increase in days sales in inventory was primarily due to a decrease in COS, which more than offset a decrease in average inventory.
3. The increase in days payables outstanding was primarily due to a decrease in COS and a decrease in the change in inventory, which more than offset a decrease in average accounts payable.

Cash used for operating activities from discontinued operations in the first six months of 2020 decreased compared with cash provided by operating activities from discontinued operations in the first six months of 2019 due to the separation of AgCo and SpecCo on April 1, 2019. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities from continuing operations in the first six months of 2020 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates (related to Sadara), which were partially offset by proceeds from sales and maturities of investments, and included partial monetization of the Company's investment in company-owned life insurance policies. Cash used for investing activities from continuing operations in the first six months of 2019 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates (related to Sadara), which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures, including capital expenditures of consolidated variable interest entities, were $668 million in the first six months of 2020, compared with $912 million in the first six months of 2019. In April 2020, the Company reduced its capital expenditure target and expects full year capital spending in 2020 to be approximately $1.25 billion. The Company will adjust its spending through the year as economic conditions develop.

In the first six months of 2020, the Company loaned $236 million to Sadara. The Company expects to loan Sadara up to $500 million in 2020. Due to the potential for Dow to continue providing financial support to Sadara, the Company will continue to recognize its share of equity losses reported by Sadara.

Cash used in investing activities from discontinued operations in the first six months of 2019 was primarily for capital expenditures, partially offset by proceeds from the sale of property and businesses and proceeds from sales of ownership interests in nonconsolidated affiliates.

Cash Flows from Financing Activities
Cash used for financing activities from continuing operations in the first six months of 2020 included proceeds from issuance of long-term debt and changes in short-term notes payable, which were partially offset by payments on long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock and TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities from continuing operations in the first six months of 2019 included payments on long-term debt and dividends paid to DowDuPont, which were partially offset by proceeds from the issuance of long-term debt. In addition, Dow Inc. received cash as part of the separation from DowDuPont, which more than offset dividends paid to common stockholders and repurchases of common stock. TDCC was further impacted by the change in the note payable with Dow Inc. See Note 11 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

Cash used for financing activities from discontinued operations in the first six months of 2019 primarily related to distributions to noncontrolling interests and employee taxes paid for share-based payment arrangements.

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

Operating EBITDA and Pro Forma Operating EBITDA
Dow defines Operating EBITDA (for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020) as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, depreciation and amortization, excluding the impact of significant items. Pro forma Operating EBITDA (for the six months ended June 30, 2019) is defined as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, depreciation and amortization, plus pro forma adjustments, excluding the impact of significant items.

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

Reconciliation of Free Cash Flow	Six Months Ended
	Jun 30, 2020	Jun 30, 2019
In millions
Cash provided by operating activities - continuing operations (GAAP)	$2,835	$2,003
Capital expenditures	(668)	(912)
Free cash flow (Non-GAAP)	$2,167	$1,091

Reconciliation of Cash Flow Conversion (Operating EBITDA or Pro Forma Operating	Six Months Ended
EBITDA to Cash Flow From Operations)	Jun 30, 2020	Jun 30, 2019 [1]
In millions
Income from continuing operations, net of tax (GAAP)	$41	$246
+ Provision for income taxes on continuing operations	172	266
Income from continuing operations before income taxes	$213	$512
- Interest income	21	39
+ Interest expense and amortization of debt discount	415	478
+ Pro forma adjustments ²	—	65
- Significant items ³	(293)	(1,186)
Operating EBIT (Non-GAAP)	$900	$2,202
+ Depreciation and amortization	1,424	1,486
Operating EBITDA (Non-GAAP)	$2,324	$3,688
Cash flows from operating activities - continuing operations (GAAP)	$2,835	$2,003
Cash flow conversion (Operating EBITDA or pro forma Operating EBITDA to cash flow from operations) (Non-GAAP)	122.0%	54.3%
1. Operating EBIT, depreciation and amortization and Operating EBITDA for the six months ended June 30, 2019 are presented on a pro forma basis.
2. Pro forma adjustments for the six months ended June 30, 2019 include: (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs).
3. The six months ended June 30, 2020 include integration and separation costs, restructuring and asset related charges - net, a loss on early extinguishment of debt and a gain related to a legal settlement with Nova. The six months ended June 30, 2019 include integration and separation costs, restructuring and asset related charges - net, a loss on early extinguishment of debt, a loss related to a previous divestiture and a loss associated with agreements entered into with DuPont and Corteva as part of the separation and distribution. See Note 22 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position and solid liquidity in the midst of the economic recession triggered by the COVID-19 pandemic. The Company started 2020 with significant committed liquidity facilities. As markets became more volatile and uncertain during the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities, which were subsequently repaid in the second quarter of 2020, and partially monetizing investments in company-owned life insurance policies. At June 30, 2020, the Company had approximately $12 billion in committed forms of liquidity, which included $3.7 billion in cash and cash equivalents. The Company also has no substantive long-term debt maturities until the second half of 2023. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had $500 million of commercial paper outstanding at June 30, 2020 ($151 million at December 31, 2019). TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to June 30, 2020, TDCC issued approximately $500 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2020, TDCC had total committed credit facilities of $8.7 billion and available credit facilities of $7.4 billion. In the first quarter of 2020, Dow Silicones voluntarily repaid $750 million of principal under a certain third party credit agreement. See Note 11 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

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

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At June 30, 2020, the Company had monetized $293 million of its existing COLI policies' value ($85 million at December 31, 2019). See Note 6 to the Consolidated Financial Statements for additional information.

Uncommitted Credit Facilities
Dow has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. In the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities, which were subsequently repaid in the second quarter. See Note 11 to the Consolidated Financial Statements for additional information.

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At June 30, 2020, net debt as a percent of total capitalization increased to 51.4 percent and 50.0 percent for Dow Inc. and TDCC, respectively, compared with 50.9 percent and 49.6 percent at December 31, 2019.

Total Debt	Dow Inc.		TDCC
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
In millions
Notes payable	$853	$586	$853	$586
Long-term debt due within one year	451	435	451	435
Long-term debt	16,288	15,975	16,288	15,975
Gross debt	$17,592	$16,996	$17,592	$16,996
- Cash and cash equivalents	3,724	2,367	3,724	2,367
- Marketable securities	2	21	2	21
Net debt	$13,866	$14,608	$13,866	$14,608
Total equity	$13,097	$14,094	$13,852	$14,862
Gross debt as a percent of total capitalization	57.3%	54.7%	55.9%	53.3%
Net debt as a percent of total capitalization	51.4%	50.9%	50.0%	49.6%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.53 to 1.00 at June 30, 2020. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2020. For information on TDCC's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2020.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2020, TDCC's credit ratings were as follows:

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

Dividends
Dow Inc.
On February 13, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on March 13, 2020, to shareholders of record as of February 28, 2020. On April 9, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on June 12, 2020, to shareholders of record as of May 29, 2020.

TDCC
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board of Directors reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended June 30, 2020, TDCC declared and paid a dividend to Dow Inc. of $529 million ($1,172 million for the six months ended June 30, 2020). At June 30, 2020, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 21 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the second quarter of 2020 (repurchased $125 million of the Company's common stock in the six months ended June 30, 2020). At June 30, 2020, approximately $2.4 billion of the share repurchase program authorization remained available for repurchases. At this time, Dow Inc. does not expect to repurchase additional shares in 2020, but will continue to evaluate as the year progresses.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $290 million to its pension plans in 2020, of which $112 million has been contributed through June 30, 2020. See Note 16 to the Consolidated Financial Statements and Note 21 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019 for additional information concerning the Company's pension plans.

Restructuring
The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $100 million, primarily through the end of 2020, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Integration and Separation Costs
Integration and separation costs related to business separation activities are expected to result in additional cash expenditures of $125 million to $150 million through the end of 2020.

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

Contractual Obligations at Jun 30, 2020	Payments Due In
In millions	2020	2021-2022	2023-2024	2025 and beyond	Total
Long-term debt obligations [1]	$277	$721	$3,201	$12,890	$17,089
Expected cash requirements for interest [2]	$371	$1,428	$1,323	$7,758	$10,880
Operating leases [3]	$232	$775	$506	$808	$2,321
Total	$880	$2,924	$5,030	$21,456	$30,290
1.Excludes unamortized debt discount and issuance costs of $350 million. Includes finance lease obligations of $415 million. Assumes the option to extend will be exercised for the Dow Silicones Term Loan Facility.
2.Cash requirements for interest on long-term debt was calculated using current interest rates and exchange rates at June 30, 2020, and includes $1,571 million of various floating rate notes.
3.Includes imputed interest of $371 million.

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

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at June 30, 2020 of $3,788 million, down from $3,952 million at December 31, 2019. Additional information related to guarantees can be found in the "Guarantees" section of Note 12 to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2020	2019
Claims unresolved at Jan 1	11,117	12,780
Claims filed	2,194	2,819
Claims settled, dismissed or otherwise resolved	(2,488)	(3,477)
Claims unresolved at Jun 30	10,823	12,122
Claimants with claims against both Union Carbide and Amchem	(3,555)	(4,217)
Individual claimants at Jun 30	7,268	7,905

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the second quarter of 2020. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Environmental Matters
On July 5, 2018, the Company received a draft consent decree from the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Justice ("DOJ") and the Louisiana Department of Environmental Quality (“DEQ”), relating to the operation of steam-assisted flares at the Company’s olefins manufacturing facilities in Freeport, Texas; Plaquemine, Louisiana; and St. Charles, Louisiana. On June 2, 2020, the EPA and the DOJ added Performance Materials NA, Inc., a wholly owned subsidiary of the Company, as an additional signatory to the existing draft consent decree based on the operation of steam-assisted flares at the Sabine olefins manufacturing facility in Orange, Texas. Performance Materials NA, Inc. acquired the Orange, TX Facility in February 2019 and became a subsidiary of the Company in April 2019. Discussions with the EPA, the DOJ and the DEQ are ongoing.

On October 23, 2019, Union Carbide received a proposed Agreed Order from the Texas Commission on Environmental Quality (“TCEQ”) relating to emissions of ethylene oxide from a process leak at Union Carbide's manufacturing facility in Seadrift, Texas. The proposed Agreed Order included an administrative penalty of $800,000. On December 30, 2019, the TCEQ sent a revised Agreed Order reducing the penalty to $600,000 based on Union Carbide's corrective actions and allowing for half of the administrative penalty amount to be used to fund a Supplemental Environmental Project. Union Carbide paid $300,000 in January 2020. The revised Agreed Order was approved by the TCEQ Commissioners on July 1, 2020.

On November 8, 2019, a proposed consent decree was filed in the U.S. District Court for the Eastern District of Michigan, Civil Action No. 1:19-cv-13292 between the Company and federal, state and tribal trustees to resolve allegations of natural resource damages arising from the historic operations of the Company’s Midland, Michigan manufacturing facility. On November 14, 2019, a Notice of Lodging and Notice of Availability and Request for Comments on Draft Restoration Plan/Environmental Assessment was published in the Federal Register. The DOJ filed a Joint Motion for Entry of the Consent Decree on May 8, 2020, which was granted and entered as a final order on July 20, 2020. The consent decree requires the Company to pay a $15 million cash settlement to be used for Trustee-selected remediation projects and $6.75 million to specified local projects managed by third parties, and requires the Company to complete 13 additional environmental restoration projects which are valued by the trustees at approximately $77 million.

ITEM 1A. RISK FACTORS
Since December 31, 2019, there have been no material changes to the Company's Risk Factors, except as noted below:

Public Health Crisis: A public health crisis or global outbreak of disease, including the pandemic caused by coronavirus disease 2019 (“COVID-19”) has had, and could continue to have, a negative effect on the Company's manufacturing operations, supply chain and workforce, creating business disruptions that could continue to have a substantial negative impact on the Company’s results of operations, financial condition and cash flows.
The pandemic caused by COVID-19 has impacted all geographic regions where Dow products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the COVID-19 pandemic, coupled with crude oil price fluctuations due in part to the global spread of COVID-19, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Company include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for certain Company products; reduced profitability; supply chain disruptions impeding the Company’s ability to ship and/or receive product; temporary idling of select manufacturing facilities; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; reduced market liquidity and increased borrowing costs; workforce absenteeism and distraction; labor shortages; customer credit concerns; increased cyber security risk and data accessibility disruptions due to remote working arrangements; and fluctuations in foreign currency markets. Additional risks may include, but are not limited to: shortages of key raw materials; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to the Company’s pension and other postretirement benefit plans; and deferred tax valuation allowances. Business disruptions and market volatility resulting from the COVID-19 pandemic have had and could continue to have a substantial negative impact on the Company’s results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2020	—	$—	—	$2,375
May 2020	—	$—	—	$2,375
June 2020	—	$—	—	$2,375
Second quarter 2020	—	$—	—	$2,375
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
Date: July 24, 2020

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax