Form 10-Q
period 2020-09-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2020-10-23
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Dow Inc. had 741,751,762 shares of common stock, $0.01 par value, outstanding at September 30, 2020. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at September 30, 2020, all of which were held by the registrant’s parent, Dow Inc.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2020

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

Forward-looking statements include, but are not limited to: expectations as to future sales of Dow’s products; the ability to protect Dow’s intellectual property in the United States and abroad; estimates regarding Dow’s capital requirements and need for and availability of financing; estimates of Dow’s expenses, future revenues and profitability; estimates of the size of the markets for Dow’s products and services and Dow’s ability to compete in such markets; expectations related to the rate and degree of market acceptance of Dow’s products; the outcome of certain Dow contingencies, such as litigation and environmental matters; estimates of the success of competing technologies that may become available; the continuing global and regional economic impacts of the coronavirus disease 2019 ("COVID-19") pandemic; estimates regarding benefits achieved through contemplated restructuring activities, such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities; and expectations regarding the benefits and costs associated with each of the foregoing.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements are based on certain assumptions and expectations of future events which may not be realized and speak only as of the date the statements were made. In addition, forward-looking statements also involve risks, uncertainties and other factors that are beyond Dow’s control that could cause Dow’s actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. These factors include, but are not limited to: fluctuations in energy and raw material prices; failure to develop and market new products and optimally manage product life cycles; significant litigation and environmental matters; failure to appropriately manage process safety and product stewardship issues; changes in laws and regulations or political conditions; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war; weather events and natural disasters; ability to protect, defend and enforce Dow’s intellectual property rights; increased competition; changes in relationships with Dow’s significant customers and suppliers; unanticipated expenses such as litigation or legal settlement expenses; unanticipated business disruptions; Dow’s ability to predict, identify and interpret changes in consumer preferences and demand; Dow’s ability to complete proposed divestitures or acquisitions; Dow’s ability to realize the expected benefits of acquisitions if they are completed; the availability of financing to Dow in the future and the terms and conditions of such financing; disruptions in Dow’s information technology networks and systems; the continuing risks related to the COVID-19 pandemic; and Dow's ability to realize the expected benefits of restructuring activities, such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities. Additionally, there may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business.

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

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. For a more detailed discussion of Dow’s risks and uncertainties, see the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and the combined Dow Inc. and TDCC Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and Part I, Item 1A of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$9,712	$10,764	$27,836	$32,747
Cost of sales	8,371	9,377	24,211	27,939
Research and development expenses	193	194	554	592
Selling, general and administrative expenses	372	388	1,063	1,258
Amortization of intangibles	100	100	300	320
Restructuring and asset related charges - net	617	147	719	368
Integration and separation costs	63	164	174	964
Equity in earnings (losses) of nonconsolidated affiliates	60	(44)	(124)	(73)
Sundry income (expense) - net	182	301	154	369
Interest income	6	19	27	58
Interest expense and amortization of debt discount	202	233	617	711
Income from continuing operations before income taxes	42	437	255	949
Provision for income taxes on continuing operations	43	90	215	356
Income (loss) from continuing operations, net of tax	(1)	347	40	593
Income from discontinued operations, net of tax	—	—	—	445
Net income (loss)	(1)	347	40	1,038
Net income attributable to noncontrolling interests	24	14	51	74
Net income (loss) available for Dow Inc. common stockholders	$(25)	$333	$(11)	$964

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$(0.04)	$0.45	$(0.02)	$0.71
Earnings per common share from discontinued operations - basic	—	—	—	0.58
Earnings (loss) per common share - basic	$(0.04)	$0.45	$(0.02)	$1.29
Earnings (loss) per common share from continuing operations - diluted	$(0.04)	$0.45	$(0.02)	$0.71
Earnings per common share from discontinued operations - diluted	—	—	—	0.58
Earnings (loss) per common share - diluted	$(0.04)	$0.45	$(0.02)	$1.29

Weighted-average common shares outstanding - basic	740.5	739.8	740.0	743.3
Weighted-average common shares outstanding - diluted	740.5	743.0	740.0	746.1

Depreciation	$526	$540	$1,558	$1,621
Capital expenditures	$287	$472	$955	$1,384
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net income (loss)	$(1)	$347	$40	$1,038
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	8	11	(16)	111
Cumulative translation adjustments	91	(216)	(9)	(180)
Pension and other postretirement benefit plans	147	108	430	355
Derivative instruments	38	(134)	(100)	(413)
Total other comprehensive income (loss)	284	(231)	305	(127)
Comprehensive income	283	116	345	911
Comprehensive income attributable to noncontrolling interests, net of tax	24	7	51	79
Comprehensive income attributable to Dow Inc.	$259	$109	$294	$832
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $53; 2019: $37)	$4,549	$2,367
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $45; 2019: $45)	4,689	4,844
Other	2,383	2,711
Inventories	5,609	6,214
Other current assets	559	679
Total current assets	17,789	16,815
Investments
Investment in nonconsolidated affiliates	1,281	1,404
Other investments (investments carried at fair value - 2020: $1,374; 2019: $1,584)	2,183	2,588
Noncurrent receivables	739	1,063
Total investments	4,203	5,055
Property
Property	56,132	54,910
Less accumulated depreciation	35,719	33,914
Net property (variable interest entities restricted - 2020: $230; 2019: $330)	20,413	20,996
Other Assets
Goodwill	8,854	8,796
Other intangible assets (net of accumulated amortization - 2020: $4,276; 2019: $3,886)	3,442	3,759
Operating lease right-of-use assets	1,809	2,072
Deferred income tax assets	2,273	2,213
Deferred charges and other assets	1,162	818
Total other assets	17,540	17,658
Total Assets	$59,945	$60,524
Liabilities and Equity
Current Liabilities
Notes payable	$329	$586
Long-term debt due within one year	347	435
Accounts payable:
Trade	3,400	3,889
Other	1,964	2,064
Operating lease liabilities - current	405	421
Income taxes payable	354	522
Accrued and other current liabilities	3,408	2,762
Total current liabilities	10,207	10,679
Long-Term Debt (variable interest entities nonrecourse - 2020: $19; 2019: $34)	16,698	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	337	347
Pension and other postretirement benefits - noncurrent	9,759	10,083
Asbestos-related liabilities - noncurrent	1,027	1,060
Operating lease liabilities - noncurrent	1,488	1,739
Other noncurrent obligations	7,497	6,547
Total other noncurrent liabilities	20,108	19,776
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2020: 754,555,065 shares; 2019: 751,228,644 shares)	8	8
Additional paid-in capital	7,497	7,325
Retained earnings	15,472	17,045
Accumulated other comprehensive loss	(9,941)	(10,246)
Unearned ESOP shares	(57)	(91)
Treasury stock at cost (2020: 12,803,303 shares; 2019: 9,729,834 shares)	(625)	(500)
Dow Inc.’s stockholders’ equity	12,354	13,541
Noncontrolling interests	578	553
Total equity	12,932	14,094
Total Liabilities and Equity	$59,945	$60,524
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2020	Sep 30, 2019
Operating Activities
Net income	$40	$1,038
Less: Income from discontinued operations, net of tax	—	445
Income from continuing operations, net of tax	40	593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,148	2,225
Credit for deferred income tax	(198)	(146)
Earnings of nonconsolidated affiliates less than dividends received	515	927
Net periodic pension benefit cost	195	101
Pension contributions	(188)	(206)
Net gain on sales of assets, businesses and investments	(283)	(48)
Restructuring and asset related charges - net	719	368
Other net loss	288	143
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	339	994
Inventories	587	483
Accounts payable	(560)	(926)
Other assets and liabilities, net	994	(715)
Cash provided by operating activities - continuing operations	4,596	3,793
Cash provided by operating activities - discontinued operations	—	187
Cash provided by operating activities	4,596	3,980
Investing Activities
Capital expenditures	(955)	(1,384)
Investment in gas field developments	(5)	(71)
Purchases of previously leased assets	(4)	(9)
Proceeds from sales of property and businesses, net of cash divested	295	47
Acquisitions of property and businesses, net of cash acquired	(130)	—
Investments in and loans to nonconsolidated affiliates	(280)	(333)
Distributions and loan repayments from nonconsolidated affiliates	7	—
Purchases of investments	(582)	(784)
Proceeds from sales and maturities of investments	1,009	973
Other investing activities, net	29	—
Cash used for investing activities - continuing operations	(616)	(1,561)
Cash used for investing activities - discontinued operations	—	(34)
Cash used for investing activities	(616)	(1,595)
Financing Activities
Changes in short-term notes payable	(267)	149
Proceeds from issuance of short-term debt greater than three months	163	—
Payments on short-term debt greater than three months	(163)	—
Proceeds from issuance of long-term debt	4,649	2,146
Payments on long-term debt	(4,347)	(4,271)
Purchases of treasury stock	(125)	(406)
Proceeds from issuance of stock	53	39
Transaction financing, debt issuance and other costs	(175)	(61)
Employee taxes paid for share-based payment arrangements	(26)	(54)
Distributions to noncontrolling interests	(19)	(16)
Purchases of noncontrolling interests	—	(131)
Dividends paid to stockholders	(1,552)	(1,033)
Dividends paid to DowDuPont Inc.	—	(535)
Settlements and transfers related to separation from DowDuPont Inc.	—	1,935
Cash used for financing activities - continuing operations	(1,809)	(2,238)
Cash used for financing activities - discontinued operations	—	(18)
Cash used for financing activities	(1,809)	(2,256)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(54)
Summary
Increase in cash, cash equivalents and restricted cash	2,175	75
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$4,555	$2,839
Less: Restricted cash and cash equivalents, included in "Other current assets"	6	16
Cash and cash equivalents at end of period	$4,549	$2,823
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Common Stock
Balance at beginning of period	$8	$7	$8	$—
Common stock issued	—	—	—	7
Balance at end of period	8	7	8	7
Additional Paid-in Capital
Balance at beginning of period	7,431	7,186	7,325	7,042
Common stock issued/sold	23	5	53	4
Issuance of parent company stock - DowDuPont Inc.	—	—	—	28
Stock-based compensation and allocation of ESOP shares	43	55	119	202
Other	—	(7)	—	(37)
Balance at end of period	7,497	7,239	7,497	7,239
Retained Earnings
Balance at beginning of period	16,017	20,110	17,045	35,460
Net income (loss) available for Dow Inc. common stockholders	(25)	333	(11)	964
Dividends to stockholders	(518)	(516)	(1,552)	(1,033)
Dividends to DowDuPont Inc.	—	—	—	(535)
Common control transaction	—	(50)	—	(14,861)
Adoption of accounting standards	—	—	—	(111)
Other	(2)	(4)	(10)	(11)
Balance at end of period	15,472	19,873	15,472	19,873
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,225)	(8,988)	(10,246)	(9,885)
Other comprehensive income (loss)	284	(231)	305	(127)
Common control transaction	—	—	—	793
Balance at end of period	(9,941)	(9,219)	(9,941)	(9,219)
Unearned ESOP Shares
Balance at beginning of period	(69)	(99)	(91)	(134)
ESOP shares acquired	—	(2)	—	(2)
Allocation of ESOP shares	12	6	34	41
Balance at end of period	(57)	(95)	(57)	(95)
Treasury Stock
Balance at beginning of period	(625)	(305)	(500)	—
Treasury stock purchases	—	(101)	(125)	(406)
Balance at end of period	(625)	(406)	(625)	(406)
Dow Inc.'s stockholders' equity	12,354	17,399	12,354	17,399
Noncontrolling Interests	578	587	578	587
Total Equity	$12,932	$17,986	$12,932	$17,986

Dividends declared per share of common stock	$0.70	$0.70	$2.10	$1.40
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$9,712	$10,764	$27,836	$32,747
Cost of sales	8,371	9,377	24,209	27,938
Research and development expenses	193	194	554	592
Selling, general and administrative expenses	372	389	1,062	1,255
Amortization of intangibles	100	100	300	320
Restructuring and asset related charges - net	617	147	719	368
Integration and separation costs	63	164	174	940
Equity in earnings (losses) of nonconsolidated affiliates	60	(44)	(124)	(73)
Sundry income (expense) - net	181	284	150	462
Interest income	7	19	28	58
Interest expense and amortization of debt discount	202	238	617	728
Income from continuing operations before income taxes	42	414	255	1,053
Provision for income taxes on continuing operations	43	90	215	356
Income (loss) from continuing operations, net of tax	(1)	324	40	697
Income from discontinued operations, net of tax	—	—	—	445
Net income (loss)	(1)	324	40	1,142
Net income attributable to noncontrolling interests	24	14	51	74
Net income (loss) available for The Dow Chemical Company common stockholder	$(25)	$310	$(11)	$1,068

Depreciation	$526	$540	$1,558	$1,621
Capital expenditures	$287	$472	$955	$1,384
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net income (loss)	$(1)	$324	$40	$1,142
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	8	11	(16)	111
Cumulative translation adjustments	91	(216)	(9)	(180)
Pension and other postretirement benefit plans	147	108	430	355
Derivative instruments	38	(134)	(100)	(413)
Total other comprehensive income (loss)	284	(231)	305	(127)
Comprehensive income	283	93	345	1,015
Comprehensive income attributable to noncontrolling interests, net of tax	24	7	51	79
Comprehensive income attributable to The Dow Chemical Company	$259	$86	$294	$936
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2020	Dec 31, 2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $53; 2019: $37)	$4,549	$2,367
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $45; 2019: $45)	4,689	4,844
Other	2,384	2,716
Inventories	5,609	6,214
Other current assets	484	592
Total current assets	17,715	16,733
Investments
Investment in nonconsolidated affiliates	1,281	1,404
Other investments (investments carried at fair value - 2020: $1,374; 2019: $1,584)	2,183	2,588
Noncurrent receivables	706	1,011
Total investments	4,170	5,003
Property
Property	56,132	54,910
Less accumulated depreciation	35,719	33,914
Net property (variable interest entities restricted - 2020: $230; 2019: $330)	20,413	20,996
Other Assets
Goodwill	8,854	8,796
Other intangible assets (net of accumulated amortization - 2020: $4,276; 2019: $3,886)	3,442	3,759
Operating lease right-of-use assets	1,809	2,072
Deferred income tax assets	2,273	2,213
Deferred charges and other assets	1,161	818
Total other assets	17,539	17,658
Total Assets	$59,837	$60,390
Liabilities and Equity
Current Liabilities
Notes payable	$329	$586
Long-term debt due within one year	347	435
Accounts payable:
Trade	3,400	3,889
Other	1,964	2,064
Operating lease liabilities - current	405	421
Income taxes payable	354	522
Accrued and other current liabilities	2,784	2,233
Total current liabilities	9,583	10,150
Long-Term Debt (variable interest entities nonrecourse - 2020: $19; 2019: $34)	16,698	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	337	347
Pension and other postretirement benefits - noncurrent	9,759	10,083
Asbestos-related liabilities - noncurrent	1,027	1,060
Operating lease liabilities - noncurrent	1,488	1,739
Other noncurrent obligations	7,254	6,174
Total other noncurrent liabilities	19,865	19,403
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,505	7,333
Retained earnings	15,606	17,313
Accumulated other comprehensive loss	(9,941)	(10,246)
Unearned ESOP shares	(57)	(91)
The Dow Chemical Company’s stockholder's equity	13,113	14,309
Noncontrolling interests	578	553
Total equity	13,691	14,862
Total Liabilities and Equity	$59,837	$60,390
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2020	Sep 30, 2019
Operating Activities
Net income	$40	$1,142
Less: Income from discontinued operations, net of tax	—	445
Income from continuing operations, net of tax	40	697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,148	2,225
Credit for deferred income tax	(198)	(146)
Earnings of nonconsolidated affiliates less than dividends received	515	927
Net periodic pension benefit cost	195	101
Pension contributions	(188)	(206)
Net gain on sales of assets, businesses and investments	(283)	(48)
Restructuring and asset related charges - net	719	368
Other net loss	291	157
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	339	994
Inventories	587	483
Accounts payable	(560)	(926)
Other assets and liabilities, net	999	(860)
Cash provided by operating activities - continuing operations	4,604	3,766
Cash provided by operating activities - discontinued operations	—	371
Cash provided by operating activities	4,604	4,137
Investing Activities
Capital expenditures	(955)	(1,384)
Investment in gas field developments	(5)	(71)
Purchases of previously leased assets	(4)	(9)
Proceeds from sales of property and businesses, net of cash divested	295	47
Acquisitions of property and businesses, net of cash acquired	(130)	—
Investments in and loans to nonconsolidated affiliates	(280)	(333)
Distributions and loan repayments from nonconsolidated affiliates	7	—
Purchases of investments	(582)	(784)
Proceeds from sales and maturities of investments	1,009	973
Other investing activities, net	29	—
Cash used for investing activities - continuing operations	(616)	(1,561)
Cash used for investing activities - discontinued operations	—	(34)
Cash used for investing activities	(616)	(1,595)
Financing Activities
Changes in short-term notes payable	(267)	149
Proceeds from issuance of short-term debt greater than three months	163	—
Payments on short-term debt greater than three months	(163)	—
Changes in notes payable with Dow Inc.	—	400
Proceeds from issuance of long-term debt	4,649	2,146
Payments on long-term debt	(4,347)	(4,271)
Proceeds from issuance of stock	53	39
Transaction financing, debt issuance and other costs	(175)	(61)
Employee taxes paid for share-based payment arrangements	(26)	(54)
Distributions to noncontrolling interests	(19)	(16)
Purchases of noncontrolling interests	—	(131)
Dividends paid to Dow Inc.	(1,685)	—
Dividends paid to DowDuPont Inc.	—	(535)
Settlements and transfers related to separation from DowDuPont Inc.	—	(61)
Cash used for financing activities - continuing operations	(1,817)	(2,395)
Cash used for financing activities - discontinued operations	—	(18)
Cash used for financing activities	(1,817)	(2,413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(54)
Summary
Increase in cash, cash equivalents and restricted cash	2,175	75
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$4,555	$2,839
Less: Restricted cash and cash equivalents, included in "Other current assets"	6	16
Cash and cash equivalents at end of period	$4,549	$2,823
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,439	7,192	7,333	7,042
Issuance of parent company stock - Dow Inc.	23	5	53	11
Issuance of parent company stock - DowDuPont Inc.	—	—	—	28
Stock-based compensation and allocation of ESOP shares	43	55	119	202
Other	—	(7)	—	(38)
Balance at end of period	7,505	7,245	7,505	7,245
Retained Earnings
Balance at beginning of period	16,147	19,575	17,313	35,460
Net income (loss) available for The Dow Chemical Company common stockholder	(25)	310	(11)	1,068
Dividends to Dow Inc.	(513)	—	(1,685)	—
Dividends to DowDuPont Inc.	—	—	—	(535)
Common control transaction	—	(32)	—	(16,022)
Adoption of accounting standards	—	—	—	(111)
Other	(3)	(4)	(11)	(11)
Balance at end of period	15,606	19,849	15,606	19,849
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,225)	(8,988)	(10,246)	(9,885)
Other comprehensive income (loss)	284	(231)	305	(127)
Common control transaction	—	—	—	793
Balance at end of period	(9,941)	(9,219)	(9,941)	(9,219)
Unearned ESOP Shares
Balance at beginning of period	(69)	(99)	(91)	(134)
ESOP shares acquired	—	(2)	—	(2)
Allocation of ESOP shares	12	6	34	41
Balance at end of period	(57)	(95)	(57)	(95)
The Dow Chemical Company's stockholder's equity	13,113	17,780	13,113	17,780
Noncontrolling Interests	578	587	578	587
Total Equity	$13,691	$18,367	$13,691	$18,367
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

Adoption of Accounting Standards
In the first quarter of 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", and the associated ASUs (collectively, "Topic 842"). The net impact to “Retained earnings” was an increase of $72 million and was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction. See Note 14 for additional information.

Additionally, at January 1, 2019, certain nonconsolidated affiliates of the Company, which were subsequently distributed as part of the separation from DowDuPont, adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606"). The net impact to "Retained earnings" was a reduction of $183 million at January 1, 2019.

Change in Financial Statement Presentation
The Company reclassified "Marketable securities" to "Other current assets" in the consolidated balance sheets and, as a result, the prior period amounts have been reclassified to conform to current year presentation. Changes made to the consolidated balance sheets were as follows:

Changes to the Consolidated Balance Sheets	Dec 31, 2019
	Dow Inc.		TDCC
In millions	As Filed	Updated	As Filed	Updated
Marketable securities	$21	$—	$21	$—
Other current assets	$658	$679	$571	$592

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2020, the Company adopted ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the Financial Accounting Standards Board's ("FASB") disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement." The adoption of this guidance did not have a material impact on the consolidated financial statements. See Note 20 for additional information.

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

In the first quarter of 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and the associated ASUs (collectively, “Topic 326”). The amendments replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, companies are required to consider forward-looking information to estimate credit losses expected to occur over the estimated life of an asset, including losses that may be incurred in future periods. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In the third quarter of 2020, the Company adopted ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The new standard is effective March 12, 2020 through December 31, 2022, with the adoption date dependent upon the Company’s election. The Company has elected to apply the optional expedients and exceptions provided by the new guidance as modifications are made to relevant contracts, hedging relationships and other transactions during the reference rate reform transition period. As the amendments are intended to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, the application of this guidance has not and will not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted at September 30, 2020
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company will adopt the new guidance in the first quarter of 2021 and the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

On April 1, 2019, Dow Inc. received a cash contribution of $2,024 million from DowDuPont as part of the internal reorganization and business realignment steps between Dow Inc., TDCC and DowDuPont. Dow Inc. recognized a reduction to "Retained earnings" of $50 million in the third quarter of 2019 ($14,861 million in the nine months ended September 30, 2019) as a result of the cash contribution, the distribution of AgCo and SpecCo, and other separation related adjustments. TDCC recognized a reduction to "Retained earnings" of $32 million in the third quarter of 2019 ($16,022 million in the nine months ended September 30, 2019) as a result of the distribution of AgCo and SpecCo.

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

Distribution of AgCo and SpecCo
Upon distribution, the Company retrospectively adjusted the previously issued consolidated financial statements and presented AgCo and SpecCo as discontinued operations based on the guidance in Accounting Standards Codification 205-20 “Discontinued Operations.” The results of operations of AgCo and SpecCo are presented as discontinued operations in the consolidated statements of income and are summarized in the table that follows:

Results of Operations of AgCo and SpecCo	Nine Months Ended
Sep 30, 2019
In millions
Net sales	$2,953
Cost of sales	1,804
Research and development expenses	175
Selling, general and administrative expenses	262
Amortization of intangibles	61
Restructuring and asset related charges - net	78
Equity in earnings of nonconsolidated affiliates	28
Sundry income (expense) - net	(18)
Interest income	3
Interest expense and amortization of debt discount	7
Income from discontinued operations before income taxes	$579
Provision for income taxes	134
Income from discontinued operations, net of tax	$445

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

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily reflected in the consolidated financial statements of Dow Inc. In the second quarter of 2019, the Company recorded pretax charges related to the Agreements of $24 million in "Integration and separation costs" and $52 million in "Sundry income (expense) - net" in the consolidated statements of income of Dow Inc. and related to the Corporate segment. At September 30, 2020, the Company had assets of $58 million ($58 million at December 31, 2019) included in "Other current assets" and $33 million ($52 million at December 31, 2019) included in "Noncurrent receivables," and liabilities of $333 million ($352 million at December 31, 2019) included in "Accrued and other current liabilities" and $100 million ($96 million at December 31, 2019) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements. Any adjustments to these assets and liabilities in subsequent periods will be recorded in Dow Inc.'s results of operations. In addition, the Company deferred approximately $400 million of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At September 30, 2020, $264 million ($130 million at December 31, 2019) of this liability was recorded in "Accrued and other current liabilities" and $136 million ($270 million at December 31, 2019) was recorded in "Other noncurrent obligations" in the consolidated balance sheets. The final resolution of this liability is uncertain and any subsequent adjustments to the carrying value of this liability will be reflected in equity of Dow Inc.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $63 million for Dow Inc. and TDCC in the third quarter of 2020, compared with $164 million in the third quarter of 2019. Integration and separation costs were $174 million for Dow Inc. and TDCC in the first nine months of 2020, compared with $964 million and $940 million for Dow Inc. and TDCC, respectively, in the first nine months of 2019. Integration and separation costs related to business separation activities are expected to be substantially complete by the end of 2020.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. Dow's revenue related to product sales was 99 percent for the three and nine months ended September 30, 2020 (98 percent for the three and nine months ended September 30, 2019), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2020, Dow had unfulfilled performance obligations of $915 million ($826 million at December 31, 2019) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next seven years.

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

Net Trade Sales by Segment and Business	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Hydrocarbons & Energy	$1,021	$1,325	$3,027	$4,078
Packaging and Specialty Plastics	3,544	3,737	10,148	11,327
Packaging & Specialty Plastics	$4,565	$5,062	$13,175	$15,405
Industrial Solutions	$931	$1,066	$2,879	$3,263
Polyurethanes & Construction Chemicals	2,124	2,295	5,632	6,914
Other	3	4	9	10
Industrial Intermediates & Infrastructure	$3,058	$3,365	$8,520	$10,187
Coatings & Performance Monomers	$844	$900	$2,438	$2,749
Consumer Solutions	1,158	1,350	3,484	4,139
Performance Materials & Coatings	$2,002	$2,250	$5,922	$6,888
Corporate	$87	$87	$219	$267
Total	$9,712	$10,764	$27,836	$32,747

Net Trade Sales by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
U.S. & Canada	$3,391	$3,932	$9,885	$11,937
EMEAI [1]	3,272	3,621	9,394	11,228
Asia Pacific	2,073	2,193	5,850	6,464
Latin America	976	1,018	2,707	3,118
Total	$9,712	$10,764	$27,836	$32,747
1.Europe, Middle East, Africa and India.

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

Revenue recognized in the first nine months of 2020 from amounts included in contract liabilities at the beginning of the period was approximately $110 million (approximately $100 million in the first nine months of 2019). In the first nine months of 2020, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $25 million (approximately $15 million in the first nine months of 2019).

The following table summarizes the contract assets and liabilities at September 30, 2020 and December 31, 2019:

Contract Assets and Liabilities	Sep 30, 2020	Dec 31, 2019
In millions
Accounts and notes receivable - Trade	$4,689	$4,844
Contract assets - current [1]	$17	$41
Contract assets - noncurrent [2]	$43	$4
Contract liabilities - current [3]	$310	$193
Contract liabilities - noncurrent [4]	$2,004	$1,607
1.Included in "Other current assets" in the consolidated balance sheets.
2.Included in "Deferred charges and other assets" in the consolidated balance sheets.
3.Included in "Accrued and other current liabilities" in the consolidated balance sheets.
4.Included in "Other noncurrent obligations" in the consolidated balance sheets. The increase from December 31, 2019 to September 30, 2020 was due to an advance payment from a customer related to a long-term product supply agreement.

NOTE 5– DIVESTITURES
Divestiture of Rail Infrastructure Operations and Assets
On September 30, 2020, TDCC sold its rail infrastructure operations and assets, including existing agreements to provide rail services to unrelated third parties, at six sites in the U.S. & Canada to an affiliate of Watco Companies, L.L.C. for cash proceeds of $303 million, net of costs to sell and other adjustments and subject to customary post-closing adjustments. These assets are located at TDCC’s sites in Plaquemine and St. Charles, Louisiana; Freeport and Seadrift, Texas; and Fort Saskatchewan and Prentiss, Alberta, Canada. Divested operations included property with a net book value of $68 million and goodwill of $2 million ($16 million related to Packaging & Specialty Plastics and $54 million related to Corporate). TDCC retained ownership of the sites and underlying real property where the divested operations are located. TDCC and the buyer entered into mutual long-term service agreements designed to ensure the continuation of rail services for TDCC's existing operations at each site. The rail-service agreements include variable fees that have an initial term of 25 years. TDCC recognized a pretax gain of $233 million on the sale ($48 million related to Packaging & Specialty Plastics and $185 million related to Corporate), included in "Sundry income (expense) - net" in the consolidated statements of income.

The Company evaluated the divestiture of the rail infrastructure operations and assets and determined it did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. As a result, the divestiture is not reported as discontinued operations.

Divestiture of Marine and Terminal Operations and Assets
On September 14, 2020, TDCC announced that it entered into a definitive agreement to divest certain U.S. Gulf Coast marine and terminal operations and assets for expected cash proceeds of $620 million. These operations and assets are located at TDCC's sites in Plaquemine and St. Charles, Louisiana, and Freeport, Texas. In addition, TDCC has entered into mutual long-term service agreements with the buyer, effective upon closing of the transaction, designed to ensure the continuation of marine and terminal services for TDCC's existing operations at the impacted sites. The transaction is expected to close in the fourth quarter of 2020, subject to customary regulatory approvals and other closing conditions, and the Company expects to record a gain on the transaction.

NOTE 6 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $617 million for the three months ended September 30, 2020 ($147 million for the three months ended September 30, 2019) and $719 million for the nine months ended September 30, 2020 ($368 million for the nine months ended September 30, 2019). These charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income.

Restructuring Plans
2020 Restructuring Program
On September 29, 2020, the Board of Directors ("Board") of Dow Inc. approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the coronavirus disease 2019 ("COVID-19") pandemic. The restructuring program is designed to reduce structural costs and enable the Company to further enhance competitiveness while the COVID-19 economic recovery gains traction. This program includes a global workforce cost reduction of approximately 6 percent and actions to rationalize the Company's manufacturing assets, which include asset write-down and write-off charges, related contract termination fees and environmental remediation costs ("2020 Restructuring Program"). These actions are expected to be substantially complete by the end of 2021.

As a result of these actions, in the third quarter of 2020 the Company recorded pretax restructuring charges of $575 million, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $197 million and costs associated with exit and disposal activities of $81 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$11	$—	$11
Industrial Intermediates & Infrastructure	—	22	—	22
Performance Materials & Coatings	—	117	57	174
Corporate	297	47	24	368
Total restructuring charges	$297	$197	$81	$575
Charges against the reserve	—	(197)	—	(197)
Cash payments	(1)	—	—	(1)
Reserve balance at Sep 30, 2020	$296	$—	$81	$377

At September 30, 2020, $166 million of the reserve balance was included in "Accrued and other current liabilities" and $211 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2020 Restructuring Program included a charge for severance and related benefit costs of $297 million for a global workforce cost reduction of approximately 6 percent, with separations occurring primarily through the end of 2021, and impacting Corporate. At September 30, 2020, $1 million in severance payments had been made.

Asset Write-downs and Write-offs
The restructuring charge related to the write-down and write-off of assets in the third quarter of 2020 totaled $197 million. Details regarding the asset write-downs and write-offs are as follows:

•Packaging & Specialty Plastics recorded a charge of $11 million to rationalize its production capacity by shutting down a small-scale production unit. The production unit will be shut down by the end of the third quarter of 2022.
•Industrial Intermediates & Infrastructure recorded a charge of $22 million to rationalize its asset footprint by shutting down certain amines and solvents facilities in the United States and Europe as well as select, small-scale downstream polyurethanes manufacturing facilities. The facilities will be shut down by the end of 2021.
•Performance Materials & Coatings recorded a charge of $117 million to shut down manufacturing assets, primarily related to small-scale coatings reactors, and will also rationalize its upstream asset footprint in Europe and the U.S. & Canada by adjusting the supply of siloxane and silicon metal to balance to regional needs. The impacted facilities will be shut down by the end of 2021.
•Corporate recorded a charge of $47 million related to the write-down of leased, non-manufacturing facilities and the write-down of miscellaneous assets.

Costs Associated with Exit and Disposal Activities
The 2020 Restructuring Program included a charge of $81 million for costs associated with exit and disposal activities, which included $25 million for contract termination fees related to the asset actions listed above, impacting Performance Materials & Coatings ($5 million) and Corporate ($20 million), as well as $56 million for environmental remediation, impacting Performance Materials & Coatings ($52 million) and Corporate ($4 million).

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. For the nine months ended September 30, 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs. In the third quarter of 2020, the Company reduced the Synergy Program reserve for severance and related benefit costs by $4 million. The impact of this adjustment is shown in "Restructuring and asset related charges - net" in the consolidated statements of income and reflected in Corporate. The Company expects cash expenditures related to the Synergy Program to be substantially complete by the end of 2020. The following table summarizes the activities related to the Synergy Program, which are reflected on a continuing operations basis:

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2018	$210	$—	$7	$217
Packaging & Specialty Plastics	$—	$—	$1	$1
Corporate	52	76	15	143
Total restructuring charges	$52	$76	$16	$144
Charges against the reserve	—	(76)	—	(76)
Cash payments	(79)	—	(4)	(83)
Reserve balance at Mar 31, 2019	$183	$—	$19	$202
Performance Materials & Coatings	$—	$22	$—	$22
Corporate	25	7	5	37
Total restructuring charges	$25	$29	$5	$59
Charges against the reserve	—	(29)	—	(29)
Cash payments	(71)	—	(2)	(73)
Reserve balance at Jun 30, 2019	$137	$—	$22	$159
Industrial Intermediates & Infrastructure	$—	$—	$5	$5
Performance Materials & Coatings	—	1	—	1
Corporate	46	4	—	50
Total restructuring charges	$46	$5	$5	$56
Charges against the reserve	—	(5)	—	(5)
Cash payments	(77)	—	(6)	(83)
Reserve balance at Sep 30, 2019	$106	$—	$21	$127
Industrial Intermediates & Infrastructure	$—	$2	$—	$2
Performance Materials & Coatings	—	5	—	5
Corporate	—	26	—	26
Total restructuring charges	$—	$33	$—	$33
Charges against the reserve	—	(33)	—	(33)
Cash payments	(52)	—	(4)	(56)
Reserve balance at Dec 31, 2019	$54	$—	$17	$71
Corporate	$90	$—	$—	$90
Total restructuring charges	$90	$—	$—	$90
Cash payments	(42)	—	(1)	(43)
Reserve balance at Mar 31, 2020	$102	$—	$16	$118
Cash payments	(21)	—	(1)	(22)
Reserve balance at Jun 30, 2020	$81	$—	$15	$96
Adjustment to the reserve	(4)	—	—	(4)
Cash payments	(44)	—	—	(44)
Reserve balance at Sep 30, 2020	$33	$—	$15	$48

At September 30, 2020, $35 million of the reserve balance was included in "Accrued and other current liabilities" ($52 million at December 31, 2019) and $13 million was included in "Other noncurrent obligations" ($19 million at December 31, 2019) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $961 million inception-to-date under the Synergy Program on a continuing operations basis, consisting of severance and related benefit costs of $653 million, asset write-downs and write-offs of $263 million and costs associated with exit and disposal activities of $45 million.

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

Asset Related Charges
The Company recognized pretax impairment charges of $46 million and $58 million for the three and nine months ended September 30, 2020, respectively. Pretax impairment charges for the three months ended September 30, 2020 included a $15 million charge for the write-down of a non-manufacturing asset and the write-off of a capital project (related to Performance Materials & Coatings), a $24 million charge associated with the write-down of certain corporate leased equipment (related to Corporate) and additional pretax impairment charges of $7 million related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 ($19 million for the nine months ended September 30, 2020, related to Packaging & Specialty Plastics). On September 29, 2020, the Company divested the bio-ethanol manufacturing facility. Pretax impairment charges for the three and nine months ended September 30, 2019 primarily related to the bio-ethanol manufacturing facility were $16 million and $34 million, respectively (related to Packaging & Specialty Plastics and Performance Materials & Coatings). The impairment charges were included in “Restructuring and asset related charges - net” in the consolidated statements of income.

In addition, in the third quarter of 2019 the Company recognized a pretax impairment charge of $75 million related to the then-planned divestiture of its acetone derivatives business, which closed on November 1, 2019. The charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($24 million) and Corporate ($51 million). See Note 20 for additional information on asset related charges.

NOTE 7 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Non-operating pension and other postretirement benefit plan net credits [1]	$26	$44	$81	$161
Foreign exchange gains (losses)	(24)	17	(42)	65
Gain on divestiture of rail infrastructure [2]	233	—	233	—
Loss on early extinguishment of debt [3]	(63)	—	(149)	(44)
Loss on divestitures [4]	(13)	—	(13)	(44)
Gains on sales of other assets and investments	2	26	7	33
Indemnification and other transaction related costs [5]	—	—	—	(52)
Gain related to Nova ethylene asset matter [6]	—	170	6	170
Dow Silicones breast implant liability adjustment [6]	—	85	5	85
Loss on Dow Silicones commercial creditor matters [6]	—	(50)	—	(50)
Other - net	21	9	26	45
Total sundry income (expense) – net	$182	$301	$154	$369
1.See Note 17 for additional information.
2.See Note 5 for additional information.
3.See Note 12 for additional information.
4.The three and nine months ended September 30, 2020 includes a loss on the divestiture of a bio-ethanol manufacturing facility in Brazil, related to Packaging and Specialty Plastics. The nine months ended September 30, 2019 includes post-closing adjustments on previous divestitures, related to Corporate.
5.See Note 3 for additional information.
6.See Note 13 for additional information.

TDCC Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Non-operating pension and other postretirement benefit plan net credits [1]	$26	$44	$81	$161
Foreign exchange gains (losses)	(22)	3	(45)	51
Gain on divestiture of rail infrastructure [2]	233	—	233	—
Loss on early extinguishment of debt [3]	(63)	—	(149)	(44)
Gain (loss) on divestitures [4]	(13)	(5)	(13)	9
Gains on sales of other assets and investments	2	26	7	33
Gain related to Nova ethylene asset matter [5]	—	170	6	170
Dow Silicones breast implant liability adjustment [5]	—	85	5	85
Loss on Dow Silicones commercial creditor matters [5]	—	(50)	—	(50)
Other - net	18	11	25	47
Total sundry income (expense) – net	$181	$284	$150	$462
1.See Note 17 for additional information.
2.See Note 5 for additional information.
3.See Note 12 for additional information.
4.The three and nine months ended September 30, 2020 includes a loss on the divestiture of a bio-ethanol manufacturing facility in Brazil, related to Packaging and Specialty Plastics. The three and nine months ended September 30, 2019 includes post-closing adjustments on previous divestitures, related to Corporate.
5.See Note 13 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $3,408 million and $2,784 million at September 30, 2020 and $2,762 million and $2,233 million at December 31, 2019, for Dow Inc. and TDCC, respectively. Accrued payroll, which is a component of "Accrued and other current liabilities" and includes liabilities related to payroll, incentive compensation and severance, was $677 million at September 30, 2020 and $284 million at December 31, 2019. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Sep 30, 2020	Dec 31, 2019
In millions
Gross cash value	$817	$820
Less: Existing drawdowns [1]	296	85
Investments in company-owned life insurance [2]	$521	$735
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Classified as "Other investments" in the consolidated balance sheets.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and nine months ended September 30, 2020 and 2019. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Income (loss) from continuing operations, net of tax	$(1)	$347	$40	$593
Net income attributable to noncontrolling interests - continuing operations	24	14	51	61
Net income attributable to participating securities - continuing operations [1]	3	2	7	4
Income (loss) from continuing operations attributable to common stockholders	$(28)	$331	$(18)	$528
Income from discontinued operations, net of tax	$—	$—	$—	$445
Net income attributable to noncontrolling interests - discontinued operations	—	—	—	13
Income from discontinued operations attributable to common stockholders	$—	$—	$—	$432
Net income (loss) attributable to common stockholders	$(28)	$331	$(18)	$960

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Income (loss) from continuing operations attributable to common stockholders	$(0.04)	$0.45	$(0.02)	$0.71
Income from discontinued operations attributable to common stockholders	—	—	—	0.58
Net income (loss) attributable to common stockholders	$(0.04)	$0.45	$(0.02)	$1.29

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Income (loss) from continuing operations attributable to common stockholders	$(0.04)	$0.45	$(0.02)	$0.71
Income from discontinued operations attributable to common stockholders	—	—	—	0.58
Net income (loss) attributable to common stockholders	$(0.04)	$0.45	$(0.02)	$1.29

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Weighted-average common shares outstanding - basic	740.5	739.8	740.0	743.3
Plus dilutive effect of equity compensation plans [2]	—	3.2	—	2.8
Weighted-average common shares outstanding - diluted [2]	740.5	743.0	740.0	746.1
Stock options and restricted stock units excluded from EPS calculations [3]	26.9	12.9	27.1	6.4
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.The three and nine months ended September 30, 2020 reflect a loss from continuing operations, and as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
3.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2020	Dec 31, 2019
In millions
Finished goods	$3,052	$3,505
Work in process	935	1,122
Raw materials	587	628
Supplies	908	845
Total	$5,482	$6,100
Adjustment of inventories to a LIFO basis	127	114
Total inventories	$5,609	$6,214

NOTE 10 – NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Sep 30, 2020	Dec 31, 2019
In millions
Investment in nonconsolidated affiliates	$1,281	$1,404
Other noncurrent obligations	(305)	(80)
Net investment in nonconsolidated affiliates	$976	$1,324

In March 2020, The Kuwait Styrene Company K.S.C.C. paid a dividend of $42 million, reflected in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows. In June and September 2020, EQUATE Petrochemical Company K.S.C.C. (“EQUATE”) and The Kuwait Olefins Company K.S.C.C. ("TKOC") paid dividends of $157 million and $115 million, respectively. At September 30, 2020, the Company had a negative investment balance in EQUATE of $202 million (negative $80 million at December 31, 2019), classified as "Other noncurrent obligations" in the consolidated balance sheets.

At September 30, 2020, the Company had a negative investment balance in Sadara Chemical Company (“Sadara”) of $103 million (zero at December 31, 2019) classified as “Other noncurrent obligations” in the Company’s consolidated balance sheets, primarily related to the Company’s share of Sadara’s accumulated other comprehensive loss from the first nine months of 2020. The Company’s investment in Sadara was other-than-temporarily impaired in the fourth quarter of 2019 and Dow will continue to recognize its share of equity losses reported by Sadara due to funding commitments. For additional information, see Note 13 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2019	$5,109	$1,100	$2,587	$8,796
Sale of rail infrastructure	(2)	—	—	(2)
Foreign currency impact	5	2	53	60
Net goodwill at Sep 30, 2020	$5,112	$1,102	$2,640	$8,854

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Sep 30, 2020			Dec 31, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with finite lives:
Developed technology	$2,637	$(1,624)	$1,013	$2,634	$(1,467)	$1,167
Software	1,482	(966)	516	1,449	(893)	556
Trademarks/tradenames	352	(343)	9	352	(342)	10
Customer-related	3,247	(1,343)	1,904	3,207	(1,184)	2,023
Total other intangible assets, finite lives	$7,718	$(4,276)	$3,442	$7,642	$(3,886)	$3,756
In-process research and development	—	—	—	3	—	3
Total other intangible assets	$7,718	$(4,276)	$3,442	$7,645	$(3,886)	$3,759

The following table provides information regarding amortization expense from continuing operations related to intangible assets:

Amortization Expense from Continuing Operations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Other intangible assets, excluding software	$100	$100	$300	$320
Software, included in “Cost of sales”	$24	$23	$72	$70

Total estimated amortization expense from continuing operations for 2020 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense from Continuing Operations
In millions
2020	$495
2021	$471
2022	$408
2023	$376
2024	$358
2025	$268

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Sep 30, 2020	Dec 31, 2019
In millions
Commercial paper	$—	$151
Notes payable to banks and other lenders	329	435
Total notes payable	$329	$586
Period-end average interest rates	3.07%	6.30%

Long-Term Debt	2020 Average Rate	Sep 30, 2020	2019 Average Rate	Dec 31, 2019
In millions
Promissory notes and debentures:
Final maturity 2020	—%	$—	8.44%	$76
Final maturity 2021	8.95%	173	8.95%	174
Final maturity 2022	8.64%	121	3.50%	1,372
Final maturity 2023	7.63%	250	7.64%	325
Final maturity 2024 [1]	3.43%	1,017	3.37%	1,397
Final maturity 2025	5.13%	625	5.26%	662
Final maturity 2026 and thereafter [1]	5.22%	10,887	5.73%	8,820
Other facilities:
U.S. dollar loans	—%	—	2.55%	2,000
Foreign currency notes and loans, various rates and maturities	2.09%	3,231	3.26%	592
InterNotes®, varying maturities through 2050	3.52%	620	3.44%	928
Finance lease obligations [2]		496		395
Unamortized debt discount and issuance costs		(375)		(331)
Long-term debt due within one year [3]		(347)		(435)
Long-term debt		$16,698		$15,975
1.Cost includes net fair value hedge adjustment gains of $67 million at September 30, 2020 ($1 million at December 31, 2019). See Note 19 for additional information.
2.See Note 14 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2020
In millions
2020	$101
2021	$500
2022	$270
2023	$415
2024	$1,075
2025	$788

2020 Activity
In February 2020, the Company issued €2.25 billion aggregate principal amount of notes (“Euro Notes”). The Euro Notes included €1.0 billion aggregate principal amount of 0.50 percent notes due 2027, €750 million aggregate principal amount of 1.125 percent notes due 2032 and €500 million aggregate principal amount of 1.875 percent notes due 2040. The Euro Notes have a weighted average coupon rate of approximately 1.0 percent. With the net proceeds from the issuance of the Euro Notes, Dow Silicones voluntarily repaid $750 million of principal under a certain third party credit agreement, ("Term Loan Facility”). In addition, the Company redeemed $1.25 billion of 3.0 percent notes issued by the Company with maturity in 2022. As a result, the Company recognized a pretax loss of $85 million on the early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate.

In the first quarter of 2020, the Company withdrew $800 million under various uncommitted bilateral credit arrangements, which were subsequently repaid in the second quarter of 2020.

In July 2020, the Company's accounts receivable securitization facility in Europe was amended and the terms of the agreement changed from a secured borrowing arrangement to an accounts receivable facility. Under the terms of the new agreement, the Company may sell certain eligible trade accounts receivable, up to €400 million, at any point in time. The Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. There were no receivables sold in the third quarter of 2020. See Note 13 for additional information related to guarantees.

In August 2020, the Company issued $2.0 billion aggregate principal amount of notes. The notes included $850 million aggregate principal amount of 2.1 percent notes due 2030 and $1.15 billion aggregate principal amount of 3.6 percent notes due 2050 (together, the "Notes"). With the net proceeds from the issuance of the Notes, Dow Silicones voluntarily repaid the remaining $1.25 billion outstanding principal balance under the Term Loan Facility. In September 2020, the Company also used $556 million of aggregate proceeds from the Notes to fund cash tender offers for certain of its debt securities and certain debt securities of Union Carbide. In total, $493 million aggregate principal amount was tendered and retired. These actions resulted in a pretax loss of $62 million on the early extinguishment of debt included in "Sundry income (expense) – net" in the consolidated statements of income and related to Corporate.

In the first nine months of 2020, the Company also issued an aggregate principal amount of $167 million of InterNotes®, and redeemed an aggregate principal amount of $166 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $307 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss on the early extinguishment of debt for the three months ended September 30, 2020 of $1 million ($2 million for the nine months ended September 30, 2020), included in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate.

Additionally, in the first nine months of 2020, the Company repaid $76 million of long-term debt at maturity and approximately $17 million of long-term debt was repaid by consolidated variable interest entities.

2019 Activity
In the first nine months of 2019, the Company issued $2.0 billion of senior unsecured notes in an offering under Rule 144A of the Securities Act of 1933. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2049; $750 million aggregate principal amount of 3.625 percent notes due 2026; and $500 million aggregate principal amount of 3.15 percent notes due 2024. In the fourth quarter of 2019, TDCC launched exchange offers for the outstanding, unregistered senior notes for identical, registered notes under the Securities Act of 1933 (the "Exchange Offers"). The Exchange Offers fulfilled the Company's obligations contained in the registration rights agreements entered into in connection with the issuance of the aforementioned notes. In addition, the Company redeemed $1.5 billion of 4.25 percent notes issued by the Company with maturity in 2020. As a result, the Company recognized a pretax loss of $42 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate. The Company also issued an aggregate principal amount of $136 million of InterNotes®, and redeemed an aggregate principal amount of $117 million at maturity. Approximately $136 million of long-term debt (net of $16 million of issuances) was repaid by consolidated variable interest entities.

In the second quarter of 2019, Dow Silicones voluntarily repaid $2.5 billion of principal under the Term Loan Facility. As a result, Dow Silicones recognized a pretax loss of $2 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2020
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2024	Floating rate
Bilateral Revolving Credit Facility [1]	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	150	150	March 2022	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2023	Floating rate
Bilateral Revolving Credit Facility	250	250	September 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	September 2023	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2025	Floating rate
Bilateral Revolving Credit Facility	275	275	March 2025	Floating rate
Total committed and available credit facilities	$7,825	$7,825

1.Assumes the option to extend to December 2021 will be exercised.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2020. For additional information on the Company's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2020, the Company had accrued obligations of $1,216 million for probable environmental remediation and restoration costs, including $207 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. At December 31, 2019, the Company had accrued obligations of $1,155 million for probable environmental remediation and restoration costs, including $207 million for the remediation of Superfund sites.

As part of the Company's 2020 Restructuring Program, in the third quarter of 2020 the Company recorded a pretax charge related to environmental remediation matters. This charge resulted from the Company's evaluation of the costs required to manage remediation activities at sites Dow will permanently shut down as part of its 2020 Restructuring Program. In addition, the Company recorded indemnification assets of $50 million related to Dow Silicones' environmental matters. The Company recognized a pretax charge, net of indemnifications, of $56 million, included in "Restructuring and asset related charges - net"

and related to Performance Materials & Coatings ($52 million) and Corporate ($4 million). See Note 6 for additional information.

In the third quarter of 2019, the Company recorded a pretax charge related to environmental remediation matters at a number of current and historical locations. The charge primarily resulted from: the culmination of long-standing negotiations and discussions with regulators and agencies, including technical studies supporting higher cost estimates for final or staged remediation plans; the Company’s evaluation of the cost required to manage remediation activities at sites affected by Dow’s separation from DowDuPont and related agreements with Corteva and DuPont; and the Company’s review of its closure strategies and obligations to monitor ongoing operations and maintenance activities. In addition, the Company recorded indemnification assets of $48 million related to Dow Silicones’ environmental matters. The Company recognized a pretax charge, net of indemnifications, of $399 million related to these environmental matters, included in “Cost of sales” in the consolidated statements of income and related to Packaging & Specialty Plastics ($5 million), Industrial Intermediates & Infrastructure ($8 million), Performance Materials & Coatings ($50 million) and Corporate ($336 million).

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2020 activity, it was determined that no adjustment to the accrual was required at September 30, 2020.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,117 million at September 30, 2020, and approximately 19 percent of the recorded claim liability related to pending claims and approximately 81 percent related to future claims.

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Dow Silicones has an obligation to fund the Settlement Facility and is expected to make further contributions after the Settlement Facility's existing funds are exhausted. At September 30, 2020, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $62 million. The claim filing deadline passed in June 2019. All claims have been received by the Settlement Facility and are being processed. Based on the claims filed at and before the deadline, Dow Silicones estimates that it will be obligated to contribute an additional $160 million after the Settlement Facility balance is exhausted.

In the third quarter of 2019, with the assistance of a third party consultant ("Consultant"), Dow Silicones updated its estimate of its liability for breast implant and other product liability claims ("Implant Liability"). As a result, Dow Silicones decreased its Implant Liability by $98 million, included in "Sundry income (expense) - net" in the consolidated statements of income, and decreased the corresponding Class 16 receivable, resulting in a charge of $13 million, included in “Sundry income (expense) - net” in the consolidated statements of income (both related to Corporate). The estimate was updated again in the second quarter of 2020 with the assistance of the Consultant and the change in estimate primarily reflects decreased administrative costs compared with the previous estimate and an increase in investment income resulting from insurance proceeds.

Dow Silicones' Implant Liability was $160 million at September 30, 2020 ($165 million at December 31, 2019), of which $14 million ($20 million at December 31, 2019) was included in “Accrued and other current liabilities” and $146 million ($145 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

On August 19, 2019, Dow Silicones entered into a settlement agreement with the Commercial Creditors, obligating Dow Silicones to pay $172 million, inclusive of the Commercial Creditors' legal costs. The settlement was approved by the U.S. District Court for the Eastern District of Michigan. As a result of the settlement agreement, in the third quarter of 2019, the Company recorded a pretax charge of $50 million, net of indemnifications of $37 million, included in "Sundry Income (expense) - net" in the consolidated statements of income and related to Corporate. The settlement was paid to the Commercial Creditors in the fourth quarter of 2019. The litigation is now concluded.

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

Indemnifications with Corning
In connection with the June 1, 2016 ownership restructure of Dow Silicones, the Company is indemnified by Corning for at least 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and certain environmental matters described in the preceding sections, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. The Company had indemnification assets of $115 million at September 30, 2020 ($100 million at December 31, 2019), of which zero ($37 million at December 31, 2019) was included in "Other current assets" and $115 million ($63 million at December 31, 2019) was included in "Noncurrent receivables" in the consolidated balance sheets. For additional information, see Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing the Company's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to the Company, plus pre- and post-judgment interest, for which the Company received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to the Company regardless of the outcome of any further appeals by Nova. On September 15, 2020, the Canadian Federal Court of Appeal dismissed Nova's appeal of the damages judgment, thus affirming the trial court's decision in its entirety. At September 30, 2020, the Company had $341 million ($341 million at December 31, 2019) included in "Other noncurrent obligations" in the consolidated balance sheets related to the disputed portion of the damages judgment. Although Nova could seek leave to appeal this decision to the Canadian Supreme Court, Nova does not have the unilateral right to have the decision reviewed; it is entirely within the court's discretion. The Company is confident of its chances to continue to defend the entire judgment if the Canadian Supreme Court agrees to review it, particularly the trial and appellate courts' determinations on important factual issues, which will be accorded deferential review on appeal. For additional information, see Note 17 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Court, which initially ruled in June 2018, found that Nova failed to operate the ethylene asset at full capacity for more than ten years, and furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production. These actions resulted in reduced productivity and sales for the Company. Nova has appealed the judgment, however, certain portions of it are not in dispute and are owed to the Company regardless of the outcome of Nova's appeal. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $186 million pretax gain in the third quarter of 2019, of which $170 million was included in "Sundry income (expense) - net" in the consolidated statements of income (related to Packaging & Specialty Plastics) and $16 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company sought a refund of the entire amount remitted to the CRA. On March 31, 2020, the Company received the full refund from CRA, equivalent to $259 million U.S. dollars.

In preparation for the June 2020 appellate hearing on the case, Nova provided the Court an updated schedule of the financial impact of the issues on appeal, which explained that even if Nova prevails on all appeal issues, the Company would still be entitled to retain an amount in excess of the gain recognized in 2019. As a result, the Company recorded an $18 million pretax gain in the second quarter of 2020, of which $12 million was included in "Selling, general and administrative expenses" and $6 million was included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Packaging & Specialty Plastics segment. On September 16, 2020, the Court of Appeal of Alberta issued its decision, affirming the trial court's liability finding, upholding the majority of Dow's damages and requiring the trial court to recalculate a portion of damages. At September 30, 2020, $875 million ($893 million at December 31, 2019) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Although Nova could seek leave to appeal this decision to the Canadian Supreme Court, Nova does not have the unilateral right to have the decision reviewed; it is entirely within the court's discretion. The Company is confident of its chances to continue to defend the judgment if the Canadian Supreme Court agrees to review it. Dow continues to seek an award of additional damages for the period from 2013 through 2018.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Sep 30, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$3,788	$7	2023	$3,952	$10

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

The Company has entered into guarantee agreements ("Guarantees") related to project financing for Sadara. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $10.4 billion of Total Project Financing outstanding at September 30, 2020 ($10.8 billion at December 31, 2019). The Company's guarantee of the Total Project Financing is in proportion to the Company's 35 percent ownership interest in Sadara, or up to approximately $3.8 billion when the project financing is fully drawn. Sadara successfully completed an extensive operational testing program in December 2018, however, the Guarantees will be released upon the satisfactory fulfillment of certain project completion conditions. In the first quarter of 2020, Sadara signed its final logistics service agreement, the final substantive step to project completion. To drive productive negotiations and a timely closing of Sadara's debt reprofiling, the Company is currently withholding the final administrative step to achieve project completion, which will occur by December 31, 2020.

NOTE 14 - LEASES
For additional information on the Company's leases, see Note 18 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2020 and 2019 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Operating lease cost	$122	$134	$362	$398
Finance lease cost
Amortization of right-of-use assets - finance	$16	$14	$42	$31
Interest on lease liabilities - finance	7	6	19	19
Total finance lease cost	$23	$20	$61	$50
Short-term lease cost	54	51	161	151
Variable lease cost	45	89	157	196
Sublease income	(2)	—	(4)	(2)
Total lease cost	$242	$294	$737	$793

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$357	$398
Operating cash flows for finance leases	$19	$19
Financing cash flows for finance leases	$34	$16

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2020 and December 31, 2019:

Lease Position	Balance Sheet Classification	Sep 30, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$68	$2,476
Finance leases		$142	$89
Assets
Operating lease assets	Operating lease right-of-use assets	$1,809	$2,072
Finance lease assets	Property	620	486
Finance lease amortization	Accumulated depreciation	(198)	(167)
Total lease assets		$2,231	$2,391
Liabilities
Current
Operating	Operating lease liabilities - current	$405	$421
Finance	Long-term debt due within one year	49	32
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,488	1,739
Finance	Long-Term Debt	447	363
Total lease liabilities		$2,389	$2,555
1. Includes $2.3 billion for the period ended December 31, 2019 related to the adoption of Topic 842.

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at September 30, 2020 and December 31, 2019 are provided below:

Lease Term and Discount Rate	Sep 30, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	7.6 years	8.0 years
Finance leases	11.7 years	12.3 years
Weighted-average discount rate
Operating leases	3.96%	4.09%
Finance leases	5.56%	6.28%

The following table provides the maturities of lease liabilities at September 30, 2020:

Maturities of Lease Liabilities	Sep 30, 2020
	Operating Leases	Finance Leases
In millions
2020	$127	$25
2021	443	72
2022	359	68
2023	288	93
2024	222	40
2025 and thereafter	806	389
Total future undiscounted lease payments	$2,245	$687
Less: Imputed interest	352	191
Total present value of lease liabilities	$1,893	$496

At September 30, 2020, Dow had additional leases of approximately $56 million, primarily for buildings, a rail yard and equipment, which had not yet commenced. These leases are expected to commence in 2020 and 2021, with lease terms of up to 20 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at September 30, 2020 and December 31, 2019. There was $24 million of recorded liability related to these residual value guarantees at September 30, 2020 (zero at December 31, 2019), as payment of such residual value guarantees was determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Sep 30, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2028	$807	$24	2028	$792	$—

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2020 and 2019 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Unrealized Gains (Losses) on Investments
Beginning balance	$40	$49	$64	$(51)
Unrealized gains (losses) on investments	35	20	39	158
Less: Tax (expense) benefit	(8)	(4)	(10)	(33)
Net unrealized gains (losses) on investments	27	16	29	125
(Gains) losses reclassified from AOCL to net income [1]	(25)	(6)	(59)	(18)
Less: Tax expense (benefit) [2]	6	1	14	4
Net (gains) losses reclassified from AOCL to net income	(19)	(5)	(45)	(14)
Other comprehensive income (loss), net of tax	8	11	(16)	111
Ending balance	$48	$60	$48	$60
Cumulative Translation Adjustment
Beginning balance	$(1,235)	$(1,067)	$(1,135)	$(1,813)
Gains (losses) on foreign currency translation	116	(164)	18	(100)
Less: Tax (expense) benefit	4	(26)	18	(12)
Net gains (losses) on foreign currency translation	120	(190)	36	(112)
(Gains) losses reclassified from AOCL to net income [3]	(29)	(26)	(45)	(68)
Other comprehensive income (loss), net of tax	91	(216)	(9)	(180)
Impact of common control transaction [4]	—	—	—	710
Ending balance	$(1,144)	$(1,283)	$(1,144)	$(1,283)
Pension and Other Postretirement Benefits
Beginning balance	$(8,498)	$(7,635)	$(8,781)	$(7,965)
Gains (losses) arising during the period	2	—	2	34
Less: Tax (expense) benefit	—	—	—	(10)
Net gains (losses) arising during the period	2	—	2	24
Amortization and recognition of net loss and prior service credits [5]	188	139	557	413
Less: Tax expense (benefit) [2]	(43)	(31)	(129)	(82)
Net loss and prior service credits reclassified from AOCL to net income	145	108	428	331
Other comprehensive income (loss), net of tax	147	108	430	355
Impact of common control transaction [4]	—	—	—	83
Ending balance	$(8,351)	$(7,527)	$(8,351)	$(7,527)
Derivative Instruments
Beginning balance	$(532)	$(335)	$(394)	$(56)
Gains (losses) on derivative instruments	45	(187)	(114)	(545)
Less: Tax (expense) benefit	(10)	37	(2)	110
Net gains (losses) on derivative instruments	35	(150)	(116)	(435)
(Gains) losses reclassified from AOCL to net income [6]	5	20	24	30
Less: Tax expense (benefit) [2]	(2)	(4)	(8)	(8)
Net (gains) losses reclassified from AOCL to net income	3	16	16	22
Other comprehensive income (loss), net of tax	38	(134)	(100)	(413)
Ending balance	$(494)	$(469)	$(494)	$(469)
Total AOCL ending balance	$(9,941)	$(9,219)	$(9,941)	$(9,219)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Provision for income taxes on continuing operations."
3.Reclassified to "Sundry income (expense) - net."
4.Reclassified to "Retained earnings" as a result of the separation from DowDuPont on April 1, 2019. See Note 3 for additional information.
5.These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 17 for additional information.
6.Reclassified to "Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2020 and 2019:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Balance at beginning of period	$560	$589	$553	$1,138
Net income attributable to noncontrolling interests - continuing operations	24	14	51	61
Net income attributable to noncontrolling interests - discontinued operations	—	—	—	13
Distributions to noncontrolling interests [1]	—	(9)	(12)	(23)
Impact of common control transaction [2]	—	—	—	(353)
Purchase of noncontrolling interest [3]	—	—	—	(254)
Deconsolidation of noncontrolling interests [4]	(7)	—	(7)	—
Cumulative translation adjustments	2	(5)	(6)	8
Other	(1)	(2)	(1)	(3)
Balance at end of period	$578	$587	$578	$587
1.Distributions to noncontrolling interests are net of $7 million for the nine months ended September 30, 2020 in dividends paid to a joint venture, which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income. Also includes amounts attributable to discontinued operations of $7 million for the nine months ended September 30, 2019.
2.Relates to the separation from DowDuPont. See Note 3 for additional information.
3.Relates to the acquisition of full ownership in a propylene oxide manufacturing joint venture, which occurred on October 1, 2019. As a result of this arrangement, the carrying value of the noncontrolling interest was removed, “Additional paid-in capital” was adjusted by $38 million, and dividends of $131 million were paid to the noncontrolling interest holder in the second and third quarters of 2019.
4.Relates to the divestiture of the Company's interest in a cogeneration facility in Brazil in the third quarter of 2020. See Note 21 for additional information.

NOTE 17 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 21 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Defined Benefit Pension Plans
Service cost	$100	$95	$298	$302
Interest cost	191	227	574	695
Expected return on plan assets	(415)	(420)	(1,241)	(1,258)
Amortization of prior service credit	(4)	(5)	(14)	(16)
Amortization of net loss	194	147	578	426
Curtailment/special termination benefits [1]	—	—	—	(27)
Net periodic benefit cost	$66	$44	$195	$122
Less: Discontinued operations	—	—	—	21
Net periodic benefit cost - continuing operations	$66	$44	$195	$101

Other Postretirement Benefit Plans
Service cost	$2	$2	$6	$6
Interest cost	10	12	29	38
Amortization of net gain	(2)	(5)	(7)	(16)
Curtailment/special termination benefits [1]	—	—	—	(3)
Net periodic benefit cost	$10	$9	$28	$25
1.Relates to plan curtailments and associated special termination benefits resulting from the reduction in plan participation by employees transferred to DowDuPont.

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $250 million to its pension plans in 2020, of which $188 million has been contributed through September 30, 2020.

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

There was minimal grant activity in the second and third quarters of 2020.

NOTE 19 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 23 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

The following table summarizes the fair value of financial instruments at September 30, 2020 and December 31, 2019:

Fair Value of Financial Instruments	Sep 30, 2020				Dec 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$696	$—	$—	$696	$220	$—	$—	$220
Money market funds	691	—	—	691	408	—	—	408
Total cash equivalents	$1,387	$—	$—	$1,387	$628	$—	$—	$628
Marketable securities [2]	$29	$1	$—	$30	$21	$—	$—	$21
Other investments:
Debt securities:
Government debt [3]	$476	$30	$(15)	$491	$533	$33	$(11)	$555
Corporate bonds	822	81	(28)	875	944	80	(10)	1,014
Total debt securities	$1,298	$111	$(43)	$1,366	$1,477	$113	$(21)	$1,569
Equity securities [4]	8	1	(1)	8	10	6	(1)	15
Total other investments	$1,306	$112	$(44)	$1,374	$1,487	$119	$(22)	$1,584
Total cash equivalents, marketable securities and other investments	$2,722	$113	$(44)	$2,791	$2,136	$119	$(22)	$2,233
Long-term debt including debt due within one year [5]	$(17,045)	$196	$(2,792)	$(19,641)	$(16,410)	$7	$(2,258)	$(18,661)
Derivatives relating to:
Interest rates [6]	$—	$154	$(286)	$(132)	$—	$8	$(283)	$(275)
Foreign currency	—	23	(72)	(49)	—	101	(21)	80
Commodities [6]	—	110	(146)	(36)	—	59	(115)	(56)
Total derivatives	$—	$287	$(504)	$(217)	$—	$168	$(419)	$(251)
1.The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2.The Company’s investments in marketable securities are included in “Other current assets” in the consolidated balance sheets.
3.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
4.Equity securities with a readily determinable fair value.
5.Cost includes fair value hedge adjustment gains of $67 million at September 30, 2020 and $1 million at December 31, 2019 on $2,714 million of debt at September 30, 2020 and $3,490 million of debt at December 31, 2019.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2020 and 2019:

Investing Results	Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019
Proceeds from sales of available-for-sale securities	$742	$904
Gross realized gains	$84	$32
Gross realized losses	$(25)	$(14)

The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2020 [1]	Cost	Fair Value
In millions
Within one year	$27	$24
One to five years	378	393
Six to ten years	482	501
After ten years	411	448
Total	$1,298	$1,366
1.Includes marketable securities with maturities of less than one year.

The following table provides the fair value and gross unrealized losses of the Company’s investments in debt securities that were deemed to be temporarily impaired at September 30, 2020 and December 31, 2019, aggregated by investment category:

Temporarily Impaired Debt Securities	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
Sep 30, 2020
Government debt [1]	$66	$(6)	$7	$(9)	$73	$(15)
Corporate bonds	158	(15)	23	(13)	181	(28)
Total temporarily impaired debt securities	$224	$(21)	$30	$(22)	$254	$(43)
Dec 31, 2019
Government debt [1]	$55	$(3)	$23	$(8)	$78	$(11)
Corporate bonds	79	(3)	52	(7)	131	(10)
Total temporarily impaired debt securities	$134	$(6)	$75	$(15)	$209	$(21)
1.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities' obligations.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and nine months ended September 30, 2020. The net unrealized loss recognized in earnings on equity securities totaled $1 million for the three months ended September 30, 2020 ($1 million net unrealized gain for the three months ended September 30, 2019) and a net unrealized loss of $1 million for the nine months ended September 30, 2020 ($7 million net unrealized gain for the nine months ended September 30, 2019).

Investments in Equity Securities	Sep 30, 2020	Dec 31, 2019
In millions
Readily determinable fair value	$8	$15
Not readily determinable fair value	$184	$189

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at September 30, 2020 and December 31, 2019 were as follows:

Notional Amounts - Net	Sep 30, 2020	Dec 31, 2019
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$916	$922
Foreign currency contracts	$3,455	$6,253
Derivatives not designated as hedging instruments:
Interest rate contracts	$105	$145
Foreign currency contracts	$8,913	$5,567

The notional amounts of the Company's commodity derivatives presented on a net basis at September 30, 2020 and December 31, 2019 were as follows:

Commodity Notionals - Net	Sep 30, 2020	Dec 31, 2019	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	24.3	6.1	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.8	0.1	million barrels of oil equivalent
Power derivatives	41.3	87.5	thousands of megawatt hours

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2021
Foreign currency contracts	2021
Commodity contracts	2022

The following tables provide the fair value and balance sheet classification of derivative instruments at September 30, 2020 and December 31, 2019:

Fair Value of Derivative Instruments		Sep 30, 2020
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$120	$(75)	$45
Foreign currency contracts	Other current assets	51	(34)	17
Commodity contracts	Other current assets	129	(61)	68
Commodity contracts	Deferred charges and other assets	62	(25)	37
Total		$362	$(195)	$167
Derivatives not designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$109	$—	$109
Foreign currency contracts	Other current assets	35	(29)	6
Commodity contracts	Other current assets	7	(2)	5
Total		$151	$(31)	$120
Total asset derivatives		$513	$(226)	$287

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$75	$(75)	$—
Interest rate contracts	Other noncurrent obligations	1	—	1
Foreign currency contracts	Accrued and other current liabilities	72	(34)	38
Commodity contracts	Accrued and other current liabilities	129	(65)	64
Commodity contracts	Other noncurrent obligations	101	(25)	76
Total		$378	$(199)	$179
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$285	$—	$285
Foreign currency contracts	Accrued and other current liabilities	63	(29)	34
Commodity contracts	Accrued and other current liabilities	8	(2)	6
Total		$356	$(31)	$325
Total liability derivatives		$734	$(230)	$504
1.Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

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
1.Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $5 million at September 30, 2020 ($5 million at December 31, 2019). No cash collateral was posted by counterparties with the Company at September 30, 2020 ($3 million at December 31, 2019).

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three months ended		Three months ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$—	$17	Interest expense and amortization of debt discount
Excluded components [3]	3	—	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	—	(109)	(1)	—	Interest expense and amortization of debt discount
Foreign currency contracts	(12)	15	(1)	7	Cost of sales
Foreign currency contracts	—	8	—	8	Sundry income (expense) - net
Commodity contracts	42	(29)	(4)	(27)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(19)	77	—	—
Excluded components [3]	—	—	2	25	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$14	$(38)	$(4)	$30
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(3)	$(3)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(5)	21	Sundry income (expense) - net
Commodity contracts	—	—	(7)	(6)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(15)	$12
Total derivatives	$14	$(38)	$(19)	$42
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Nine months ended		Nine months ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$24	$17	Interest expense and amortization of debt discount [3]
Excluded components [4]	10	(4)	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	—	(345)	(1)	—	Interest expense and amortization of debt discount
Foreign currency contracts	(9)	21	8	23	Cost of sales
Foreign currency contracts	—	10	—	8	Sundry income (expense) - net
Commodity contracts	(23)	(15)	(32)	(53)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(3)	(21)	—	—
Excluded components [4]	27	152	18	75	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$2	$(202)	$17	$70
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(10)	$(3)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(15)	27	Sundry income (expense) - net
Commodity contracts	—	—	10	(37)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(15)	$(13)
Total derivatives	$2	$(202)	$2	$57
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
4.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax amounts expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Sep 30, 2020
In millions
Cash flow hedges:
Interest rate contracts	$(8)
Commodity contracts	$6
Foreign currency contracts	$(11)
Net foreign investment hedges:
Excluded components	$3

NOTE 20 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 24 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Sep 30, 2020			Dec 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value
Cash equivalents
Held-to-maturity securities [1]	$—	$696	$696	$—	$220	$220
Money market funds	—	691	691	—	408	408
Marketable securities [2]	—	30	30	—	21	21
Equity securities [3]	8	—	8	15	—	15
Debt securities: [3]
Government debt [4]	—	491	491	—	555	555
Corporate bonds	24	851	875	22	992	1,014
Derivatives relating to: [5]
Interest rates	—	229	229	—	35	35
Foreign currency	—	86	86	—	149	149
Commodities	12	186	198	23	67	90
Total assets at fair value	$44	$3,260	$3,304	$60	$2,447	$2,507
Liabilities at fair value
Long-term debt including debt due within one year [6]	$—	$19,641	$19,641	$—	$18,661	$18,661
Derivatives relating to: [5]
Interest rates	—	361	361	—	310	310
Foreign currency	—	135	135	—	69	69
Commodities	8	230	238	14	137	151
Total liabilities at fair value	$8	$20,367	$20,375	$14	$19,177	$19,191
1.The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2.The Company’s investments in marketable securities are included in “Other current assets” in the consolidated balance sheets.
3.The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.
4.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
5.See Note 19 for the classification of derivatives in the consolidated balance sheets.
6.See Note 19 for information on fair value measurements of long-term debt.
For equity securities calculated at net asset value per share (or its equivalent), the Company had $109 million in private market securities and $20 million in real estate at September 30, 2020 ($117 million in private market securities and $18 million in real estate at December 31, 2019). There are no redemption restrictions and the unfunded commitments on these investments were $67 million at September 30, 2020 ($76 million at December 31, 2019).

Fair Value Measurements on a Nonrecurring Basis
As part of the 2020 Restructuring Program, the Company has or will shut down and write off several small manufacturing facilities and miscellaneous assets around the world. In the third quarter of 2020, the assets associated with this plan were written down to zero. In addition, impairments of leased, non-manufacturing facilities, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to a fair value of $110 million using unobservable inputs. The impairment charges related to the 2020 Restructuring Program, totaling $197 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($11 million),

Industrial Intermediates & Infrastructure ($22 million), Performance Materials & Coatings ($117 million) and Corporate ($47 million).

In the third quarter of 2020, the Company recognized impairment charges of $39 million related to the write-down of a non-manufacturing asset and certain corporate leased equipment and the write-off of a capital project. The assets, classified as Level 3 measurements, were valued at $11 million using unobservable inputs. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Performance Materials & Coatings ($15 million) and Corporate ($24 million).

In the first nine months of 2020, the Company recognized an additional pretax impairment charge of $19 million related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017. The assets were written down to zero in 2020. The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics. On September 29, 2020, the Company divested the bio-ethanol manufacturing facility. See Note 6 for additional information.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019:

Assets and Liabilities of Consolidated VIEs	Sep 30, 2020	Dec 31, 2019
In millions
Cash and cash equivalents	$53	$37
Other current assets	42	51
Net property	230	330
Other noncurrent assets	16	18
Total assets [1]	$341	$436
Current liabilities	$68	$141
Long-term debt	19	34
Other noncurrent obligations	19	21
Total liabilities [2]	$106	$196
1.All assets were restricted at September 30, 2020 and December 31, 2019.
2.All liabilities were nonrecourse at September 30, 2020 and December 31, 2019.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2020 and December 31, 2019 are adjusted for intercompany eliminations and parental guarantees.

The Company held variable interests in a cogeneration facility in Brazil that provided power to the Company's bio-ethanol manufacturing facility. The Company's variable interests were the result of a tolling arrangement where it provided fuel to the entity and purchased a majority of the cogeneration facility's output on terms that ensured a return to the entity's equity holders. On September 29, 2020, the Company divested its bio-ethanol manufacturing facility and is no longer a party to the tolling arrangement with the cogeneration facility.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at September 30, 2020 and December 31, 2019, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Sep 30, 2020	Dec 31, 2019
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$103	$100
1.Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 22 – RELATED PARTY TRANSACTIONS
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and reports transactions with Dow Inc. as related party transactions. From the Merger date through March 31, 2019, TDCC reported transactions with DowDuPont and Historical DuPont and its affiliates as related party transactions.

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three and nine months ended September 30, 2020, TDCC declared and paid dividends to Dow Inc. of $513 million and $1,685 million, respectively. For the three and nine months ended September 30, 2019, TDCC did not pay dividends to Dow Inc. At September 30, 2020 and December 31, 2019, TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant.

DowDuPont
Pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, and prior to the separation from DowDuPont, TDCC had committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. For the nine months ended September 30, 2019, TDCC declared and paid dividends to DowDuPont of $535 million.

Historical DuPont and its affiliates
Prior to the separation from DowDuPont, TDCC sold to and procured from Historical DuPont and its affiliates certain raw materials that were consumed in each company's manufacturing process. The following table presents revenue earned and expenses incurred related to transactions with Historical DuPont and its affiliates:

Sales to Historical DuPont and its Affiliates	Nine Months Ended
In millions	Sep 30, 2019
Net sales	$12
Cost of sales	$9

Purchases from Historical DuPont and its affiliates were insignificant for the nine months ended September 30, 2019.

NOTE 23 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT (for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020) and pro forma Operating EBIT (for the nine months ended September 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the nine months ended September 30, 2019 in this footnote as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Sep 30, 2020
Net sales	$4,565	$3,058	$2,002	$87	$9,712
Equity in earnings (losses) of nonconsolidated affiliates	71	(13)	1	1	60
Dow Inc. Operating EBIT [1]	647	104	75	(65)	761
Three months ended Sep 30, 2019
Net sales	$5,062	$3,365	$2,250	$87	$10,764
Equity in earnings (losses) of nonconsolidated affiliates	23	(70)	2	1	(44)
Dow Inc. Operating EBIT [1]	798	193	200	(74)	1,117
Nine months ended Sep 30, 2020
Net sales	$13,175	$8,520	$5,922	$219	$27,836
Equity in earnings (losses) of nonconsolidated affiliates	96	(202)	4	(22)	(124)
Dow Inc. Operating EBIT [1]	1,545	59	264	(207)	1,661
Nine months ended Sep 30, 2019
Net sales	$15,405	$10,187	$6,888	$267	$32,747
Pro forma net sales	15,405	10,196	6,926	267	32,794
Equity in earnings (losses) of nonconsolidated affiliates	135	(196)	3	(15)	(73)
Dow Inc. pro forma Operating EBIT [2]	2,256	624	685	(246)	3,319
1.Operating EBIT for TDCC for the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBIT is provided below.
2.Pro forma Operating EBIT for TDCC for the nine months ended September 30, 2019 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBIT is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBIT	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020
Income (loss) from continuing operations, net of tax	$(1)	$347	$40
+ Provision for income taxes on continuing operations	43	90	215
Income from continuing operations before income taxes	$42	$437	$255
- Interest income	6	19	27
+ Interest expense and amortization of debt discount	202	233	617
- Significant items	(523)	(466)	(816)
Operating EBIT	$761	$1,117	$1,661

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBIT	Nine Months Ended
In millions	Sep 30, 2019
Income from continuing operations, net of tax	$593
+ Provision for income taxes on continuing operations	356
Income from continuing operations before income taxes	$949
- Interest income	58
+ Interest expense and amortization of debt discount	711
+ Pro forma adjustments [1]	65
- Significant items	(1,652)
Pro forma Operating EBIT	$3,319
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

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT and pro forma Operating EBIT:

Significant Items by Segment	Three Months Ended Sep 30, 2020					Nine Months Ended Sep 30, 2020
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(63)	$(63)	$—	$—	$—	$(174)	$(174)
Restructuring and asset related charges - net [2]	(18)	(22)	(189)	(388)	(617)	(30)	(22)	(189)	(478)	(719)
Net gain on divestitures [3]	35	—	—	185	220	35	—	—	185	220
Litigation related charges, awards and adjustments [4]	—	—	—	—	—	6	—	—	—	6
Loss on early extinguishment of debt [5]	—	—	—	(63)	(63)	—	—	—	(149)	(149)
Total	$17	$(22)	$(189)	$(329)	$(523)	$11	$(22)	$(189)	$(616)	$(816)
1.Costs related to business separation activities.
2.Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 6 for additional information.
3.Primarily related to a gain on the sale of rail infrastructure in the U.S. & Canada. See Notes 5 and 7 for additional information.
4.Includes a gain associated with a legal settlement with Nova. See Note 13 for additional information.
5.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 12 for additional information.

Significant Items by Segment	Three Months Ended Sep 30, 2019					Nine Months Ended Sep 30, 2019
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Indemnification and other transaction related costs [1]	$—	$—	$—	$—	$—	$—	$—	$—	$(127)	$(127)
Integration and separation costs [2]	—	—	—	(164)	(164)	—	—	—	(914)	(914)
Restructuring and asset related charges - net [3]	(31)	(5)	(10)	(101)	(147)	(50)	(5)	(32)	(281)	(368)
Environmental charges [4]	(5)	(8)	(50)	(336)	(399)	(5)	(8)	(50)	(336)	(399)
Litigation related charges, awards and adjustments [5]	170	—	—	35	205	170	—	—	35	205
Warranty accrual adjustment of exited business [6]	—	—	—	39	39	—	—	—	39	39
Loss on divestitures [7]	—	—	—	—	—	—	—	—	(44)	(44)
Loss on early extinguishment of debt [8]	—	—	—	—	—	—	—	—	(44)	(44)
Total	$134	$(13)	$(60)	$(527)	$(466)	$115	$(13)	$(82)	$(1,672)	$(1,652)
1.Includes charges primarily associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.
2.Costs related to post-Merger integration and business separation activities. The nine months ended September 30, 2019 excludes one-time transaction costs directly attributable to the Merger.
3.Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 6 for additional information.
4.Related to environmental remediation, primarily resulting from the culmination of long-standing negotiations with regulators and/or agencies and review of additional costs to manage ongoing remediation activities resulting from Dow's separation from DowDuPont and related agreements with Corteva and DuPont. See Note 13 for additional information.
5.Includes a gain associated with a legal settlement with Nova, as well as a gain related to an adjustment of the Implant Liability and a charge related to the settlement of the Commercial Creditors matter. See Note 13 for additional information.
6.Includes an adjustment to the warranty accrual of an exited business.
7.Includes post-closing adjustments on previous divestitures.
8.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 12 for additional information.

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

Items Affecting Comparability of Financial Results
As a result of the separation from DowDuPont, pro forma net sales and pro forma Operating EBIT are provided in this section, which were based on the consolidated financial statements of TDCC, adjusted to give effect to the separation from DowDuPont as if it had been consummated on January 1, 2017. For the nine months ended September 30, 2019, pro forma adjustments have been made for (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva, Inc. ("Corteva") in connection with the separation, which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont, and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs). These adjustments impacted the consolidated results as well as the reportable segments. For further information on the unaudited pro forma financial information, please refer to the Company's Current Report on Form 8-K dated June 3, 2019.

STATEMENT ON COVID-19, OIL PRICE VOLATILITY AND FOURTH QUARTER OUTLOOK
Overview of Dow’s Response to COVID-19
The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where Dow products are produced and sold. Financial markets were volatile towards the end of the first quarter and early in the second quarter of 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with fluctuations in crude oil prices due in part to the global spread of COVID-19. As the second quarter progressed, crude oil prices increased, driven by improved supply/demand fundamentals and those conditions continued in the third quarter. Financial markets also continued a gradual recovery in the third quarter of 2020.

The global, regional and local spread of COVID-19 resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Most of the Company’s manufacturing facilities have been designated essential operations by local governments. As a result, nearly all of the Company’s manufacturing sites and facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures as directed by Dow's regional Crisis Management Teams (“CMTs”). The CMTs continue to work closely with site leadership and are adjusting alert levels as warranted on a site by site basis. In the second quarter of 2020, the CMTs initiated implementation of the Company’s comprehensive Return to Workplace plan that is tailored for each site and includes a number of health and safety measures to be followed in a gradual and phased approach. Employees in Europe, Middle East, Africa, and India ("EMEAI") and Asia Pacific returned to the workplace throughout the third quarter of 2020, while in the U.S. & Canada employees are returning to the workplace at a slower rate. Latin America remains in an early phase and has not yet implemented return to workplace plans. Many sites in the U.S. & Canada are expected to increase returns to the workplace in the fourth quarter of 2020 as the Company continues its phased regional approach. At the time of this filing, approximately half of Dow’s global workforce is working remotely. The Company continues to encourage its workforce to follow safety measures when away from work to help prevent community spread of COVID-19.

Dow’s materials science expertise and production capabilities are used to develop some of the most vital hygiene and medical products and technologies to fight the COVID-19 pandemic, such as disinfectants, sanitizers, cleansers, plastics used in the production of disposable personal protective equipment for medical professionals, and memory foam for hospital beds. The Company has continued to look for ways to contribute time, talent and materials science expertise to help fight and combat the pandemic while creating some new opportunities for innovation and business. Dow’s contributions to fighting the COVID-19 pandemic include:

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
•Five Dow sites in the United States, Europe and Latin America produced more than 200 metric tons of hand sanitizer, equivalent to more than 880,000 eight-ounce bottles, which were primarily donated to local health systems and government agencies.
•The Company committed $3 million to aid COVID-19 relief efforts, with donations going towards global relief organizations, as well as non-profits in communities where Dow operates.

During this public health crisis, the Company is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, the Company’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to continue to ease through the remainder of 2020, absent significant impacts from COVID-19 infection resurgences.

The Company continues to maintain a strong financial position and build further liquidity in the midst of the economic recession triggered by the COVID-19 pandemic. The Company started 2020 with significant committed liquidity facilities. As markets became more volatile and uncertain during the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities, which were subsequently repaid in the second quarter of 2020, and partially monetizing investments in company-owned life insurance policies. At September 30, 2020, the Company had cash and committed and available forms of liquidity in excess of $13.5 billion. The Company also has no substantive long-term debt maturities until the second half of 2024.

The Company has taken proactive actions to electively focus on cash and maintain financial strength with a continued emphasis on safe, reliable operations and disciplined capital allocation. These actions include:

•Further reducing the 2020 capital expenditure target to $1.25 billion; implementing structural cost interventions designed to reduce operating expenses by a total of $500 million in 2020; and targeting to unlock another $500 million from working capital.
•Temporarily suspending share repurchases.
•Delaying planned maintenance turnaround spending, where appropriate, without compromising safety or the ability to serve customer needs.

•Temporarily idled select manufacturing facilities to balance production to demand across markets more severely affected by restrained economic activity. This included the idling of three polyethylene production units and two elastomers units; running Dow's polyurethanes assets, including propylene oxide and methylene diphenyl diisocyanate, at reduced operating rates; reducing siloxanes operating rates globally and extending a planned maintenance turnaround at a silicones production unit in Zhangjiagang, China. All of these assets returned to more normalized operating rates in the third quarter.
•Implementing a restructuring program ("2020 Restructuring Program"), which was approved by the Board of Directors ("Board") of Dow Inc. on September 29, 2020, targeting more than $300 million in annualized Operating EBITDA1 benefit by the end of 2021. This program includes a 6 percent reduction in Dow’s global workforce costs as well as actions to rationalize the Company's manufacturing assets, including asset write-down and write-off charges, related contract termination fees and environmental remediation costs. See Note 6 to the Consolidated Financial Statements for additional information.

Review of 2020 Financial Impacts from COVID-19 and Fourth Quarter Outlook
The Company's sales declined 15 percent in the first nine months of 2020 compared with the same period last year, as the COVID-19 pandemic disrupted the global economy and supply/demand fundamentals. The most significant impact occurred in the first half of the year, with uneven recovery in the third quarter.

In the first six months of 2020, the Company's sales declined 18 percent compared with the same period last year, with the most significant impact on demand in the second quarter of 2020. Strong demand in food packaging, health and hygiene, home care and pharma end-markets was more than offset by volume declines for products used in consumer durable good end-markets, including construction, furniture and bedding and automotive, with the most notable impacts in the Industrial Intermediates & Infrastructure and Performance Materials & Coatings operating segments. Demand for products used in consumer durable goods remained lower through the second quarter largely due to the delayed restart in these industries from May to June.

Local price declined in the first and second quarters of 2020, largely impacted by lower global energy prices. In March and April 2020, crude oil prices declined significantly, due in part to the COVID-19 pandemic, coupled with increased supply from oil producers. Crude oil prices increased in the latter half of the second quarter as supply/demand fundamentals improved, driving higher feedstock costs, which proved beneficial to product prices and margins in the third quarter of 2020.

In the third quarter of 2020, net sales increased 16 percent compared with the second quarter of 2020, due to increasing demand and higher local prices. Sales increased sequentially in all operating segments and geographic regions, reflecting improved demand trends in furniture and bedding, appliances, packaging, construction and automotive end-markets. Local price also increased sequentially, reflecting higher global energy prices and improved supply/demand fundamentals, with increases in all geographic regions. Local price increases were reported in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure, which more than offset declines in Performance Materials & Coatings. Operating rates increased from lows in the second quarter of 2020, as the Company raised rates to match demand trends as the global economic recovery gains traction. The Company's deliberate focus on structural cost reductions and prudent cash management resulted in sequentially higher margins and cash flow in the third quarter of 2020.

The Company expects net sales of $9.5 billion to $9.8 billion in the fourth quarter of 2020, with continued demand recovery offset by typical seasonality. Key value chains in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure are expected to remain strong heading into the fourth quarter, as demand in packaging end-markets continues to be resilient and durable good end-markets continue to rebound. Local price is expected to increase sequentially in all operating segments and all geographic regions, driven by improving supply/demand fundamentals and pricing initiatives. The Company expects the rebound from first half lows that benefited the third quarter results to continue, growing at a moderate pace through the fourth quarter, absent any significant second-wave pandemic impacts that could affect consumer purchasing patterns.

The Company enters the fourth quarter with sequential momentum and enhanced financial flexibility. While the third quarter rebound was significant, the recovery has been uneven across end-markets and the Company expects this will continue in the near term. As economic gains strengthen and broaden, Dow is prepared to capture significant upside opportunity. The Company will continue to focus on a disciplined approach to cash generation, capital allocation and structural cost improvements. The Company's proactive and agile approach to evolving market conditions combined with feedstock flexibility, geographic breadth and participation in diverse end-markets and technologies will enable Dow to continue to build on its performance. The Company remains confident that its decisive actions this year will continue to differentiate Dow in this environment.

1.Operating EBITDA is a non-GAAP measure. Dow defines Operating EBITDA as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, depreciation and amortization, excluding the impact of significant items.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic cannot be reasonably estimated. The COVID-19 pandemic has had and could continue to have a substantial negative impact on the Company’s results of operations, financial condition and cash flows. The effects of the COVID-19 pandemic in the first nine months of 2020 and the additional risks associated with these conditions are more fully discussed in this report in Part II, Item 1A, Risk Factors. The Company is actively monitoring for potential financial impacts from the COVID-19 pandemic and oil price volatility, including, but not limited to: gauging the financial health of its customers; assessing liquidity; evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating ongoing appropriateness of its estimates.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. There have been no significant impacts to the Company's results of operations or financial position resulting from the CARES Act in the three and nine months ended September 30, 2020. The Company continues to assess the provisions and potential impacts of this legislation and expects to realize certain effects of the CARES Act in the fourth quarter of 2020. At this time the Company does not expect the CARES Act to have a significant impact on the provision for income taxes on continuing operations in 2020.

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended September 30, 2020:

•The Company reported net sales in the third quarter of 2020 of $9.7 billion, down 10 percent from $10.8 billion in the third quarter of 2019, with declines across all geographic regions and operating segments. The sales decline was primarily driven by local price declines.

•Local price decreased 9 percent compared with the same period last year, primarily in response to lower global energy prices, with declines in all geographic regions. Local price declined in Packaging & Specialty Plastics (down 12 percent), Industrial Intermediates & Infrastructure (down 7 percent) and Performance Materials & Coatings (down 6 percent).

•Volume decreased 1 percent compared with the third quarter of 2019. Packaging & Specialty Plastics volume was up 1 percent. Volume decreased in Industrial Intermediates & Infrastructure (down 3 percent) and Performance Materials & Coatings (down 5 percent). Volume increased in Latin America and EMEAI, was flat in Asia Pacific, and decreased in the U.S. & Canada.

•Restructuring and asset related charges - net were $617 million in the third quarter of 2020, primarily reflecting actions related to the 2020 Restructuring Program which was approved by Dow Inc.'s Board on September 29, 2020. As a result of these actions, the Company recorded pretax restructuring charges of $575 million, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $197 million and costs associated with exit and disposal activities of $81 million. Other impacts included asset impairment charges of $46 million and a favorable adjustment to a prior restructuring program.

•Integration and separation costs were $63 million in the third quarter of 2020, down from $164 million in the third quarter of 2019, reflecting the continued wind-down of business separation activities.

•Equity in earnings of nonconsolidated affiliates was $60 million in the third quarter of 2020, compared with equity losses of $44 million in the third quarter of 2019, driven by lower equity losses at Sadara Chemical Company ("Sadara") and higher equity earnings at the Thai joint ventures, which were partially offset by lower equity earnings at the Kuwait joint ventures.

•Sundry income (expense) - net for Dow Inc. and TDCC was income of $182 million and $181 million, respectively, in the third quarter of 2020, compared with income of $301 million and $284 million for Dow Inc. and TDCC, respectively, in the third quarter of 2019. The third quarter of 2020 included a $233 million gain related to the sale of rail infrastructure in the U.S. & Canada and a $63 million loss on the early extinguishment of debt.

•Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was a loss of $25 million in the third quarter of 2020, compared with income of $333 million and $310 million for Dow Inc. and TDCC, respectively, in the third quarter of 2019. Earnings (loss) per share for Dow Inc. was a loss per share of $0.04 in the third quarter of 2020, compared with earnings per share of $0.45 in the third quarter of 2019.

•On August 13, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on September 11, 2020, to shareholders of record as of August 31, 2020.

•Dow Inc. did not repurchase any of the Company's common stock in the third quarter of 2020.

•On August 13, 2020, Gaurdie Banister Jr., former President and CEO of Aera Energy LLC, an oil and gas exploration and production company jointly owned by Shell Oil Company and ExxonMobil Corporation, was elected to Dow Inc.'s Board.

•On August 26, 2020, TDCC announced the completion of a public offering of $2.0 billion aggregate principal amount of its notes. The notes included $850 million aggregate principal amount of 2.1 percent notes due 2030 and $1.15 billion aggregate principal amount of 3.6 percent notes due 2050 (together, the "Notes"). Net proceeds from the issuance of the Notes were used to repay indebtedness, including Dow Silicones' voluntary repayment of the $1.25 billion outstanding principal balance under a certain third party credit agreement ("Term Loan Facility"). In addition, proceeds from the Notes were used to fund cash tender offers for certain of TDCC's debt securities and certain debt securities of Union Carbide.

•On September 14, 2020, TDCC announced that it entered into a definitive agreement to divest certain U.S. Gulf Coast marine and terminal operations and assets for expected cash proceeds of $620 million. The assets are located at TDCC’s sites in Plaquemine and St. Charles, Louisiana, and Freeport, Texas. The transaction is expected to close in the fourth quarter of 2020, subject to customary regulatory approvals and other closing conditions.

•On September 15, 2020, the Company announced that John Sampson will rejoin Dow as Senior Vice President, Operations, Manufacturing and Engineering, succeeding Peter Holicki, who will retire in 2021 after more than 34 years of service with Dow.

•On September 30, 2020, TDCC completed the sale of rail infrastructure at six sites in the U.S. & Canada for cash proceeds of $315 million.

In addition to the highlights above, the following event occurred subsequent to the third quarter of 2020:

•On October 15, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on December 11, 2020, to shareholders of record as of November 30, 2020.

Selected Financial Data - Dow Inc.	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$9,712	$10,764	$27,836	$32,747

Cost of sales ("COS")	$8,371	$9,377	$24,211	$27,939
Percent of net sales	86.2%	87.1%	87.0%	85.3%

R&D	$193	$194	$554	$592
Percent of net sales	2.0%	1.8%	2.0%	1.8%

SG&A	$372	$388	$1,063	$1,258
Percent of net sales	3.8%	3.6%	3.8%	3.8%

Effective tax rate	102.4%	20.6%	84.3%	37.5%

Net income (loss) available for common stockholders	$(25)	$333	$(11)	$964

Selected Financial Data - TDCC	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$9,712	$10,764	$27,836	$32,747

Cost of sales ("COS")	$8,371	$9,377	$24,209	$27,938
Percent of net sales	86.2%	87.1%	87.0%	85.3%

R&D	$193	$194	$554	$592
Percent of net sales	2.0%	1.8%	2.0%	1.8%

SG&A	$372	$389	$1,062	$1,255
Percent of net sales	3.8%	3.6%	3.8%	3.8%

Effective tax rate	102.4%	21.7%	84.3%	33.8%

Net income (loss) available for common stockholder	$(25)	$310	$(11)	$1,068

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales, pro forma net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$9,712	$10,764	$27,836	$32,747
Pro forma net sales				$32,794

Sales Variances by Operating Segment and Geographic Region - As Reported
	Three Months Ended Sep 30, 2020				Nine Months Ended Sep 30, 2020
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(12)%	1%	1%	(10)%	(14)%	—%	—%	—%	(14)%
Industrial Intermediates & Infrastructure	(7)	1	(3)	(9)	(8)	—	(8)	—	(16)
Performance Materials & Coatings	(6)	—	(5)	(11)	(6)	(1)	(8)	1	(14)
Total	(9)%	—%	(1)%	(10)%	(11)%	—%	(4)%	—%	(15)%
Total, excluding the Hydrocarbons & Energy business	(6)%	—%	(2)%	(8)%	(9)%	1%	(5)%	—%	(13)%
U.S. & Canada	(5)%	—%	(9)%	(14)%	(8)%	—%	(10)%	1%	(17)%
EMEAI	(16)	2	4	(10)	(15)	—	(1)	—	(16)
Asia Pacific	(5)	—	—	(5)	(9)	—	—	—	(9)
Latin America	(9)	(1)	6	(4)	(11)	—	(2)	—	(13)
Total	(9)%	—%	(1)%	(10)%	(11)%	—%	(4)%	—%	(15)%
1.Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Net sales in the third quarter of 2020 were $9.7 billion, down 10 percent from $10.8 billion in the third quarter of 2019, with local price down 9 percent and volume down 1 percent. Net sales decreased in all geographic regions and operating segments, reflecting the impact of the COVID-19 pandemic on global economies and supply/demand fundamentals. Local price declined in all operating segments and all geographic regions, primarily due to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 12 percent), Industrial Intermediates & Infrastructure (down 7 percent) and Performance Materials & Coatings (down 6 percent). Volume decreased in the U.S. & Canada, which more than offset increases in EMEAI and Latin America. Volume in Asia Pacific was flat. Volume increased in Packaging & Specialty Plastics (up 1 percent) and declined in Industrial Intermediates & Infrastructure (down 3 percent) and Performance Materials & Coatings (down 5 percent). Currency was flat compared with the same period last year. Excluding the Hydrocarbons & Energy business, sales declined 8 percent.

Net sales for the first nine months of 2020 were $27.8 billion, down 15 percent from $32.7 billion in the same period last year, with local price down 11 percent and volume down 4 percent. Net sales decreased in all geographic regions and operating segments. Local price decreased in all operating segments and in all geographic regions, primarily in response to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 14 percent), Industrial Intermediates & Infrastructure (down 8 percent) and Performance Materials & Coatings (down 6 percent). Volume decreased 4 percent with declines in all geographic regions, except Asia Pacific which was flat. Volume was flat in Packaging & Specialty Plastics and decreased in Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both down 8 percent). Currency was flat compared with the same period last year. Excluding the Hydrocarbons & Energy business, sales declined 13 percent.

Sales Variances by Operating Segment and Geographic Region - Pro Forma Basis
	Nine Months Ended Sep 30, 2020
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(14)%	—%	—%	(14)%
Industrial Intermediates & Infrastructure	(8)	—	(8)	(16)
Performance Materials & Coatings	(6)	(1)	(7)	(14)
Total	(11)%	—%	(4)%	(15)%
Total, excluding the Hydrocarbons & Energy business	(9)%	—%	(5)%	(14)%
U.S. & Canada	(8)%	—%	(9)%	(17)%
EMEAI	(15)	—	(1)	(16)
Asia Pacific	(9)	(1)	—	(10)
Latin America	(11)	—	(2)	(13)
Total	(11)%	—%	(4)%	(15)%

Net sales for the first nine months of 2020 were $27.8 billion, down 15 percent from pro forma net sales of $32.8 billion in the same period last year, with local price down 11 percent and volume down 4 percent. Net sales decreased in all geographic regions and operating segments. Local price decreased in all operating segments and in all geographic regions, primarily in response to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 14 percent), Industrial Intermediates & Infrastructure (down 8 percent) and Performance Materials & Coatings (down 6 percent). Volume decreased 4 percent, with declines in all geographic regions, except Asia Pacific, which was flat. Volume was flat in Packaging & Specialty Plastics and decreased in Industrial Intermediates & Infrastructure (down 8 percent) and Performance Materials & Coatings (down 7 percent). Currency was flat compared with the same period last year. Excluding the Hydrocarbons & Energy business, sales declined 14 percent.

Cost of Sales
COS was $8.4 billion in the third quarter of 2020 ($24.2 billion for the first nine months of 2020) down from $9.4 billion in the third quarter of 2019 ($27.9 billion in the first nine months of 2019), primarily due to lower feedstock and other raw material costs and decreased sales volume. The three and nine months ended September 30, 2019 included $399 million in environmental charges, which were partially offset by lower planned maintenance turnaround costs and a favorable adjustment to the warranty accrual of an exited business. COS as a percentage of net sales in the third quarter of 2020 was 86.2 percent (87.1 percent in the third quarter of 2019) and 87.0 percent for the first nine months of 2020 (85.3 percent for the first nine months of 2019).

Research and Development Expenses
R&D expenses totaled $193 million in the third quarter of 2020, compared with $194 million in the third quarter of 2019. R&D expenses for the first nine months of 2020 were $554 million, down from $592 million in the first nine months of 2019. R&D expenses for the three and nine months ended September 30, 2020 decreased primarily due to cost reductions, which were partially offset by higher performance-based compensation costs.

Selling, General and Administrative Expenses
Dow Inc.
SG&A expenses were $372 million in the third quarter of 2020, down from $388 million in the third quarter of 2019. For the first nine months of 2020, SG&A expenses were $1,063 million, down from $1,258 million in the first nine months of 2019. SG&A expenses for the three months ended September 30, 2020 decreased compared with the same period last year, primarily due to cost reductions which were partially offset by higher performance-based compensation costs. SG&A expenses in the third quarter of 2019 were favorably impacted by a recovery of a portion of legal costs related to the Nova Chemicals Corporation ("Nova") litigation award. In addition to the items disclosed above, SG&A expenses for the nine months ended September 30, 2020 were favorably impacted by the recovery of legal costs related to the Nova ethylene asset matter and the reversal of a bad debt reserve related to an arbitration judgment.

TDCC
SG&A expenses were $372 million in the third quarter of 2020, down from $389 million in the third quarter of 2019. For the first nine months of 2020, SG&A expenses were $1,062 million, down from $1,255 million in the first nine months of 2019.

Amortization of Intangibles
Amortization of intangibles was $100 million in the third quarter of 2020 and 2019. In the first nine months of 2020, amortization of intangibles was $300 million, down from $320 million in the first nine months of 2019. See Note 11 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
2020 Restructuring Program
On September 29, 2020, Dow Inc.'s Board approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the COVID-19 pandemic. The restructuring program is designed to reduce structural costs and enable the Company to further enhance competitiveness while the COVID-19 economic recovery gains traction. As a result of these actions, in the third quarter of 2020 the Company recorded pretax restructuring charges of $575 million, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $197 million and costs associated with exit and disposal activities of $81 million. These actions are expected to be substantially complete by the end of 2021.

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

For the three months ended September 30, 2020, the Company recorded a favorable adjustment to the Synergy Program related to severance and related benefit costs of $4 million. For the nine months ended September 30, 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs under the Synergy Program.

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

Asset Related Charges
Pretax impairment charges for the three months ended September 30, 2020 included a $15 million charge for the write-down of a non-manufacturing asset and the write-off of a capital project (related to Performance Materials & Coatings), a $24 million charge associated with the write-down of certain corporate leased equipment (related to Corporate) and additional pretax impairment charges of $7 million related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 ($19 million for the nine months ended September 30, 2020, related to Packaging & Specialty Plastics). On September 29, 2020, the Company divested the bio-ethanol manufacturing facility. Pretax impairment charges for the three and nine months ended September 30, 2019 primarily related to the bio-ethanol manufacturing facility and were $16 million and $34 million, respectively (related to Packaging & Specialty Plastics and Performance Materials & Coatings).

In the third quarter of 2019, the Company recognized a pretax impairment charge of $75 million related to the then-planned divestiture of its acetone derivatives business, which closed on November 1, 2019. The charge was included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($24 million) and Corporate ($51 million).

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $63 million in the third quarter of 2020, down from $164 million in the third quarter of 2019. In the first nine months of 2020, integration and separation costs were $174 million, down from $964 million and $940 million for Dow Inc. and TDCC, respectively, in the first nine months of 2019. Further decreases in integration and separation costs are expected as business separation activities are completed by the end of the year. Integration and separation costs are related to Corporate.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $60 million in the third quarter of 2020, up from losses of $44 million in the third quarter of 2019, primarily driven by lower equity losses at Sadara and higher equity earnings at the Thai joint ventures, which were partially offset by lower equity earnings at the Kuwait joint ventures. Equity in losses of nonconsolidated affiliates was $124 million in the first nine months of 2020, compared with losses of $73 million in the first nine months of 2019, primarily due to lower equity earnings from the Kuwait joint ventures, which were partially offset by lower equity losses from Sadara. See Note 10 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

TDCC
For the three months ended September 30, 2020, "Sundry income (expense) - net" was income of $181 million compared with income of $284 million for the three months ended September 30, 2019. The third quarter of 2020 included a $233 million gain related to the sale of rail infrastructure in the U.S. & Canada (related to Packaging & Specialty Plastics and Corporate) and non-operating pension and postretirement benefit plan credits. This was partially offset by a $63 million loss on the early extinguishment of debt (related to Corporate), foreign exchange losses, and a $13 million loss related to the divestiture of a bio-ethanol manufacturing facility in Brazil (related to Packaging & Specialty Plastics). The third quarter of 2019 included foreign currency exchange gains and non-operating pension and postretirement benefit plan credits, as well as a net gain of $205 million related to litigation matters, which included a $170 million gain related to a legal settlement with Nova (related to Packaging & Specialty Plastics) and an $85 million gain related to an adjustment of the Dow Silicones' breast implant liability (related to Corporate), which were partially offset by a $50 million charge (net of indemnification of $37 million) related to the settlement of the Dow Silicones' commercial creditor matters (related to Corporate). For the nine months ended September 30, 2020, "Sundry income (expense) - net" was income of $150 million compared with income of $462 million for the nine months ended September 30, 2019. In addition to the items previously disclosed, "Sundry income (expense) - net" for the nine months ended September 30, 2020 included an $86 million loss on the early extinguishment of debt (related to Corporate) and a $6 million gain related to the Nova ethylene asset matter (related to Packaging & Specialty Plastics). The nine months ended September 30, 2019 included a $14 million gain on post-closing adjustments related to a previous divestiture, which was more than offset by a $44 million loss on the early extinguishment of debt (both related to Corporate). See Notes 7, 12, 13, 17 and 23 to the Consolidated Financial Statements for additional information.

Dow Inc.
For the three months ended September 30, 2020, "Sundry income (expense) - net" was income of $182 million compared with income of $301 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, "Sundry income (expense) - net" was income of $154 million compared with income of $369 million for the nine months ended September 30, 2019. In addition to the items previously disclosed under TDCC, "Sundry income (expense) - net" for the nine months ended September 30, 2019 included a $58 million loss on post-closing adjustments related to a previous divestiture and $52 million in charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution (both related to Corporate). See Notes 3, 7, 12, 13, 17 and 23 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $202 million in the third quarter of 2020, down from $233 million and $238 million for Dow Inc. and TDCC, respectively, in the third quarter of 2019. Interest expense and amortization of debt discount was $617 million in the first nine months of 2020, down from $711 million and $728 million for Dow Inc. and TDCC, respectively, in the first nine months of 2019. The decreases are primarily due to the redemption of long-term debt in 2019 and debt issuances at lower coupon rates in 2020.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate for the third quarter of 2020 for Dow Inc. and TDCC was 102.4 percent, compared with 20.6 percent and 21.7 percent for Dow Inc. and TDCC, respectively, for the third quarter of 2019. For the first nine months of 2020, the effective tax rate for Dow Inc. and TDCC was 84.3 percent, compared with 37.5 percent and 33.8 percent for Dow Inc. and TDCC, respectively, for the first nine months of 2019. The tax rate for Dow Inc. and TDCC in the third quarter and first nine months of 2020 was unfavorably impacted by equity losses and geographic mix of earnings, non-deductible restructuring costs and an increase in tax reserves and was favorably impacted by a capital loss resulting from the divestiture of a bio-ethanol manufacturing facility in Brazil. The tax rate for Dow Inc. and TDCC in the third quarter of 2019 was unfavorably impacted by geographic mix of earnings and non-deductible restructuring costs and was favorably impacted by litigation awards and amended prior year returns. The tax rate for the first nine months of 2019 was favorably impacted by tax benefits related to the issuance of stock-based compensation and deferred tax remeasurement in foreign jurisdictions and unfavorably impacted by tax impacts related to spin preparation activities.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $445 million for the first nine months of 2019, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 3 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests from continuing operations was $24 million in the third quarter of 2020, up from $14 million in the third quarter of 2019. For the first nine months of 2020, net income attributable to noncontrolling interests from continuing operations was $51 million, compared with $61 million for the same period last year.

Net income attributable to noncontrolling interests from discontinued operations was $13 million for the first nine months of 2019, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 16 to the Consolidated Financial Statements for additional information.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was a loss of $25 million, or $0.04 per share, in the third quarter of 2020, compared with income of $333 million, or $0.45 per share, in the third quarter of 2019. Net income (loss) available for Dow Inc. common stockholders was a loss of $11 million, or $0.02 per share, in the first nine months of 2020, compared with income of $964 million, or $1.29 per share, in the first nine months of 2019. See Note 8 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was a loss of $25 million in the third quarter of 2020, compared with income of $310 million in the third quarter of 2019. Net income (loss) available for the TDCC common stockholder was a loss of $11 million in the first nine months of 2020, compared with income of $1,068 million in the first nine months of 2019. Following the separation from DowDuPont, TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT (for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019) and pro forma Operating EBIT (for the nine months ended September 30, 2019) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the nine months ended September 30, 2019, as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation from DowDuPont which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont. See Note 23 to the Consolidated Financial Statements for reconciliations of these measures and a summary of the pro forma adjustments impacting segment measures for the nine months ended September 30, 2019.

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

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$4,565	$5,062	$13,175	$15,405
Pro forma net sales				$15,405
Operating EBIT	$647	$798	$1,545
Pro forma Operating EBIT				$2,256
Equity earnings	$71	$23	$96	$135

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2020	Sep 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(12)%	(14)%
Currency	1	—
Volume	1	—
Total	(10)%	(14)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix		(14)%
Currency		—
Volume		—
Total		(14)%
1.As reported net sales for the nine months ended September 30, 2020 compared with pro forma net sales for the nine months ended September 30, 2019.

Packaging & Specialty Plastics net sales were $4,565 million in the third quarter of 2020, down 10 percent from net sales of $5,062 million in the third quarter of 2019, with local price down 12 percent, a favorable currency impact of 1 percent, primarily in EMEAI, and volume up 1 percent. Local price decreased in both businesses and across all geographic regions, driven by lower global energy prices. Local price declined in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which declined 30 percent compared with the third quarter of 2019, as well as lower by-product prices due to weak end-market demand. Local price declined in Packaging and Specialty Plastics driven by lower polyethylene prices. Volume increased in Hydrocarbons & Energy, primarily in EMEAI and Latin America, more than offsetting decreases in the U.S. & Canada. Packaging and Specialty Plastics volume was flat as increased demand for flexible food and specialty packaging; infrastructure, consumer and transportation packaging; and health and hygiene applications was offset by lower catalyst licensing activity and hurricane-driven outages.

Operating EBIT was $647 million in the third quarter of 2020, down 19 percent from Operating EBIT of $798 million in the third quarter of 2019. Operating EBIT decreased primarily due to integrated margin compression, which more than offset targeted cost reductions and improved integrated olefin and aromatics margins at Sadara and the Thai joint ventures.

Packaging & Specialty Plastics net sales were $13,175 million in the first nine months of 2020, down 14 percent from net sales and pro forma net sales of $15,405 million in the first nine months of 2019, with local price down 14 percent and currency and volume flat. Local price decreased in both businesses and across all geographic regions, driven by reduced polyethylene prices and lower global energy prices. Local price declined in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which declined 34 percent compared with the first nine months of 2019. Volume was flat in Hydrocarbons & Energy as increases in EMEAI were offset by declines in Asia Pacific, Latin America and the U.S. & Canada. Volume was flat in Packaging and Specialty Plastics as increases in flexible food and specialty packaging, industrial and consumer packaging and health and hygiene applications in Asia Pacific, Latin America and EMEAI were offset by reduced demand for functional polymers, primarily due to the COVID-19 pandemic, and lower catalyst licensing activity in the U.S. & Canada.

Operating EBIT was $1,545 million in the first nine months of 2020, down 32 percent from pro forma Operating EBIT of $2,256 million in the first nine months of 2019. Operating EBIT decreased primarily due to integrated margin compression in both businesses and reduced equity earnings at the Kuwait joint ventures. These declines more than offset lower global energy prices, cost reductions and decreased planned maintenance turnaround costs.

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

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$3,058	$3,365	$8,520	$10,187
Pro forma net sales				$10,196
Operating EBIT	$104	$193	$59
Pro forma Operating EBIT				$624
Equity losses	$(13)	$(70)	$(202)	$(196)

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2020	Sep 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(7)%	(8)%
Currency	1	—
Volume	(3)	(8)
Total	(9)%	(16)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix		(8)%
Currency		—
Volume		(8)
Total		(16)%
1.As reported net sales for the nine months ended September 30, 2020 compared with pro forma net sales for the nine months ended September 30, 2019.

Industrial Intermediates & Infrastructure net sales were $3,058 million in the third quarter of 2020, down 9 percent from $3,365 million in the third quarter of 2019, with local price down 7 percent, volume down 3 percent and a favorable currency impact of 1 percent. Local price decreased in both businesses and in all geographic regions, primarily due to lower global energy prices. Polyurethanes & Construction Chemicals volume was down 1 percent as demand recovery in furniture and bedding and appliances, was more than offset by decreased demand in automotive end-markets and impacts from the COVID-19 pandemic. Volume increases in EMEAI and Asia Pacific were more than offset by declines in the U.S. & Canada and Latin America, following broader macroeconomic recovery patterns from the COVID-19 pandemic. Volume decreased in Industrial Solutions as improved demand for products used in electronics and pharma applications was more than offset by declines in industrial and energy end-markets as a result of the COVID-19 pandemic. Industrial Solutions volume increased in EMEAI due to increased catalyst sales as well as improved demand for heat transfer fluids used in concentrated solar power applications which was more than offset by decreased volume in all other geographic regions.

Operating EBIT was $104 million in the third quarter of 2020, down 46 percent from Operating EBIT of $193 million in the third quarter of 2019. Operating EBIT decreased due to weaker demand and margin compression which was partially offset by cost reductions and lower equity losses from Sadara.

Industrial Intermediates & Infrastructure net sales were $8,520 million in the first nine months of 2020, down 16 percent from net sales of $10,187 million in the first nine months of 2019. Net sales decreased 16 percent compared with pro forma net sales of $10,196 million in the first nine months of 2019, with local price and volume both down 8 percent. Local price decreased in both businesses and in all geographic regions, primarily due to lower global energy prices and raw material costs. Weak demand for products used in consumer durable good end-markets, including construction, furniture and bedding, and automotive, drove volume declines in Polyurethanes & Construction Chemicals in all geographic regions, except Asia Pacific which was flat. Volume decreases in Industrial Solutions in the U.S. & Canada and Latin America were partially offset by increases in Asia Pacific and EMEAI. The volume decline in Industrial Solutions was due to weakened demand in industrial, energy and automotive end-markets partially offset by stronger demand for products used in electronics, agriculture and pharma applications.

Operating EBIT was $59 million in the first nine months of 2020, down 91 percent compared with pro forma Operating EBIT of $624 million in the first nine months of 2019. Operating EBIT decreased due to lower demand and margin compression, which was partially offset by cost reductions and lower planned maintenance turnaround costs.

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

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$2,002	$2,250	$5,922	$6,888
Pro forma net sales				$6,926
Operating EBIT	$75	$200	$264
Pro forma Operating EBIT				$685
Equity earnings	$1	$2	$4	$3

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2020	Sep 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(6)%	(6)%
Currency	—	(1)
Volume	(5)	(8)
Portfolio & other	—	1
Total	(11)%	(14)%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix		(6)%
Currency		(1)
Volume		(7)
Total		(14)%
1.As reported net sales for the nine months ended September 30, 2020 compared with pro forma net sales for the nine months ended September 30, 2019.

Performance Materials & Coatings net sales were $2,002 million in the third quarter of 2020, down 11 percent from net sales of $2,250 million in the third quarter of 2019, with local price down 6 percent, volume down 5 percent and currency flat. Local price decreased in both businesses and all geographic regions. Local price declined in Consumer Solutions primarily due to excess market supply of siloxanes. Local price decreased in Coatings & Performance Monomers due to weaker supply/demand fundamentals in monomers. Volume declined across all geographic regions, except Latin America, reflecting the impact from the COVID-19 pandemic. Consumer Solutions volume decreased as growth in home care applications was more than offset by lower demand for products used in automotive and construction end-markets, and high-end personal care applications. Volume increased in Coatings & Performance Monomers primarily driven by higher demand for architectural coatings as residential construction end-market dynamics improved and consumers continued do-it-yourself projects at home. Volume in Coatings & Performance Monomers increased in all geographic regions, except the U.S. & Canada which was flat due to lower demand for monomers used in oil and gas applications.

Operating EBIT was $75 million in the third quarter of 2020, down 63 percent from Operating EBIT of $200 million in the third quarter of 2019. Operating EBIT decreased, primarily driven by margin compression in siloxanes and lower demand due to the COVID-19 pandemic.

Performance Materials & Coatings net sales were $5,922 million in the first nine months of 2020, down 14 percent from net sales of $6,888 million in the first nine months of 2019. Net sales decreased 14 percent compared with pro forma net sales of $6,926 million in the first nine months of 2019, with volume down 7 percent, local price down 6 percent, and an unfavorable currency impact of 1 percent. Volume declined in both businesses. Consumer Solutions volume decreased due to lower demand in EMEAI, Asia Pacific and the U.S. & Canada, reflecting the impact of the COVID-19 pandemic, which was partially offset by demand growth in upstream siloxanes in Latin America. Coatings & Performance Monomers volume decreased in EMEAI and Asia Pacific, primarily due to the impact of the COVID-19 pandemic, which was partially offset by strong demand for home improvement applications in the U.S. & Canada and methacrylates in Latin America and EMEAI. Local price decreased in both businesses and all geographic regions. Consumer Solutions local price declined primarily in upstream siloxanes due to weak supply/demand fundamentals. Local price decreased in Coatings & Performance Monomers in response to lower feedstock and other raw material costs.

Operating EBIT was $264 million in the first nine months of 2020, down 61 percent from pro forma Operating EBIT of $685 million in the first nine months of 2019. Operating EBIT decreased primarily due to margin compression in siloxanes and lower demand as a result of the COVID-19 pandemic.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
Net sales	$87	$87	$219	$267
Pro forma net sales				$267
Operating EBIT	$(65)	$(74)	$(207)
Pro forma Operating EBIT				$(246)
Equity earnings (losses)	$1	$1	$(22)	$(15)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $87 million in the third quarter of 2020 and 2019. Net sales were $219 million in the first nine months of 2020, down from net sales and pro forma net sales of $267 million in the first nine months of 2019.

Operating EBIT was a loss of $65 million in the third quarter of 2020, compared with a loss of $74 million in the third quarter of 2019. Operating EBIT was a loss of $207 million in the first nine months of 2020, compared with a pro forma Operating EBIT loss of $246 million in the first nine months of 2019. Operating EBIT improved primarily due to cost reductions and stranded cost removal throughout 2019.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $4,549 million at September 30, 2020 and $2,367 million at December 31, 2019, of which $1,547 million at September 30, 2020 and $986 million at December 31, 2019 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2020, Dow has repatriated and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Nine Months Ended		Nine Months Ended
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019
In millions
Cash provided by (used for):
Operating activities - continuing operations	$4,596	$3,793	$4,604	$3,766
Operating activities - discontinued operations	—	187	—	371
Operating activities	4,596	3,980	4,604	4,137
Investing activities - continuing operations	(616)	(1,561)	(616)	(1,561)
Investing activities - discontinued operations	—	(34)	—	(34)
Investing activities	(616)	(1,595)	(616)	(1,595)
Financing activities - continuing operations	(1,809)	(2,238)	(1,817)	(2,395)
Financing activities - discontinued operations	—	(18)	—	(18)
Financing activities	(1,809)	(2,256)	(1,817)	(2,413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(54)	4	(54)
Summary
Increase in cash, cash equivalents and restricted cash	2,175	75	2,175	75
Cash, cash equivalents and restricted cash at beginning of period	2,380	2,764	2,380	2,764
Cash, cash equivalents and restricted cash at end of period	$4,555	$2,839	$4,555	$2,839
Less: Restricted cash and cash equivalents, included in "Other current assets"	6	16	6	16
Cash and cash equivalents at end of period	$4,549	$2,823	$4,549	$2,823

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations increased in the first nine months of 2020 compared with the first nine months of 2019. The improvement was primarily due to an increase in cash earnings, which was largely driven by a decrease in integration and separation costs. Also contributing to the improvement from prior year was a decrease in performance-based compensation payments, a cash receipt for the refund of withholding tax related to the Nova ethylene asset matter and an increase in advance payments from customers, which were partially offset by a decrease in dividends received from nonconsolidated affiliates and a reduction in cash generated from working capital.

Net Working Capital	Dow Inc.		TDCC
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
In millions
Current assets	$17,789	$16,815	$17,715	$16,733
Current liabilities	10,207	10,679	9,583	10,150
Net working capital	$7,582	$6,136	$8,132	$6,583
Current ratio	1.74:1	1.57:1	1.85:1	1.65:1

Working Capital Metrics	Three Months Ended
	Sep 30, 2020	Sep 30, 2019

Days sales outstanding in receivables [1]	43	46
Days sales in inventory [2]	63	65
Days payables outstanding [3]	58	63
1.The decrease in days sales outstanding in receivables was primarily due to a decrease in average accounts receivable, which more than offset a decrease in net sales.
2.The decrease in days sales in inventory was primarily due to a decrease in average inventory, which more than offset a decrease in COS.
3.The decrease in days payables outstanding was primarily due to a decrease in average accounts payable and an increase in the change in inventory, which more than offset a decrease in COS.

Cash used for operating activities from discontinued operations in the first nine months of 2020 decreased compared with cash provided by operating activities from discontinued operations in the first nine months of 2019 due to the separation of AgCo and SpecCo on April 1, 2019. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities from continuing operations in the first nine months of 2020 was primarily for capital expenditures, purchases of investments, investments in and loans to nonconsolidated affiliates (related to Sadara) and acquisitions of property and businesses, which were partially offset by proceeds from sales and maturities of investments, which included partial monetization of the Company's investment in company-owned life insurance policies, and proceeds from sales of property and businesses. Cash used for investing activities from continuing operations in the first nine months of 2019 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates (primarily with Sadara), which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures, including capital expenditures of consolidated variable interest entities, were $955 million in the first nine months of 2020, compared with $1,384 million in the first nine months of 2019. In April 2020, the Company reduced its capital expenditure target and expects full year capital spending in 2020 to be approximately $1.25 billion. The Company will adjust its spending through the year as economic conditions develop.

In the first nine months of 2020, the Company loaned $280 million to Sadara. The Company expects to loan Sadara up to $400 million in 2020. Due to the potential for Dow to continue providing financial support to Sadara, the Company will continue to recognize its share of equity losses reported by Sadara.

Cash used in investing activities from discontinued operations in the first nine months of 2019 was primarily for capital expenditures, partially offset by proceeds from the sale of property and businesses and proceeds from sales of ownership interests in nonconsolidated affiliates.

Cash Flows from Financing Activities
Cash used for financing activities from continuing operations in the first nine months of 2020 included payments on long-term debt, changes in short-term notes payable and transaction financing, debt issuance and other costs, which were partially offset by proceeds from issuance of long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock and TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities from continuing operations in the first nine months of 2019 included payments on long-term debt and dividends paid to DowDuPont, which were partially offset by proceeds from the issuance of long-term debt. In addition, Dow Inc. received cash as part of the separation from DowDuPont, which more than offset dividends paid to common stockholders and repurchases of common stock. TDCC was further impacted by the change in the note payable with Dow Inc. See Note 12 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

Cash used for financing activities from discontinued operations in the first nine months of 2019 primarily related to distributions to noncontrolling interests and employee taxes paid for share-based payment arrangements.

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

Operating EBITDA and Pro Forma Operating EBITDA
Dow defines Operating EBITDA (for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020) as earnings (i.e., "Income from continuing operations before income taxes") before interest, depreciation and amortization, excluding the impact of significant items. Pro forma Operating EBITDA (for the nine months ended September 30, 2019) is defined as earnings (i.e., "Income from continuing operations before income taxes") before interest, depreciation and amortization, plus pro forma adjustments, excluding the impact of significant items.

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

Reconciliation of Free Cash Flow	Nine Months Ended
	Sep 30, 2020	Sep 30, 2019
In millions
Cash provided by operating activities - continuing operations (GAAP)	$4,596	$3,793
Capital expenditures	(955)	(1,384)
Free cash flow (non-GAAP)	$3,641	$2,409

Reconciliation of Cash Flow Conversion (Operating EBITDA or Pro Forma Operating	Nine Months Ended
EBITDA to Cash Flow From Operations)	Sep 30, 2020	Sep 30, 2019 [1]
In millions
Income from continuing operations, net of tax (GAAP)	$40	$593
+ Provision for income taxes on continuing operations	215	356
Income from continuing operations before income taxes	$255	$949
- Interest income	27	58
+ Interest expense and amortization of debt discount	617	711
+ Pro forma adjustments ²	—	65
- Significant items ³	(816)	(1,652)
Operating EBIT (non-GAAP)	$1,661	$3,319
+ Depreciation and amortization	2,148	2,225
Operating EBITDA (non-GAAP)	$3,809	$5,544
Cash provided by operating activities - continuing operations (GAAP)	$4,596	$3,793
Cash flow conversion (Operating EBITDA or pro forma Operating EBITDA to cash flow from operations) (non-GAAP)	120.7%	68.4%
1.Operating EBIT, depreciation and amortization and Operating EBITDA for the nine months ended September 30, 2019 are presented on a pro forma basis.
2.Pro forma adjustments for the nine months ended September 30, 2019 include: (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs).
3.The nine months ended September 30, 2020 include integration and separation costs, restructuring and asset related charges - net, a net gain on divestitures, a loss on early extinguishment of debt and a gain related to a legal settlement with Nova. The nine months ended September 30, 2019 include integration and separation costs, environmental charges, restructuring and asset related charges - net, a loss associated with agreements entered into with DuPont and Corteva as part of the separation and distribution, a loss related to previous divestitures, a loss on early extinguishment of debt, a gain on a warranty accrual adjustment of an exited business and a net gain related to litigation matters. See Note 23 to the Consolidated Financial Statements for additional information.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders, share repurchases and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include TDCC's U.S. and Euromarket commercial paper programs, committed and uncommitted credit facilities, committed accounts receivable facilities, a U.S. retail note program (“InterNotes®”) and other debt markets.

The Company continues to maintain a strong financial position and build further liquidity in the midst of the economic recession triggered by the COVID-19 pandemic. The Company started 2020 with significant committed liquidity facilities. As markets became more volatile and uncertain during the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities, which were subsequently repaid in the second quarter of 2020, and partially monetizing investments in company-owned life insurance policies. At September 30, 2020, the Company had cash and committed and available forms of liquidity in excess of $13.5 billion. The Company also has no substantive long-term debt maturities until the second half of 2024. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at September 30, 2020 ($151 million at December 31, 2019). TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to September 30, 2020, TDCC issued approximately $1,600 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At September 30, 2020, TDCC had total committed and available credit facilities of $7.8 billion. In the first nine months of 2020, Dow Silicones voluntarily repaid $2.0 billion of principal under a certain third party credit agreement. See Note 12 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in North America where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. For additional information, see Note 15 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time. See Note 12 to the Consolidated Financial Statements for additional information.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At September 30, 2020, the Company had monetized $296 million of its existing COLI policies' value ($85 million at December 31, 2019). See Note 7 to the Consolidated Financial Statements for additional information.

Uncommitted Credit Facilities
Dow has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. In the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities, which were subsequently repaid in the second quarter of 2020. See Note 12 to the Consolidated Financial Statements for additional information.

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At September 30, 2020, net debt as a percent of total capitalization decreased to 49.7 percent and 48.3 percent for Dow Inc. and TDCC, respectively, compared with 50.9 percent and 49.6 percent at December 31, 2019.

Total Debt	Dow Inc.		TDCC
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
In millions
Notes payable	$329	$586	$329	$586
Long-term debt due within one year	347	435	347	435
Long-term debt	16,698	15,975	16,698	15,975
Gross debt	$17,374	$16,996	$17,374	$16,996
- Cash and cash equivalents	4,549	2,367	4,549	2,367
- Marketable securities [1]	30	21	30	21
Net debt	$12,795	$14,608	$12,795	$14,608
Total equity	$12,932	$14,094	$13,691	$14,862
Gross debt as a percent of total capitalization	57.3%	54.7%	55.9%	53.3%
Net debt as a percent of total capitalization	49.7%	50.9%	48.3%	49.6%
1.Included in "Other current assets" in the consolidated balance sheets.

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

In August 2020, the Company issued $2.0 billion aggregate principal amount of notes. The notes included $850 million aggregate principal amount of 2.1 percent notes due 2030 and $1.15 billion aggregate principal amount of 3.6 percent notes due 2050 (together, the "Notes"). In September 2020, TDCC used $556 million of aggregate proceeds from the Notes to fund cash tender offers for certain of its debt securities and certain debt securities of Union Carbide, of which $493 million aggregate principal amount was tendered and retired.

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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.53 to 1.00 at September 30, 2020. Management believes TDCC was in compliance with all of its covenants and default provisions at September 30, 2020. For information on TDCC's debt covenants and default provisions, see Note 16 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first nine months of 2020.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At September 30, 2020, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB-	A-3	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB+	F2	Negative

On April 9, 2020, Standard & Poor's ("S&P") announced a credit rating change for TDCC from BBB and A-2 to BBB- and A-3, maintaining stable outlook. The decision was made as part of S&P’s broader review of the chemicals sector, in light of the global impact of COVID-19 and lower oil prices. On April 13, 2020, Fitch Ratings ("Fitch") re-affirmed TDCC’s BBB+ and F2 rating, and revised its outlook to negative from stable. The decision was made as part of Fitch’s annual review process.

Downgrades in TDCC's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Dividends
Dow Inc.
On February 13, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on March 13, 2020, to shareholders of record as of February 28, 2020. On April 9, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on June 12, 2020, to shareholders of record as of May 29, 2020. On August 13, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on September 11, 2020, to shareholders of record as of August 31, 2020. On October 15, 2020, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on December 11, 2020, to shareholders of record as of November 30, 2020.

TDCC
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended September 30, 2020, TDCC declared and paid a dividend to Dow Inc. of $513 million ($1,685 million for the nine months ended September 30, 2020). At September 30, 2020, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 22 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the third quarter of 2020 (repurchased $125 million of the Company's common stock in the nine months ended September 30, 2020). At September 30, 2020, approximately $2.4 billion of the share repurchase program authorization remained available for repurchases. At this time, Dow Inc. does not expect to repurchase additional shares in 2020, but will continue to evaluate as the year progresses.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $250 million to its pension plans in 2020, of which $188 million has been contributed through September 30, 2020. See Note 17 to the Consolidated Financial Statements and Note 21 to the Consolidated Financial Statements included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2019 for additional information concerning the Company's pension plans.

Restructuring
The actions related to the 2020 Restructuring Program are expected to result in additional cash expenditures of approximately $380 million, primarily through the first quarter of 2022, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, are expected to result in additional cash expenditures of approximately $150 million, primarily through the third quarter of 2022. The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $50 million, primarily through the end of 2020, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation.

The Company expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits related to its other optimization activities. These costs cannot be reasonably estimated at this time. See Note 6 to the Consolidated Financial Statements for additional information on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs related to business separation activities are expected to result in additional cash expenditures of $50 million to $65 million through the end of 2020.

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

Contractual Obligations at Sep 30, 2020	Payments Due In
In millions	2020	2021-2022	2023-2024	2025 and beyond	Total
Long-term debt obligations [1]	$101	$770	$1,490	$15,059	$17,420
Expected cash requirements for interest [2]	$193	$1,534	$1,418	$8,995	$12,140
Operating leases [3]	$127	$802	$510	$806	$2,245
1.Excludes unamortized debt discount and issuance costs of $375 million. Includes finance lease obligations of $496 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates and exchange rates at September 30, 2020, and includes $363 million of various floating rate notes.
3.Includes imputed interest of $352 million.

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

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at September 30, 2020 of $3,788 million, down from $3,952 million at December 31, 2019. Additional information related to guarantees can be found in the "Guarantees" section of Note 13 to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2020	2019
Claims unresolved at Jan 1	11,117	12,780
Claims filed	3,623	4,396
Claims settled, dismissed or otherwise resolved	(5,099)	(5,763)
Claims unresolved at Sep 30	9,641	11,413
Claimants with claims against both Union Carbide and Amchem	(3,168)	(3,935)
Individual claimants at Sep 30	6,473	7,478

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the third quarter of 2020. For a current status of this matter, see Note 13 to the Consolidated Financial Statements.

Environmental Matters
On October 23, 2019, Union Carbide received a proposed Agreed Order from the Texas Commission on Environmental Quality (“TCEQ”) relating to emissions of ethylene oxide from a process leak at Union Carbide's manufacturing facility in Seadrift, Texas. The proposed Agreed Order included an administrative penalty of $800,000. On December 30, 2019, the TCEQ sent a revised Agreed Order reducing the penalty to $600,000 based on Union Carbide's corrective actions and allowing for half of the administrative penalty amount to be used to fund a Supplemental Environmental Project. Union Carbide paid $300,000 in January 2020. The revised Agreed Order was approved by the TCEQ Commissioners on July 1, 2020 and Union Carbide remitted final payment on July 29, 2020.

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
The pandemic caused by COVID-19 has impacted all geographic regions where Dow products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the COVID-19 pandemic, coupled with oil price fluctuations due in part to the global spread of COVID-19 and the continued increase in global cases, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Company include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for certain Company products; price declines; reduced profitability; supply chain disruptions impeding the Company’s ability to ship and/or receive product; temporary idling or permanent closure of select manufacturing facilities and/or manufacturing assets; asset impairment charges; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; reduced market liquidity and increased borrowing costs; workforce absenteeism and distraction; labor shortages; customer credit concerns; increased cyber security risk and data accessibility disruptions due to remote working arrangements; workforce reductions and fluctuations in foreign currency markets. Additional risks may include, but are not limited to: shortages of key raw materials; potential impairment in the carrying value of goodwill; additional asset impairment charges; increased obligations related to the Company’s pension and other postretirement benefit plans; and deferred tax valuation allowances. Business disruptions and market volatility resulting from the COVID-19 pandemic have had and could continue to have a substantial negative impact on the Company’s results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2020	—	$—	—	$2,375
August 2020	—	$—	—	$2,375
September 2020	—	$—	—	$2,375
Third quarter 2020	—	$—	—	$2,375
1.On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date.

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
Date: October 23, 2020

/s/ RONALD C. EDMONDS
Ronald C. Edmonds
Controller and Vice President
of Controllers and Tax