Form 10-K
period 2020-12-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2021-02-05
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Dow Inc.	Large accelerated filer	☑	Accelerated filer	☐	Non- accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
The Dow Chemical Company	Large accelerated filer	☐	Accelerated filer	☐	Non- accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Dow Inc.	☐
The Dow Chemical Company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Dow Inc.	☑
The Dow Chemical Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Dow Inc.	☐	Yes	☑	No
The Dow Chemical Company	☐	Yes	☑	No

As of June 30, 2020, the aggregate market value of the common stock of Dow Inc. held by non-affiliates of Dow Inc. was approximately $29.6 billion based on the last reported closing price of $40.76 per share as reported on the New York Stock Exchange.
Dow Inc. had 743,914,560 shares of common stock, $0.01 par value, outstanding at January 31, 2021. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at January 31, 2021, all of which were held by the registrant’s parent, Dow Inc.
The Dow Chemical Company meets the conditions set forth in General Instruction I(1)(a) and (b) for Form 10-K and therefore is filing this form in the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Dow Inc.: Portions of Dow Inc.'s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of Dow Inc.'s fiscal year ended December 31, 2020.

The Dow Chemical Company: None.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2020

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
This Annual Report on Form 10-K is a combined report being filed by Dow Inc. and The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the "Company"). This Annual Report on Form 10-K reflects the results of Dow and its consolidated subsidiaries, after giving effect to the distribution to DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) and the receipt of E. I. du Pont de Nemours and Company and its consolidated subsidiaries' (“Historical DuPont”) ethylene and ethylene copolymers business (other than its ethylene acrylic elastomers business) ("ECP"). The U.S. GAAP consolidated financial results of Dow Inc. and TDCC reflect the distribution of AgCo and SpecCo as discontinued operations for the applicable periods presented as well as the receipt of ECP as a common control transaction from the closing of the merger with Historical DuPont on August 31, 2017. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and considering that the financial statements and disclosures of each company are substantially similar, the companies are filing a combined report for this Annual Report on Form 10-K. The information reflected in this report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted. Each of Dow Inc. and TDCC is filing information in this report on its own behalf and neither company makes any representation to the information relating to the other company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters, and often contain words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” "target," “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words or phrases.

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; the continuing global and regional economic impacts of the coronavirus disease 2019 (“COVID-19”) pandemic and other public health-related risks and events on Dow’s business; capital requirements and need for and availability of financing; size of the markets for Dow’s products and services and ability to compete in such markets; failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war; weather events and natural disasters; and disruptions in Dow’s information technology networks and systems.

Risks related to Dow's separation from DowDuPont include, but are not limited to: (i) Dow's inability to achieve some or all of the benefits that it expects to receive from the separation from DowDuPont; (ii) certain tax risks associated with the separation; (iii) the failure of Dow's pro forma financial information to be a reliable indicator of Dow's future results; (iv) Dow's inability to receive third-party consents required under the separation agreement; (v) non-compete restrictions under the separation agreement; (vi) receipt of less favorable terms in the commercial agreements Dow entered into with DuPont and Corteva, Inc. (“Corteva”), including restrictions under intellectual property cross-license agreements, than Dow would have received from an unaffiliated third party; and (vii) Dow's obligation to indemnify DuPont and/or Corteva for certain liabilities.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section of this Annual Report on Form 10-K titled “Risk Factors.” These are not the only risks and uncertainties that Dow faces. There may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on Dow’s business. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

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

Available Information
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.dow.com/investors, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains these reports as well as proxy statements and other information regarding issuers that file electronically. The SEC's website is www.sec.gov. Dow's website and its content are not deemed incorporated by reference into this report.

MERGER AND SEPARATION
On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") completed the separation of its materials science business and Dow Inc. became the direct parent company of TDCC and its consolidated subsidiaries, owning all of the outstanding common shares of TDCC.

The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"). TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries (“Historical DuPont”) each merged with subsidiaries of DowDuPont and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business.

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

ABOUT DOW
Dow combines global breadth, asset integration and scale, focused innovation and leading business positions to achieve profitable growth. The Company’s ambition is to become the most innovative, customer centric, inclusive and sustainable materials science company, with a purpose to deliver a sustainable future for the world through our materials science expertise and collaboration with our partners. Dow’s portfolio of plastics, industrial intermediates, coatings and silicones businesses delivers a broad range of differentiated science-based products and solutions for its customers in high-growth market segments, such as packaging, infrastructure, mobility and consumer care. Dow operates 106 manufacturing sites in 31 countries and employs approximately 35,700 people.

BUSINESS SEGMENTS AND PRODUCTS
The Company conducts its worldwide operations through six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. The Company did not aggregate any operating segments when determining its reportable segments. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 26 to the Consolidated Financial Statements for additional information concerning the Company’s operating segments.

PACKAGING & SPECIALTY PLASTICS
Packaging & Specialty Plastics consists of two highly integrated global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment employs the industry’s broadest polyolefin product portfolio, supported by the Company’s proprietary catalyst and manufacturing process technologies, to work at the customer’s design table throughout the value chain to deliver more reliable and durable, higher performing, and more sustainable plastics to customers in food and specialty packaging; industrial and consumer packaging; health and hygiene; caps, closures and pipe applications; consumer durables; mobility and transportation; and infrastructure.

The Company’s unique advantages compared with its competitors include: extensive low-cost feedstock positions around the world; unparalleled scale, global footprint and market reach; world-class manufacturing sites in every geographic region; deep customer and brand owner understanding; portfolio of higher-value functional polymers, such as polyolefin elastomers, semiconductive and jacketing compound solutions and wire and cable insulation; and market-driven application development and technical support.

The segment remains agile by participating in the entire ethylene-to-polyethylene chain integration, enabling the Company to manage market swings, and therefore optimize returns while reducing long-term earnings volatility. The Company’s unrivaled value chain ownership is further strengthened by its Pack Studio locations in every geographic region, which help customers and brand owners deliver faster and more efficient packaging product commercialization through a global network of laboratories, technical experts and testing equipment.

Hydrocarbons & Energy
Hydrocarbons & Energy is a leading global producer of ethylene, a key chemical building block that the Company consumes primarily within the Packaging & Specialty Plastics segment. Ethylene is transferred to downstream derivative businesses at market-based prices, which are generally equivalent to prevailing market prices for large volume purchases. In addition to ethylene, the business is a leading producer of propylene and aromatics products that are used to manufacture materials consumers use every day. The business also produces and procures the power and feedstocks used by the Company’s manufacturing sites.

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves growing, high-value sectors using world-class technology, broad existing product lines, and a rich product pipeline that creates competitive advantages for the entire packaging value chain. The business is a recognized leader in the production, marketing and innovation of polyethylene. The business is also a leader in other ethylene derivatives, such as polyolefin elastomers, ethylene vinyl acetate and ethylene propylene diene monomer ("EPDM") rubber serving mobility and transportation, consumer, wire and cable and construction end-markets. Market growth is expected to be driven by major shifts in population demographics; improving socioeconomic status in emerging geographic regions; consumer and brand owner demand for increased functionality; global efforts to reduce food waste; growth in telecommunications networks; global development of electrical transmission and distribution infrastructure; and renewable energy applications.

Details on Packaging & Specialty Plastics' 2020 net sales, by business and geographic region, are as follows:

* Europe, Middle East, Africa and India ("EMEAI")

Products
Major applications/market segments and products are listed below by business:

Business	Applications/Market Segments	Major Products	Key Raw Materials	Key Competitors
Hydrocarbons & Energy	Purchaser of feedstocks; production of cost competitive hydrocarbon monomers utilized by Dow's derivative businesses; and energy, principally for use in Dow’s global operations	Ethylene, propylene, benzene, butadiene, octene, aromatics co-products, power, steam, other utilities	Butane, condensate, ethane, naphtha, natural gas, propane	Chevron Phillips Chemical, ExxonMobil, INEOS, LyondellBasell, SABIC, Shell, Sinopec
Packaging and Specialty Plastics	Adhesives; automotive; caps, closures and pipe applications; construction; cosmetics; electrical transmission and distribution; food and supply chain packaging; footwear; health and hygiene; housewares; industrial specialty applications using polyolefin elastomers, ethylene copolymers, and EPDM; irrigation pipe; mobility; photovoltaic encapsulants; sporting goods; telecommunications infrastructure; toys and infant products	Acrylics, bio-based plasticizers, copolymer, elastomers, ethylene copolymer resins, EPDM, ethylene vinyl acetate ("EVA"), methacrylic acid copolymer resins, polyethylene ("PE"), high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polyolefin plastomers, resin additives and modifiers, semiconductive and jacketing compound solutions and wire and cable insulation
			Aliphatic solvent, butene, ethylene, hexene, octene, propylene	Borealis, ExxonMobil, INEOS, Lanxess, LyondellBasell, Nova, SABIC

Joint Ventures:
This segment includes a portion of the Company's share of the results of the following joint ventures:
•EQUATE Petrochemical Company K.S.C.C. (“EQUATE”) - a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol, and manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins; owned 42.5 percent by the Company.
•The Kuwait Olefins Company K.S.C.C. (“TKOC”) - a Kuwait-based company that manufactures ethylene and ethylene glycol; owned 42.5 percent by the Company.
•Map Ta Phut Olefins Company Limited (“Map Ta Phut”) - a Thailand-based company that manufactures propylene and ethylene; the Company has an effective ownership of 32.77 percent (of which 20.27 percent is owned directly by the Company and aligned with the Industrial Intermediates & Infrastructure segment and 12.5 percent is owned indirectly through the Company’s equity interest in Siam Polyethylene Company Limited, an entity that is part of The SCG-Dow Group and aligned with the Packaging & Specialty Plastics segment).

•Sadara Chemical Company ("Sadara") - a Saudi Arabian company that manufactures chlorine, ethylene, propylene and aromatics for internal consumption and manufactures and sells polyethylene, ethylene oxide and propylene oxide derivative products, and isocyanates; owned 35 percent by the Company. The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.
This segment also includes the Company's share of the results of the following joint ventures:
•The Kuwait Styrene Company K.S.C.C. - a Kuwait-based company that manufactures styrene monomer; owned 42.5 percent by the Company.
•The SCG-Dow Group - a group of Thailand-based companies (consisting of Siam Polyethylene Company Limited; Siam Polystyrene Company Limited; Siam Styrene Monomer Company Limited; and Siam Synthetic Latex Company Limited) that manufacture polyethylene, polystyrene, styrene, latex and specialty elastomers; owned 50 percent by the Company.
Current and Future Investments
In 2018, the Company started up its new LDPE production facility and its new NORDEL™ Metallocene EPDM production facility, both located in Plaquemine, Louisiana. These key milestones enable the Company to capture benefits from increasing supplies of U.S. shale gas to deliver differentiated downstream solutions in its core market verticals. The Company also completed debottlenecking of an existing bi-modal gas phase polyethylene production facility in St. Charles, Louisiana, and started up a new High Melt Index ("HMI") AFFINITY™ polymer production facility in Freeport, Texas, in the fourth quarter of 2018. In 2020, the Company's integrated world-scale ethylene production facility in Freeport, Texas, was expanded to a capacity of 2,000 kilotonnes per annum ("KTA"), making it the largest ethylene cracker in the world. Recognized for efficiency in construction time and cost as a newly designed cracker, this facility is also known for its low operating cost, excellent safety, reliability and asset utilization performance.

Additionally, the Company has announced investments over the next several years that are expected to enhance competitiveness. These include:
•Incremental debottleneck projects across its global asset network that will deliver approximately 350 KTA of additional polyethylene, the majority of which will be in the U.S. & Canada.
•Construction of a world-scale polyethylene unit on the U.S. Gulf Coast based on Dow’s proprietary process technologies, to meet consumer-driven demand in specialty packaging, health and hygiene, and industrial and consumer packaging applications.
•A new catalyst production facility for key catalysts licensed by Univation Technologies, LLC, a wholly owned subsidiary of the Company.
•Addition of a furnace to its ethylene production facility in Alberta, Canada, incrementally expanding capacity by approximately 130,000 metric tons. Dow will co-invest in the expansion with a regional customer, evenly sharing project costs and ethylene output, with the additional ethylene to be consumed by existing polyethylene manufacturing assets in the region. The expansion is expected to come online in the first half of 2021.

The Company's ambition includes becoming the most sustainable materials science company, with a strategy to advance the well-being of humanity by helping lead the transition to a sustainable planet and society. This includes lowering energy and greenhouse gas ("GHG") emissions and enabling a shift to a circular economy for plastics by focusing on resource efficiency and integrating recycled content and renewable feedstocks into its production processes. As part of that strategy, Dow announced the following:
•In 2020, Dow and waste-optimization specialist Avangard Innovative LP ("AI") announced that AI will supply post-consumer resin ("PCR") plastic film pellets to Dow, a significant addition to Dow’s plastic circularity portfolio. Dow will initially use the PCR pellets from AI to create linear low-density polyethylene and low-density polyethylene products.
•In 2020, Dow announced development and commercialization of a new formulated post-consumer plastic resin designed for collation shrink film applications in Asia Pacific and the U.S. & Canada. The new resin is designed with up to 40 percent PCR content and creates a film with performance comparable to those made with virgin resins, which expands Dow’s circular technology portfolio to help more customers and brands achieve their sustainability goals.

•In 2019, an agreement with the Fuenix Ecogy Group, based in Weert, The Netherlands, for the supply of pyrolysis oil feedstock, which is made from recycled plastic waste. The feedstock will be used to produce virgin polymers at Dow’s production facilities in Terneuzen, The Netherlands. In addition to increasing the Company's feedstock flexibility, this is an important step forward to increase feedstock recycling - the process of breaking down mixed waste plastics into their original form to manufacture new virgin polymers. The polymers produced from this pyrolysis oil will be identical to products produced from traditional feedstocks, and as such, they can be used in the same applications, including food packaging.
•In 2019, an agreement with UPM Biofuels, a producer of biofuels, for the supply and integration of wood-based UPM Bio Verno renewable naphtha - a key raw material used to develop plastics - into Dow's slate of raw materials, creating an alternative source for plastics production. Effectively increasing the Company's feedstock flexibility, the feedstock will be used to produce bio-based polyethylene at Dow's production facilities in Terneuzen, The Netherlands, for use in packaging applications such as food packaging, to reduce food waste.
•In 2019, the retrofit of one of its Louisiana steam crackers with Dow’s proprietary fluidized catalytic dehydrogenation ("FCDh") technology to produce on-purpose propylene. The FCDh technology retrofit further improves Dow’s ability to continue to source the most advantaged feedstocks, while also producing reliable and cost-efficient on-purpose propylene to supply its integrated derivative units in Louisiana. The technology reduces capital outlay by up to 25 percent and lowers energy usage and GHG emissions by up to 20 percent, thereby improving overall sustainability when compared with conventional propane dehydrogenation technologies. The project is expected to begin producing on-purpose propylene by the end of 2021.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, electronics, surfactants for cleaning and sanitization, infrastructure and oil and gas. The global scale and reach of these businesses, world-class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others.

Industrial Solutions
Industrial Solutions provides a broad portfolio of solutions that enable and improve the manufacture of consumer and industrial goods and services. The business’ solutions minimize friction and heat in mechanical processes; manage the oil and water interface; deliver ingredients for maximum effectiveness; facilitate dissolvability; enable product identification; and provide the foundational building blocks for the development of chemical technologies. The business supports manufacturers associated with a large variety of end-markets, notably coatings, detergents and cleaners, crop protection, pharmaceuticals, electronics, oil and gas, inks and textiles. The business is a leading producer of purified ethylene oxide.

Polyurethanes & Construction Chemicals
Polyurethanes & Construction Chemicals consists of three businesses: Polyurethanes, Chlor-Alkali & Vinyl (“CAV”) and Construction Chemicals (“DCC”). The Polyurethanes business is the world’s largest producer of propylene oxide, propylene glycol and polyether polyols, and a leading producer of aromatic isocyanates and fully formulated polyurethane systems for rigid, semi-rigid and flexible foams, and coatings, adhesives, sealants, elastomers and composites that serve energy efficiency, consumer comfort, industrial and enhanced mobility market sectors. The CAV business provides chlorine and caustic soda supply and markets caustic soda, a valuable co-product of the chlor-alkali manufacturing process, and ethylene dichloride and vinyl chloride monomer. The CAV business' assets are predominantly in Western Europe and largely produce materials for internal consumption. The DCC business provides cellulose ethers, redispersible latex powders, and acrylic emulsions used as key building blocks for differentiated building and construction materials across many market segments and applications ranging from roofing and flooring to gypsum-, cement-, concrete- and dispersion-based building materials.

Details on Industrial Intermediates & Infrastructures' 2020 net sales, by business and geographic region, are as follows:

Products
Major applications/market segments and products are listed below by business:

Business	Applications/Market Segments	Major Products	Key Raw Materials	Key Competitors
Industrial Solutions	Broad range of products for specialty applications, including pharmaceuticals, agriculture crop protection offerings, aircraft deicing, solvents for coatings, heat transfer fluids for concentrated solar power, construction, solvents for electronics processing, food preservation, fuel markers, industrial and institutional cleaning, infrastructure applications, lubricant additives, paper, transportation and utilities; products for energy markets including exploration, production, transmission, refining, mining and gas processing to optimize supply, improve efficiencies and manage emissions
Butyl glycol ethers, VERSENE™ Chelants, UCAR™ Deicing Fluids, ethanolamines, ethylene oxide ("EO"), ethyleneamines, UCON™ Fluids, DOWANOL™ glycol ethers, DOWTHERM™ Heat Transfer Fluids, higher glycols, isopropanolamines, low-VOC solvents, methoxypolyethylene glycol, methyl isobutyl, polyalkylene glycol, CARBOWAX™ SENTRY™
Polyethylene Glycol, TERGITOL™ and TRITON™ Surfactants, demulsifiers, drilling and completion fluids, heat transfer fluids, rheology modifiers, scale inhibitors, shale inhibitors, specialty amine solvents, surfactants, water clarifiers, frothing separating agents
			Ethylene, propylene	BASF, Eastman, Hexion, Huntsman, INEOS, LyondellBasell, SABIC, Sasol, Shell
Polyurethanes & Construction Chemicals	Aircraft deicing fluids; alumina, pulp and paper; appliances; automotive; bedding; building and construction; flooring; footwear; heat transfer fluids; hydraulic fluids; infrastructure; mobility; packaging; textiles and transportation; construction; caulks and sealants; cement-based tile adhesives; concrete solutions; elastomeric roof coatings; industrial non-wovens; plasters and renders; roof tiles and siding; sport grounds and tape joint compounds	Aniline, caustic soda, ethylene dichloride ("EDC"), methylene diphenyl diisocyanate (“MDI”), polyether polyols, propylene glycol ("PG"), propylene oxide ("PO"), polyurethane systems, toluene diisocyanate (“TDI”), vinyl chloride monomer ("VCM"), AQUASET™ Acrylic Thermosetting Resins, DOW™ Latex Powder, RHOPLEX™ and PRIMAL™ Acrylic Emulsion Polymers, WALOCEL™ Cellulose Ethers
			Aniline, benzene, carbon monoxide, caustic soda, cell effluent, cellulose, chlorine, electric power, ethylene, hydrogen peroxide, propylene, styrene	Arkema, Ashland, BASF, Covestro, Eastman, Huntsman, Wanhua

Joint Ventures
This segment includes a portion of the Company's share of the results of EQUATE, TKOC, Map Ta Phut and Sadara.

Current and Future Investments
The Company expects to make investments over the next several years to enhance competitiveness in the Company’s Polyurethanes & Construction Chemicals and Industrial Solutions businesses. The investments will include alkoxylation capacity expansions and finishing capabilities; investments to support growth in polyurethane systems; and efficiency improvements around the world.

PERFORMANCE MATERIALS & COATINGS
Performance Materials & Coatings includes industry-leading franchises that deliver a wide array of solutions into consumer and infrastructure end-markets. The segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. These businesses primarily utilize the Company's acrylics-, cellulosics- and silicone-based technology platforms to serve the needs of the architectural and industrial coatings; home care and personal care; consumer and electronics; mobility and transportation; industrial and chemical processing; and building and infrastructure end-markets. Both businesses employ materials science capabilities, global reach and unique products and technology to combine chemistry platforms to deliver differentiated offerings to customers.

Coatings & Performance Monomers
Coatings & Performance Monomers consists of two businesses: Coating Materials and Performance Monomers. The Coating Materials business makes critical ingredients and additives that help advance the performance of paints and coatings. The business offers innovative and sustainable products to accelerate paint and coatings performance across diverse market segments, including architectural paints and coatings, as well as industrial coatings applications used in maintenance and protective industries, wood, metal packaging, traffic markings, thermal paper and leather. These products enhance coatings by improving hiding and coverage characteristics, enhancing durability against nature and the elements, lowering or eliminating volatile organic compounds (“VOC”) content, reducing maintenance and improving ease of application. The Performance Monomers business manufactures acrylics-based building blocks needed for the production of coatings, textiles, adhesives and home and personal care products.

Consumer Solutions
Consumer Solutions consists of three businesses: Performance Silicones, Home & Personal Care and Silicone Feedstocks & Intermediates. Performance Silicones offers a portfolio of innovative, versatile silicone-based technology to provide ingredients and solutions to customers for addressing megatrends, including globalization, urbanization, sustainability and digitalization. The business serves customers in several global markets with strong growth opportunities, including: building and infrastructure; consumer and electronics; industrial and chemical processing; and mobility and transportation. Dow’s wide array of silicone-based products and solutions enables customers to: increase the appeal of their products; extend shelf life; improve performance of products under a wider range of conditions; and provide a more sustainable offering. The Home & Personal Care business collaborates closely with global and regional brand owners to deliver innovative solutions, leveraging acrylics, cellulosics and silicone technology platforms for creating new and unrivaled consumer benefits and experiences in cleaning, laundry and skin and hair care applications, among others. Silicone Feedstocks & Intermediates provides standalone silicone materials that are used as intermediates in a wide range of applications including adhesion promoters, coupling agents, crosslinking agents, dispersing agents and surface modifiers.

Details on Performance Materials & Coatings' 2020 net sales, by business and geographic region, are as follows:

Products
Major applications/market segments and products are listed below by business:

Business	Applications/Market Segments	Major Products	Key Raw Materials	Key Competitors
Coatings & Performance Monomers	Acrylic binders for architectural paints and coatings, industrial coatings and paper; adhesives; dispersants; impact modifiers; inks and paints; opacifiers and surfactants for both architectural and industrial applications; plastics additives; processing aids; protective and functional coatings; rheology modifiers
		ACOUSTICRYL™ Liquid-Applied Sound Damping Technology; acrylates; ACRYSOL™ Rheology Modifiers; AVANSE™ Acrylic Binders; EVOQUE™ Pre-Composite Polymer; foam cell promoters; FORMASHIELD™ Acrylic Binder; high-quality impact modifiers; MAINCOTE™ Acrylic Epoxy Hybrid; methacrylates; processing aids; RHOPLEX™ Acrylic Resin; TAMOL™ Dispersants; vinyl acetate monomers; weatherable acrylic capstock compounds for thermoplastic and thermosetting materials	Acetic acid, acetone, acrylic acid, butyl acrylate, methyl methacrylate, propylene, styrene	Arkema, BASF, Celanese, Evonik, LyondellBasell, Wacker Chemie
Consumer Solutions	Personal care, color cosmetics, baby care, home care and specialty applications with a key focus on hair care, skin care, sun care, cleansing, as well as fabric, dish, floor, hard surface and air care applications; commercial glazing; electrical and high-voltage insulation; lamp and luminaire modules assembly; mobility; oil and gas; paints and inks; release liners, specialty films and tapes; sporting goods; 3D printing
Adhesives and sealants; antifoams and surfactants; coatings and controlled release; coupling agents and crosslinkers; IMAGIN3D™ Printing Technology; fluids, emulsions and dispersions; formulating and processing aids; granulation and binders; oils; polymers and emollients; opacifiers; reagents; resins, gels and powders; rheology modifiers; rubber; solubility enhancers; aerospace composites; surfactants and solvents; SILASTIC™ Silicone Elastomers; DOWSIL™ Silicone Products; SYL-OFF™ Silicone Release Coatings; AMPLIFY™ Si PE 1000 Polymer System
			Hydrochloric acid, methanol, platinum, silica, silicon metal	Elkem, Momentive, Shin-Etsu, Wacker Chemie

Current and Future Investments
The Company continues to make incremental investments in low-capital, high-return projects in the silicones franchise to further enhance competitiveness. Investments include both debottleneck and efficiency projects across its global footprint, including expansion of silicone polymers, as well as investments in high-performance sealants.

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

The Company purchases raw materials on both short- and long-term contracts. The Company had adequate supplies of raw materials in 2020 and expects to continue to have adequate supplies of raw materials in 2021.

INDUSTRY SEGMENTS AND GEOGRAPHIC REGION RESULTS
See Note 26 to the Consolidated Financial Statements for information regarding net sales, pro forma net sales, Operating EBIT, pro forma Operating EBIT and total assets by segment, as well as net sales and long-lived assets by geographic region.

SIGNIFICANT CUSTOMERS AND PRODUCTS
All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors. In 2020, no significant portion of the Company's sales was dependent upon a single customer.

PATENTS, LICENSES AND TRADEMARKS
The Company continually applies for and obtains U.S. and foreign patents and has a substantial number of pending patent applications throughout the world. At December 31, 2020, the Company owned approximately 3,500 active U.S. patents and 18,900 active foreign patents as follows:

Remaining Life of Patents Owned at Dec 31, 2020	United States	Rest of World
Within 5 years	800	3,400
6 to 10 years	1,000	6,500
11 to 15 years	1,500	8,400
16 to 20 years	200	600
Total	3,500	18,900

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

PRINCIPAL PARTLY OWNED COMPANIES
The Company’s principal nonconsolidated affiliates at December 31, 2020, including direct and indirect ownership interest for each, are listed below:

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
1.The Company's effective ownership of Map Ta Phut is 32.77 percent, of which the Company directly owns 20.27 percent and indirectly owns 12.5 percent through its equity interest in Siam Polyethylene Company Limited.
2.The Company is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company's established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee.

See Note 12 to the Consolidated Financial Statements for additional information regarding nonconsolidated affiliates.

PROTECTION OF THE ENVIRONMENT
Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 16 to the Consolidated Financial Statements. In addition, detailed information on the Company's performance regarding environmental matters and goals is accessible through the Science & Sustainability webpage at www.dow.com/sustainability. Dow's website and its content are not deemed incorporated by reference into this report.

HUMAN CAPITAL
Dow’s ambition – to be the most innovative, customer-centric, inclusive and sustainable materials science company - starts with people. Dow employees create innovative and sustainable materials science solutions to advance the world. Every answer starts with asking the right questions. This is why the diverse, dedicated Dow team collaborates with customers and other stakeholders to find solutions to the world's toughest challenges. The Company's values of Respect for People, Integrity and Protecting Our Planet are fundamental beliefs that are ingrained in each action taken, can never be compromised and are the foundation of the Company's Code of Conduct.

The Company is dedicated to employee health and safety, and is invested in fostering a culture of inclusion and continuous learning to ensure all Dow employees are respected, valued and encouraged to make their fullest contribution.

Safety, Employee Health and Well-Being
A commitment to safety and employee health is engrained in Dow’s culture and central to how the Dow team works. Dow uses a comprehensive, integrated operating discipline management system that includes policies, requirements, best practices and procedures associated with health and safety. In 2020, the Company achieved an Occupational Safety and Health Administration ("OSHA") Total Recordable Injury and Illness Rate of 0.12, based upon the number of incidents per 200,000 work hours for employees and contractors globally. This measure, along with a consistent set of globally applied, as well as locally defined, leading indicators of safety performance, are cornerstones of Dow's worker protection program. The Company maintains a robust, globally tracked near-miss program for situations that did not result in an injury, but could have been high consequence had circumstances been slightly different. This data is reviewed regularly by management and the Environment, Health, Safety & Technology Committee of the Dow Inc. Board of Directors ("Board"), is visible to all employees and is built into digital dashboards that include actual injury information for every Dow location around the world.

As part of the Company’s total worker health strategy, employees have access to occupational health services at no cost through on-site, Company-managed clinics at its manufacturing locations or an offsite provider overseen by Dow Occupational Health. In addition to access for occupational health needs, the Company also maintains a comprehensive wellness program, recognizing the value of good physical as well as mental health to employees, families and communities. In 2020, the Company also initiated an offering of psychological safety training sessions to employees.

Dow maintains active Crisis Management Teams at the corporate level and in each region where the Company operates to ensure appropriate plans are in place in the event of natural disasters or other emergencies, and currently in response to the coronavirus disease 2019 ("COVID-19") pandemic. For additional information on the Company’s response to the COVID-19 pandemic, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Inclusion & Diversity
At Dow, inclusion and diversity (“I&D”) is a business imperative evidenced by inclusion serving as a core pillar of the Company's ambition statement. A strategic and intentional focus on I&D not only enhances the employee experience and satisfaction, but it also supports innovation, customer experience and understanding of the communities the Company serves. In 2020, Dow ranked #22 in the DiversityInc Top 50 Companies for Diversity.

Dow's strategic I&D efforts are directed by its Chief Inclusion Officer and Office of Inclusion, which supports implementation throughout Dow’s businesses, functions and regions. Three Inclusion Councils drive the I&D strategy from the top of the Company down and across the enterprise:
•The President’s Inclusion Council defines and supports the mandate from the top.
•A Senior Leaders’ Inclusion Council influences change through senior and mid-level business, geographic and functional leaders.
•A Joint Inclusion Council proactively engages with Dow’s Employee Resource Groups ("ERGs") to ensure employee engagement at all levels.

Dow’s 10 ERGs are representative of the Company’s diverse workforce and help foster an inclusive workplace. Dow’s ERGs are organized around historically underrepresented groups including women, people of color, LGBTQ+ individuals, people with disabilities and veterans, as well as groups both for professionals who are new to the Company and those who are later in their careers. Senior leaders serve as executive sponsors for each ERG. In 2020, 49 percent of Dow’s workforce and 98 percent of Dow leaders participated in at least one ERG.

I&D metrics, including ERG participation, global representation of women and U.S. minority representation in the United States, are published internally on a quarterly basis, are embedded in the same scorecard where Dow’s financial and safety results are measured and are directly connected to leaders’ annual performance and compensation. This data is reviewed regularly by management and with the Compensation and Leadership Development Committee of the Board.

Employee Engagement, Learning and Development
Throughout an employee’s career, the Company supports development through a blend of learning approaches including in-person and virtual trainings, digital learning platforms, on-the-job training and a series of leadership development programs. Annually, all employees have the opportunity to provide feedback on employee experience and offer insights into how to improve Dow’s working culture through a global employee opinion survey. A key component of the survey is an opportunity for employees to provide feedback on the effectiveness of their direct leader. In 2020, 74 percent of employees responded to the annual survey. The feedback received through this annual survey and additional quarterly checkpoint surveys is used to drive actions to improve the overall Dow experience for employees across the Company, as well as to support continuous improvement in leader effectiveness.

At December 31, 2020, the Company permanently employed approximately 35,700 people on a full-time basis.

*
U.S. Minority includes employees who self-identify as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or other Pacific Islander, or two or more races. Employees who self-identify as White are considered U.S. Non-Minority.

Additional information regarding Dow’s human capital measures can be found in the Company's annual Sustainability Report, accessible through the Science & Sustainability webpage at www.dow.com/sustainability, as well as Dow's annual Shine Inclusion Report and the U.S. Equal Employment Opportunity Report (EEO-1), accessible through the Inclusion & Diversity webpage at www.dow.com/diversity. Dow’s website and its contents are not deemed incorporated by reference into this report.

OTHER ACTIVITIES
The Company engages in property and casualty insurance and reinsurance primarily through its Liana Limited subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is information related to the Company's executive officers as of February 5, 2021:

Name, Age	Present Position with Registrant	Year Elected as Executive Officer of Dow Inc.	Other Business Experience since January 1, 2016
Jack Broodo, 62	President, Feedstocks & Energy	2020	Dow Inc.: President, Feedstocks & Energy since February 2020; Business President, Feedstocks & Energy from April 2019 to February 2020.

			TDCC: President, Feedstocks & Energy since February 2020; Business President, Feedstocks & Energy from February 2016 to February 2020. Vice President, Investor Relations from November 2014 to January 2016.
Karen S. Carter, 50	Chief Human Resources Officer and Chief Inclusion Officer	2019	Dow Inc.: Chief Human Resources Officer and Chief Inclusion Officer since April 2019.

			TDCC: Chief Human Resources Officer since October 2018; Chief Inclusion Officer since July 2017; North America Commercial Vice President, Dow Packaging and Specialty Plastics from February 2016 to July 2017; Global Business Director, Low Density & Slurry Polyethylene, Packaging & Specialty Plastics from April 2015 to January 2016.
Diego Donoso, 53	President, Packaging & Specialty Plastics	2020
Dow Inc.: President, Packaging & Specialty Plastics since February 2020; Business President, Packaging & Specialty Plastics from April 2019 to February 2020.

TDCC: President, Packaging & Specialty Plastics since February 2020; Business President, Packaging & Specialty Plastics from August 2012 to February 2020.

Ronald C. Edmonds, 63	Controller and Vice President of Controllers and Tax	2019	Dow Inc.: Controller and Vice President of Controllers and Tax since April 2019. TDCC: Controller and Vice President since November 2009; Vice President of Tax since January 2016.
Jim Fitterling, 59	Chairman and Chief Executive Officer	2018	Dow Inc.: Chairman since April 2020; Chief Executive Officer since August 2018.

			TDCC: Chairman since April 2020; Chief Executive Officer since July 2018; President and Chief Operating Officer from February 2016 to July 2018; Vice Chairman and Chief Operating Officer from October 2015 to February 2016.
Mauro Gregorio, 58	President, Performance Materials & Coatings	2020	Dow Inc.: President, Performance Materials & Coatings since February 2020; Business President, Performance Materials & Coatings from April 2019 to February 2020.

			TDCC: President, Performance Materials & Coatings since February 2020; Business President, Consumer Solutions from January 2016 to February 2020.
Jane M. Palmieri, 51	President, Industrial Intermediates & Infrastructure	2020	Dow Inc.: President, Industrial Intermediates & Infrastructure since February 2020; Business President, Polyurethanes and Chlor-Alkali & Vinyl from April 2019 to February 2020.

			TDCC: President, Industrial Intermediates & Infrastructure since February 2020; Business President, Polyurethanes and Chlor-Alkali & Vinyl from April 2018 to February 2020; Business President, Polyurethanes and Chlor-Alkali from October 2016 to April 2018; Business President, Building and Construction from June 2013 to April 2018.
John M. Sampson, 60	Senior Vice President, Operations, Manufacturing & Engineering	2021	Dow Inc.: Senior Vice President, Operations, Manufacturing & Engineering since October 2020.

			Olin Corporation: Executive Vice President, Business Operations from April 2019 to September 2020; Vice President, Business Operations from October 2015 to April 2019.
A. N. Sreeram, 53	Senior Vice President of Research & Development and Chief Technology Officer	2019
Dow Inc.: Senior Vice President of Research & Development and Chief Technology Officer since April 2019.

TDCC: Chief Technology Officer since October 2015; Senior Vice President of Research & Development since August 2013.

Howard Ungerleider, 52	President and Chief Financial Officer	2018	Dow Inc.: President and Chief Financial Officer since August 2018. TDCC: Chief Financial Officer since October 2014; President since July 2018; Vice Chairman from October 2015 to July 2018.
Amy E. Wilson, 50	General Counsel and Corporate Secretary	2018
Dow Inc.: General Counsel and Corporate Secretary since April 2019; Secretary from August 2018 to April 2019.

TDCC: General Counsel since October 2018; Corporate Secretary since February 2015; Associate General Counsel from April 2017 to September 2018; Assistant General Counsel from February 2015 to April 2017; Director of the Office of the Corporate Secretary from August 2013 to October 2018.

ITEM 1A. RISK FACTORS
The factors described below represent the Company's principal risks.

COVID-19 PANDEMIC - RELATED RISKS
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
The pandemic caused by COVID-19 has impacted all geographic regions where Dow products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the COVID-19 pandemic, coupled with oil price fluctuations due in part to the global spread of COVID-19 and the continued increase in global cases, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic in key geographic regions and end-markets cannot be reasonably estimated at this time, impacts to the Company include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for certain Company products; price declines; reduced profitability; supply chain disruptions impeding the Company’s ability to ship and/or receive product; temporary idling or permanent closure of select manufacturing facilities and/or manufacturing assets; asset impairment charges; interruptions or limitations to manufacturing operations imposed by local, state or federal governments; reduced market liquidity and increased borrowing costs; workforce absenteeism and distraction; labor shortages; customer credit concerns; increased cyber security risk and data accessibility disruptions due to remote working arrangements; workforce reductions and fluctuations in foreign currency markets. Additional risks may include, but are not limited to: shortages of key raw materials; potential impairment in the carrying value of goodwill; additional asset impairment charges; increased obligations related to the Company’s pension and other postretirement benefit plans; and tax valuation allowances. Business disruptions and market volatility resulting from the COVID-19 pandemic have had and could continue to have a substantial negative impact on the Company’s results of operations, financial condition and cash flows. The adverse impact of the COVID-19 pandemic on the Company may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

MACROECONOMIC RISKS
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

Economic conditions around the world, and in certain industries in which the Company does business, also impact sales price and volume. As a result, market uncertainty or an economic downturn driven by political tensions, war, terrorism, epidemics, pandemics or political instability in the geographic regions or industries in which the Company sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on the Company’s results of operations.

In addition, volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on the Company’s results of operations. The Company’s global business operations also give rise to market risk exposure related to changes in foreign currency exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks, the Company enters into hedging transactions pursuant to established guidelines and policies. If the Company fails to effectively manage such risks, it could have a negative impact on its results of operations.

Pension and Other Postretirement Benefits: Increased obligations and expenses related to the Company's defined benefit pension plans and other postretirement benefit plans could negatively impact its financial condition and results of operations.
The Company has defined benefit pension plans and other postretirement benefit plans (the “plans”) in the United States and a number of other countries. The assets of the Company's funded plans are primarily invested in fixed income securities, equity securities of U.S. and foreign issuers and alternative investments, including investments in real estate, private equity and absolute return strategies. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and the rate of increase in compensation levels may affect the funded status of the Company's plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in the Company's obligations or future funding requirements could have a negative impact on the Company's results of operations and cash flows for a particular period and on the Company's financial condition.

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

LEGAL AND REGULATORY RISKS
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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In addition, the Company may have costs related to environmental remediation and restoration obligations associated with past and current sites as well as related to its past or current waste disposal practices or other hazardous materials handling. Although management will estimate and accrue liabilities for these obligations, it is reasonably possible that the Company’s ultimate cost with respect to these matters could be significantly higher, which could negatively impact the Company’s financial condition and results of operations. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities. For additional information, see Part II, Item 7. Other Matters, Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Certain of the claims and lawsuits facing the Company purport to be class actions and seek damages in very large amounts. All such claims are contested. With the exception of the possible effect of the asbestos-related liability of Union Carbide Corporation (“Union Carbide”) and Chapter 11 related matters of Dow Silicones Corporation ("Dow Silicones") as described below, it is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the Company’s consolidated financial statements.

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. At December 31, 2020, Union Carbide's total asbestos-related liability, including future defense and processing costs, was $1,098 million ($1,165 million at December 31, 2019).

In 1995, Dow Silicones, a former 50:50 joint venture, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Silicones emerged from the Chapter 11 Proceeding on June 1, 2004, and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding. Dow Silicones’ liability for breast implant and other product liability claims was $160 million at December 31, 2020 ($165 million at December 31, 2019). See Note 16 to the Consolidated Financial Statements for additional information on litigation matters.

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

OPERATIONAL AND STRATEGIC RISKS
Company Strategy: Implementing certain elements of the Company's strategy could negatively impact its financial results.
The Company currently has manufacturing operations, sales and marketing activities, and joint ventures in emerging geographic regions. Activities in these geographic regions are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; expropriation, military actions, war, terrorism and political instability; sabotage; uninsurable risks; suppliers not performing as expected resulting in increased risk of extended project timelines; and determining raw material supply and other details regarding product movement. If the manufacturing operations, sales and marketing activities, and/or implementation of these projects is not successful, it could adversely affect the Company’s financial condition, cash flows and results of operations.

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
At least annually, the Company assesses goodwill for impairment. If testing indicates that goodwill is impaired, the carrying value is written down based on fair value with a charge against earnings. Where the Company utilizes a discounted cash flow methodology in determining fair value, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company's results of operations. See Note 13 to the Consolidated Financial Statements for additional information regarding the Company's goodwill impairment testing.

Operational Event: A significant operational event could negatively impact the Company's results of operations.
As a diversified chemical manufacturing company, the Company's operations, the transportation of products, cyber-attacks, pandemics and other public health-related events or severe weather conditions and other natural phenomena (such as freezing, drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company's results of operations.

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

The Company has a number of investments on the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") derived from shale gas including: the St. Charles Operations ("SCO-2") ethylene production facility, which commenced operations in December 2012; an on-purpose propylene production facility, which commenced operations in December 2015; an ethylene production facility in Plaquemine, Louisiana, which included expanding the facility’s ethylene production capacity and modifications to enable full ethane cracking flexibility; completion of a new integrated world-scale ethylene production facility and a new ELITE™ Enhanced Polyethylene production facility, both located in Freeport, Texas, in 2017, and a capacity expansion project which brought the facility’s total ethylene capacity to 2,000 kilotonnes per annum in 2020; and, the Company commenced operations in 2018 on its new LDPE production facility and its new NORDEL™ Metallocene EPDM production facility, both located in Plaquemine, Louisiana. As a result of these investments, the Company’s exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane- and propane-based feedstocks.

While the Company expects abundant and cost-advantaged supplies of NGLs in the United States to persist for the foreseeable future, if NGLs become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Company’s results of operations and future investments. Also, if the Company’s key suppliers of feedstock and energy are unable to provide the raw materials required for production, it could have a negative impact on the Company’s results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company's corporate headquarters are located in Midland, Michigan. The Company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively, the Company operates 106 manufacturing sites in 31 countries. The following table includes the major manufacturing sites by operating segment, including consolidated variable interest entities:

Major Manufacturing Sites by Segment	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings
Location
Bahia Blanca, Argentina	X
Candeias, Brazil		X
Canada:
Fort Saskatchewan, Alberta	X
Prentiss, Alberta	X
Zhangjiagang, China	X	X	X
Germany:
Boehlen	X	X	X
Leuna	X
Schkopau	X	X
Stade		X
Terneuzen, The Netherlands	X	X
Tarragona, Spain	X	X
Map Ta Phut, Thailand	X	X	X
Barry, United Kingdom			X
United States:
Carrollton, Kentucky			X
Hahnville, Louisiana	X	X	X
Plaquemine, Louisiana	X	X
Midland, Michigan			X
Deer Park, Texas		X	X
Freeport, Texas	X	X	X
Orange, Texas	X
Seadrift, Texas	X	X

Including the major manufacturing sites, the Company has manufacturing sites and holdings in all geographic regions as follows:

Manufacturing Sites by Region
Asia Pacific	19 manufacturing sites in 10 countries
EMEAI [1]	37 manufacturing sites in 15 countries
Latin America	15 manufacturing sites in 4 countries
U.S. & Canada	35 manufacturing sites in 2 countries
1.Europe, Middle East, Africa and India.

Properties of the Company include facilities which, in the opinion of management, are suitable and adequate for their use and will have sufficient capacity for the Company’s current needs and expected near-term growth. All of the Company’s plants are owned or leased, subject to certain easements of other persons which, in the opinion of management, do not substantially interfere with the continued use of such properties or materially affect their value. No title examination of the properties has been made for the purpose of this report. Additional information with respect to the Company's property, plant and equipment and leases is contained in Notes 11, 15 and 17 to the Consolidated Financial Statements.

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

For additional information, see Part II, Item 7. Other Matters, Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 16 to the Consolidated Financial Statements.

Environmental Proceedings
On July 5, 2018, the Company received a draft consent decree from the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Justice ("DOJ") and the Louisiana Department of Environmental Quality, relating to the operation of steam-assisted flares at the Company’s olefins manufacturing facilities in Freeport, Texas; Plaquemine, Louisiana; and St. Charles, Louisiana. On June 2, 2020, the EPA and the DOJ added Performance Materials NA, Inc., a wholly owned subsidiary of the Company, as an additional signatory to the existing draft consent decree based on the operation of steam-assisted flares at the Sabine olefins manufacturing facility in Orange, Texas (the "Orange, TX Facility"). Performance Materials NA, Inc. acquired the Orange, TX Facility in February 2019 and became a subsidiary of the Company in April 2019. On January 19, 2021, a proposed final consent decree was filed in the U.S. District Court for the Eastern District of Louisiana to address these matters. Notice of the consent decree was published in the Federal Register on January 28, 2021 and public comments are required to be submitted within 30 days of that publication. The consent decree would require the Company to pay a $3 million civil penalty and $424,786 to specified local projects in Louisiana. The consent decree would further require the Company to install and operate additional air pollution control and monitoring technology on these steam-assisted flares at an estimated cost of approximately $294 million, to be completed over the next several years.

On August 27, 2019, the EPA, DOJ, Texas Environmental Quality Board, and Texas Office of the Attorney General (the “Government Agencies”) added Performance Materials NA, Inc., a wholly owned subsidiary of the Company, as an additional signatory to an existing draft consent decree relating to alleged environmental violations at the Orange, TX Facility. Performance Materials NA, Inc. acquired the Orange, TX Facility in February 2019 and became a subsidiary of the Company in April 2019. The alleged violations were first identified during multimedia environmental inspections that the EPA conducted at the Orange, TX Facility while under prior ownership in March 2009 and December 2015, and involve the management of materials in the Orange, TX Facility’s wastewater treatment system, hazardous waste management, and air emissions, including leak detection and repair. Discussions are ongoing between the Government Agencies, the Company, and the Orange, TX Facility’s prior owner, who is the other named signatory.

On November 8, 2019, a proposed consent decree was filed in the U.S. District Court for the Eastern District of Michigan, Civil Action No. 1:19-cv-13292 between the Company and federal, state and tribal trustees to resolve allegations of natural resource damages arising from the historic operations of the Company’s Midland, Michigan, manufacturing facility. On November 14, 2019, a Notice of Lodging and Notice of Availability and Request for Comments on Draft Restoration Plan/Environmental Assessment was published in the Federal Register. The DOJ filed a Joint Motion for Entry of the Consent Decree on May 8, 2020, which was granted and entered as a final order on July 20, 2020. The consent decree required the Company to pay a $15 million cash settlement to be used for trustee-selected remediation projects and $6.75 million to specified local projects managed by third parties. These funds were paid in December 2020. The consent decree further requires the Company to complete 13 additional environmental restoration projects which are valued by the trustees at approximately $77 million, to be conducted over the next several years.

On December 18, 2020, Dow and several other parties received a complaint and proposed consent decree from the EPA relating to environmental contamination at the Gulfco Marine Maintenance Superfund Site in Freeport, Texas. The proposed consent decree includes a requirement for three defendants to make a collective payment of $1.2 million for EPA’s past response costs as well as an obligation to conduct certain response actions at the site. The proposed consent decree was submitted for notice and a 30-day public comment period on December 29, 2020.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Company’s Board of Directors. Quarterly market price of common stock and dividend information can be found in Note 27 to the Consolidated Financial Statements.

At January 31, 2021, there were 78,276 stockholders of record.

See Part III, Item 11. Executive Compensation for information relating to shares authorized for issuance under Dow Inc.'s equity compensation plans.

The Company grants stock-based compensation to employees and non-employee directors in the form of stock incentive plans, which include stock options, restricted stock units and restricted stock. The Company also provides stock-based compensation in the form of performance stock units. See Note 21 to the Consolidated Financial Statements for additional information.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended December 31, 2020:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
October 2020	—	$—	—	$2,375
November 2020	—	$—	—	$2,375
December 2020	—	$—	—	$2,375
Fourth quarter 2020	—	$—	—	$2,375
1.On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data - Dow Inc.
In millions, except as noted (Unaudited)	2020	2019	2018	2017	2016
Summary of Operations
Net sales	$38,542	$42,951	$49,604	$43,730	$36,264
Income (loss) from continuing operations, net of tax [1]	$1,294	$(1,717)	$2,940	$(1,287)	$1,478
Per share of common stock (in dollars):
Earnings (loss) per common share from continuing operations - basic [1]	$1.64	$(2.42)	$3.80	$(1.88)	$1.57
Earnings (loss) per common share from continuing operations - diluted [1]	$1.64	$(2.42)	$3.80	$(1.88)	$1.55
Cash dividends declared per share of common stock [2]	$2.80	$2.10	$—	$1.38	$1.84
Year-end Financial Position
Total assets	$61,470	$60,524	$83,699	$85,852	$79,511
Long-term debt	$16,491	$15,975	$19,253	$19,757	$20,444

Financial Ratios
Research and development expenses as percent of net sales	2.0%	1.8%	1.6%	1.8%	2.1%
Income (loss) from continuing operations before income taxes as percent of net sales [1]	5.4%	(2.9)%	7.6%	0.5%	3.5%
Return on stockholders' equity [1]	9.9%	(10.0)%	14.3%	1.5%	15.3%
Gross debt as a percent of total capitalization	56.8%	54.7%	37.2%	39.1%	43.9%
Net debt as a percent of total capitalization	47.9%	50.9%	33.7%	31.1%	35.1%

Selected Financial Data - TDCC
In millions, except as noted (Unaudited)	2020	2019	2018	2017	2016
Summary of Operations
Net sales	$38,542	$42,951	$49,604	$43,730	$36,264
Income (loss) from continuing operations, net of tax [1]	$1,304	$(1,595)	$2,940	$(1,287)	$1,478
Year-end Financial Position
Total assets	$61,345	$60,390	$83,699	$85,852	$79,511
Long-term debt	$16,491	$15,975	$19,253	$19,757	$20,444

Financial Ratios
Research and development expenses as percent of net sales	2.0%	1.8%	1.6%	1.8%	2.1%
Income (loss) from continuing operations before income taxes as percent of net sales [1]	5.4%	(2.6)%	7.6%	0.5%	3.5%
Return on stockholders' equity [1]	9.5%	(8.6)%	14.3%	1.5%	15.3%
Gross debt as a percent of total capitalization	55.8%	53.3%	37.2%	39.1%	43.9%
Net debt as a percent of total capitalization	46.8%	49.6%	33.7%	31.1%	35.1%
1.See Notes 3, 5, 6, 7, 8, 12, 13, 15 and 16 to the Consolidated Financial Statements for information on items materially impacting the results for the years ended December 31, 2020, 2019 and 2018, including the effects of the U.S. Tax Cuts and Jobs Act, enacted on December 22, 2017; Swiss tax reform; loss on early redemption of debt; integration and separation costs; charges related to restructuring programs; goodwill impairment and other asset related charges (including charges related to Sadara Chemical Company); a charge related to environmental remediation; litigation related charges, awards and adjustments; charges associated with agreements entered into with DuPont and Corteva as part of the separation from DowDuPont; adjustments to the warranty accrual of an exited business; and net gains on divestitures and asset sales.
2.Amounts shown for 2020 and 2019 represent dividends declared by Dow Inc. Amounts shown for 2017 and 2016 represent cash dividends declared by TDCC prior to the Merger. Subsequent to the Merger, TDCC has no common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") completed the separation of its materials science business and Dow Inc. became the direct parent company of The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the “Company”), owning all of the outstanding common shares of TDCC. For filings related to the period commencing April 1, 2019 and thereafter, TDCC was deemed the predecessor to Dow Inc., and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and considering that the financial statements and disclosures of each company are substantially similar, the companies are filing a combined report for this Annual Report on Form 10-K. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted.

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

As of the effective date and time of the distribution, DowDuPont did not beneficially own any equity interest in Dow and no longer consolidated Dow and its consolidated subsidiaries into its financial results. The consolidated financial results of Dow for all periods presented reflect the distribution of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) as discontinued operations, as well as reflect the receipt of Historical DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”) as a common control transaction from the closing of the Merger on August 31, 2017 ("Merger Date"). See Note 3 to the Consolidated Financial Statements and Dow Inc.'s Amendment No. 4 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission ("SEC") on March 8, 2019 for additional information.

Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Except as otherwise indicated by the context, the terms "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company, and "Dow Silicones" means Dow Silicones Corporation, a wholly owned subsidiary of the Company.

Items Affecting Comparability of Financial Results
As a result of the separation from DowDuPont, pro forma net sales and pro forma Operating EBIT for the years ended December 31, 2019 and 2018 are provided in this section and based on the consolidated financial statements of TDCC, adjusted to give effect to the separation from DowDuPont as if it had been consummated on January 1, 2017. Pro forma adjustments include (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva, Inc. ("Corteva") in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont, and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs). These adjustments impacted the consolidated results as well as the reportable segments. See Note 26 to the Consolidated Financial Statements for a summary of the pro forma adjustments impacting segment measures for the years ended December 31, 2019 and 2018.

STATEMENT ON COVID-19 AND OIL PRICE VOLATILITY
Overview of Dow’s Response to COVID-19
The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where Dow products are produced and sold. Financial markets were volatile towards the end of the first quarter and early in the second quarter of 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic, coupled with fluctuations in crude oil prices due in part to the global spread of COVID-19. As the second quarter progressed, crude oil prices increased, driven by improved supply and demand fundamentals, which continued into the second half of 2020. Financial markets also continued a gradual and uneven recovery in the second half of 2020.

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

In the second quarter of 2020, the CMTs initiated implementation of the Company’s comprehensive Return to Workplace ("RTW") plan that is tailored for each site and includes several health and safety measures to be followed in a gradual and phased approach. Employees in Europe, Middle East, Africa, and India ("EMEAI") and Asia Pacific returned to the workplace throughout the third quarter of 2020. In the fourth quarter of 2020, many EMEAI sites once again reduced on-site workforce in accordance with governmental regulations. A significant number of employees in the U.S. & Canada and Latin America continue to work remotely as the Company monitors the pandemic evolution, awaiting acceptable and safe levels to implement its RTW phases. If ongoing mitigation efforts are successful, sites in the U.S. & Canada expect to implement additional RTW phases in the first and second quarters of 2021 and Latin America anticipates RTW during the second quarter of 2021. At the time of this filing, approximately half of Dow’s global workforce is working remotely. The Company continues to encourage its workforce to practice safe behaviors in the workplace and while away from work to help prevent community spread of COVID-19.

Dow’s materials science expertise and production capabilities are used to develop some of the most vital hygiene and medical products and technologies to fight the COVID-19 pandemic, such as disinfectants, sanitizers, cleansers, plastics used in the production of disposable personal protective equipment for medical professionals, and memory foam for hospital beds. The Company has continued to look for ways to contribute time, talent and materials science expertise to help fight and combat the pandemic while creating some new opportunities for innovation and business. Dow’s contributions to fight the COVID-19 pandemic included the following:
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
•The Company and The Dow Company Foundation committed $4 million to aid COVID-19 relief efforts, with donations going towards global relief organizations, as well as non-profits in communities where Dow operates.

During this public health crisis, the Company is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining the safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, the Company’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize in 2021. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

The Company continues to maintain a strong financial position and build further liquidity in the midst of the economic recession triggered by the COVID-19 pandemic. The Company started 2020 with significant committed liquidity facilities. As markets became more volatile and uncertain during the first quarter of 2020, the Company took proactive measures to further bolster liquidity by drawing down certain uncommitted credit facilities, which were subsequently repaid in the second quarter of 2020, and partially monetizing investments in company-owned life insurance policies, which were fully repaid in the fourth quarter of 2020. At December 31, 2020, the Company had cash and committed and available forms of liquidity of $14.6 billion. The Company also has no substantive long-term debt maturities until the second half of 2024.

The Company took proactive actions to electively focus on cash and maintain financial strength with a continued emphasis on safe, reliable operations and disciplined capital allocation. These actions included:
•Further reduced the 2020 capital expenditures to $1.25 billion.
•Decreased operating expenses by $500 million through structural cost improvements.
•Unlocked nearly $500 million in structural improvements in working capital.
•Temporarily suspended share repurchases.
•Delayed planned maintenance turnaround spending, where appropriate, without compromising safety or the ability to serve customer needs.
•Temporarily idled select manufacturing facilities to balance production to demand across markets more severely affected by restrained economic activity. This included the idling of three polyethylene production units and two elastomers units; running Dow's polyurethanes assets, including propylene oxide and methylene diphenyl diisocyanate, at reduced operating rates; reducing siloxanes operating rates globally and extending a planned maintenance turnaround at a silicones production unit in Zhangjiagang, China. All of these assets returned to more normalized operating rates in the third quarter of 2020.
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

Review of 2020 Financial Impacts from COVID-19
Net sales were $38.5 billion in 2020, down 10 percent from net sales of $43.0 billion in 2019, as the COVID-19 pandemic disrupted the global economy and supply and demand fundamentals. The most significant impacts from the pandemic occurred in the first half of the year, with a gradual yet uneven recovery taking hold as the second half of the year progressed.

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

Local price declined in the first and second quarters of 2020, largely impacted by lower global energy prices. In March and April 2020, crude oil prices declined significantly, due in part to the COVID-19 pandemic, coupled with increased supply from oil producers. Crude oil prices increased in the latter half of the second quarter as supply and demand fundamentals improved, driving higher feedstock costs, which proved beneficial to product prices and margins in the third and fourth quarters of 2020.

In the third quarter of 2020, net sales increased 16 percent compared with the second quarter of 2020, due to increasing demand and higher local prices. Sales increased sequentially in all operating segments and geographic regions, reflecting improved demand trends in furniture and bedding, appliances, packaging, construction and automotive end-markets. Local price also increased sequentially, reflecting higher global energy prices and improved supply and demand fundamentals, with increases in all geographic regions. Local price increases were reported in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure, which more than offset declines in Performance Materials & Coatings. Operating rates increased from second quarter lows, as the Company raised rates to match demand trends as the global economic recovery gained traction. The Company's deliberate focus on structural cost reductions and prudent cash management resulted in sequentially higher margins and cash flow in the third quarter of 2020.

Net sales in the fourth quarter of 2020 increased 10 percent sequentially, with continued demand recovery as the global economy continued to strengthen. Sales increased sequentially in all operating segments and geographic regions, reflecting strong supply and demand fundamentals which drove both price and volume gains. Local price increased in all segments and all geographic regions. Volume increased in all geographic regions and in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure, reflecting consumer-driven demand and industrial market recovery. Volume declined in Performance Materials & Coatings, primarily due to seasonal demand declines for coating applications. Operating rates continued to increase in the fourth quarter of 2020 and margins expanded.

Notably, net sales in the fourth quarter of 2020 increased 5 percent compared with the fourth quarter of 2019, with increases in local price and volume. Local price increased 2 percent compared with the same quarter last year, primarily driven by improved pricing in polyethylene and polyurethane applications. Volume returned to pre-pandemic levels in all operating segments and was led by demand growth in Packaging & Specialty Plastics and Performance Materials & Coatings.

The Company enters 2021 with sequential momentum and is well-positioned for continued profitable growth in the ongoing economic recovery and improving industry cycle. The Company will maintain its disciplined focus on capital allocation priorities as it benefits from an improving cost structure, financial flexibility and a low-cost operating model. As the market recovery broadens, Dow anticipates increasing margins as differentiated parts of the portfolio see improving demand. Longer-term, the Company expects to deliver ongoing significant value through increased innovation, operational efficiencies and a leading environmental, social, and governance profile that will further distinguish Dow from its peers.

At the time of this filing, the ultimate severity and duration of the COVID-19 pandemic cannot be reasonably estimated. The COVID-19 pandemic has had, and could continue to have, a substantial negative impact on the Company’s results of operations, financial condition and cash flows. The effects of the COVID-19 pandemic for the year ended December 31, 2020 and the additional risks associated with these conditions are more fully discussed in this report in Part I, Item 1A, Risk Factors. The Company is actively monitoring for potential financial impacts from the COVID-19 pandemic and oil price volatility, including, but not limited to: gauging the financial health of its customers; assessing liquidity; evaluating the recoverability of its assets; enhancing cyber security monitoring; and evaluating ongoing appropriateness of its estimates.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. While there have been no significant impacts to the Company's provision for income taxes on continuing operations in 2020 as a result of the CARES Act legislation, the Company filed a tax loss carryback claim for $291 million in accordance with the provisions of the CARES Act.

ABOUT DOW
Dow combines global breadth, asset integration and scale, focused innovation and leading business positions to achieve profitable growth. The Company’s ambition is to become the most innovative, customer centric, inclusive and sustainable materials science company, with a purpose to deliver a sustainable future for the world through our materials science expertise and collaboration with our partners. Dow’s portfolio of plastics, industrial intermediates, coatings and silicones businesses delivers a broad range of differentiated science-based products and solutions for its customers in high-growth market segments, such as packaging, infrastructure, mobility and consumer care. Dow operates 106 manufacturing sites in 31 countries and employs approximately 35,700 people.

In 2020, the Company had annual sales of $38.5 billion, of which 35 percent of the Company’s sales were to customers in the U.S. & Canada; 34 percent were in EMEAI; while the remaining 31 percent were to customers in Asia Pacific and Latin America.

In 2020, the Company and its consolidated subsidiaries did not operate in countries subject to U.S. economic sanctions and export controls as imposed by the U.S. State Department or in countries designated by the U.S. State Department as state sponsors of terrorism, including Iran, the Democratic People's Republic of Korea (North Korea), Sudan and Syria. The Company has policies and procedures in place designed to ensure that it and its consolidated subsidiaries remain in compliance with applicable U.S. laws and regulations.

OVERVIEW
The following is a summary of the results from continuing operations for the Company for the year ended December 31, 2020:

The Company reported net sales in 2020 of $38.5 billion, down 10 percent from $43.0 billion in 2019, with declines across all geographic regions and operating segments, reflecting the impact of the COVID-19 pandemic on economies and supply and demand fundamentals, most notably in the first half of the year. These declines were due to a decrease in local price of 7 percent and a volume decline of 3 percent. Currency was flat.

Local price decreased 7 percent compared with the same period last year, with decreases in all operating segments, including a double-digit decline in Packaging & Specialty Plastics (down 11 percent). Local price decreased in all geographic regions, including a double-digit decline in EMEAI (down 12 percent).

Volume decreased 3 percent compared with 2019. Industrial Intermediates & Infrastructure and Performance Materials & Coatings reported volume declines (both down 6 percent) while Packaging & Specialty Plastics volume increased 1 percent. Volume decreased in the U.S. & Canada (down 8 percent), partially offset by an increase in EMEAI (up 1 percent). Volume was flat in Asia Pacific and Latin America.

Restructuring and asset related charges - net were $708 million in 2020, primarily reflecting actions taken under the 2020 Restructuring Program.

Integration and separation costs for Dow Inc. and TDCC were $239 million in 2020, down from $1,063 million and $1,039 million, respectively, in 2019, reflecting the wind-down of post-Merger integration and business separation activities. Integration and separation activities were completed as of December 31, 2020.

Equity in earnings (losses) of nonconsolidated affiliates was a loss of $18 million in 2020, compared with a loss of $94 million in 2019. Equity in earnings (losses) of nonconsolidated affiliates improved primarily due to lower equity losses from Sadara Chemical Company ("Sadara") which were partially offset by lower equity earnings from the Kuwait joint ventures.

Sundry income (expense) - net for Dow Inc. and TDCC was income of $1,269 million and income of $1,274 million, respectively, in 2020 compared with income of $461 million and income of $573 million, respectively, in 2019. Sundry income (expense) - net increased primarily due to gains on the sale of certain rail and marine and terminal operations and assets and gains related to a legal matter, which were partially offset by losses on the early extinguishment of debt.

Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was income of $1,225 million and $1,235 million, respectively, in 2020, compared with a loss of $1,359 million and $1,237 million, respectively, in 2019. Earnings (loss) per share for Dow Inc. was earnings of $1.64 per share in 2020, compared with a loss of $1.84 per share in 2019.

In 2020, Dow Inc. declared and paid dividends to common stockholders of $2.80 per share ($2,071 million).

In 2020, Dow Inc. repurchased $125 million of the Company's common stock.

Other notable events and highlights from the year ended December 31, 2020 include:
•Dow was named by the Human Rights Campaign ("HRC") Foundation to its 2020 list of “Best Places to Work” for LGBTQ+ equality. This marks the Company’s 15th consecutive year receiving a perfect score on HRC’s Corporate Equality Index, a national benchmarking tool on corporate policies and practices pertinent to LGBTQ+ employees.
•Dow received two 2020 BIG Innovation Awards from the Business Intelligence Group for DOWSIL™ TC-3015 Reworkable Thermal Gel and ECOFAST™ Pure Sustainable Textile Treatment.
•In February 2020, TDCC announced the completion of a public offering of €2.25 billion aggregate principal amount of its notes.
•In the first quarter of 2020, TDCC redeemed $1.25 billion of its 3.0 percent notes due November 15, 2022.
•In March 2020, Dow announced a commitment of $3 million to aid COVID-19 relief efforts worldwide. This included $2 million for immediate support of impacts caused by COVID-19, including donations to the COVID-19 Solidarity Fund, Direct Relief, and local and regional nonprofit organizations in Dow communities around the globe and $1 million to build community resilience in the recovery phase.
•In response to global needs related to COVID-19, in March 2020, the Company announced plans to produce hand sanitizer at five of its manufacturing sites around the world: Auburn, Michigan; South Charleston, West Virginia; Seneffe, Belgium; Hortolandia, Brazil and Stade, Germany. A majority of the hand sanitizer produced was donated to health systems and government agencies for distribution.
•In April 2020, Dow announced the Company had developed a simplified face shield design and shared the design through an open-source file to help accelerate production rates of the critically-needed personal protective equipment.
•Effective April 9, 2020, following the Company's Annual Meeting of Stockholders ("2020 Meeting") Dow Inc.'s Board elected Jim Fitterling, Dow’s Chief Executive Officer, as Chairman. In connection with that election, the Board elected Jeff M. Fettig to serve as Lead Director until the 2021 Annual Meeting of Stockholders or until a successor is duly elected and qualified. The Company also announced that Jill S. Wyant, currently Executive Vice President of Innovation and Transformation at Ecolab, Inc., was elected to the Board at the 2020 Meeting and Ruth G. Shaw retired from the Board following the 2020 Meeting after 15 years of exemplary leadership, in accordance with director tenure requirements of the Company's Corporate Governance Guidelines.
•Effective April 9, 2020, following the 2020 Meeting, Dow Inc.'s Board designated Dow's business presidents Jack Broodo, Diego Donoso, Mauro Gregorio and Jane Palmieri, as Executive Officers of the Company.

•On April 30, 2020, the Company announced the temporary idling or operating rate reductions of select manufacturing assets to balance production with demand across markets more severely affected by restrained economic activity. These assets returned to more normalized operating rates in the third quarter of 2020.
•Dow published its 2019 Shine Inclusion Report, providing progress on the Company's inclusion and diversity strategy, goals and performance.
•Dow was named to the 2020 DiversityInc Top 50 Companies for Diversity list for the third consecutive year. Dow was also included on four of DiversityInc's Specialty Lists including: Top Companies for Employee Resource Groups, Top Companies for Supplier Diversity, Top Companies for People with Disabilities, and Top Companies for LGBT Employees.
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
•In June 2020, the Company launched Dow ACTs (Advocacy, Community and Talent), a strategic framework that outlined a new set of actions Dow is taking to address systemic racism and racial injustice. In addition, Dow pledged $5 million over the next five years to help advance racial equality and social justice.
•In June 2020, Dow published its annual Sustainability Report and announced new sustainability targets, which align to and build upon its 2025 Sustainability Goals, including targets to Protect the Climate, Stop the Waste and Close the Loop. By 2030, Dow expects to reduce its net annual carbon emissions by five million metric tons, or 15 percent from its 2020 baseline. Additionally, Dow intends to be carbon neutral by 2050, in alignment with the Paris Agreement. By 2030, Dow plans to help stop the waste by enabling one million metric tons of plastic to be collected, reused or recycled through its direct actions and partnerships. By 2035, Dow will help close the loop with a target to have 100 percent of its products sold into packaging applications be reusable or recyclable.
•Dow was named to the 2020 Disability Equality Index® "Best Places to Work," by receiving the top score for the fourth year in a row.
•In July 2020, Dow launched its MobilityScience™ platform, designed to enhance the customer experience by tailoring technologies, products, and services from across Dow businesses to the transportation industry. The platform is pursuing accelerated growth by addressing mobility mega-trends with materials science innovation, and enabling a seamless experience for Dow’s customers and partners.
•On August 13, 2020, Gaurdie Banister Jr., former President and CEO of Aera Energy LLC, an oil and gas exploration and production company jointly owned by Shell Oil Company and ExxonMobil Corporation, was elected to Dow Inc.'s Board.
•In August 2020, TDCC announced the completion of a public offering of $2.0 billion aggregate principal amount of its notes.
•Dow Silicones voluntarily repaid the full $2.0 billion outstanding principal balance under a certain third party credit agreement.
•In September 2020, TDCC and Union Carbide completed cash tender offers for certain debt securities. A total of $493 million aggregate principal amount was tendered and retired.
•Dow was named as one of the 2020 PEOPLE's "50 Companies that Care" by Great Place to Work® and PEOPLE.
•Dow received four 2020 Sustainability Awards from the Business Intelligence Group, including the Sustainability Initiative of the Year Award for Dow's Carbon Partnership with International Olympic Committee as well as the Sustainability Products of the Year Award for ECOFAST™ Pure Sustainable Textile Treatment and SunSpheres™ BIO SPF Booster.
•On September 15, 2020, the Company announced that John Sampson will rejoin Dow as Senior Vice President, Operations, Manufacturing and Engineering, succeeding Peter Holicki, who will retire in 2021 after more than 34 years of service with Dow.
•On September 30, 2020, TDCC completed the sale of rail infrastructure operations and assets at six sites in the U.S. & Canada for gross cash proceeds in excess of $310 million.

•Dow was named to the Forbes JUST 100 list, recognizing the Company's commitment to serve all stakeholders. Dow was the top scoring chemical company in the workers category.
•In October 2020, Dow launched its first digital waste management platform, Rethink+. Rethink+ is a plastics take-back program that aims to prevent post-consumer plastic waste from going to landfills by digitally connecting waste generators, waste aggregators, waste processors and recyclers.
•Dow received five R&D 100 Awards from R&D Magazine for innovative technologies including: DOWSIL™ EC-6601 Electrically Conductive Adhesive, DOWSIL™ EI-2888 Primerless Silicone Encapsulant, ENGAGE™ 11000 Polyolefin Elastomers, NEOSEED® NE-8800 Emulsion, and RHOBARR™ 320 Polyolefin Dispersion for Paper and Board.
•Dow received the 2020 National Safety Council Green Cross for Safety® Innovation Award for its Aerial Lift Safety Project.
•Dow was named to the Dow Jones Sustainability World Index - marking the 21st time the Company has been named to this global benchmark.
•On December 1, 2020, TDCC completed the sale of certain U.S. Gulf Coast marine and terminal operations and assets for gross cash proceeds of $620 million.
•In December 2020, Dow Inc.’s Board designated John Sampson as an Executive Officer of the Company, effective January 1, 2021.

In addition to the highlights above, the following events occurred subsequent to December 31, 2020:
•On January 28, 2021, Dow announced plans to further advance and expand its digitalization efforts to deliver long-term value creation, by accelerating investment in three key areas (“Digital Acceleration”): expanding digital tools to accelerate materials science innovation; further enhancing the e-commerce buying and fulfillment experience for Dow's customers; and adopting real-time digital manufacturing insights, operational data intelligence and demand sensing to enhance the productivity and reliability of Dow’s operations. The Company expects more than $300 million in incremental annual run rate Operating EBITDA generation by the end of 2025 related to Digital Acceleration, with an additional one-time $100 million in structural working capital efficiency gains, driven in part by enhanced planning from digital tools. The activities related to Digital Acceleration are expected to result in additional cash expenditures of approximately $400 million, primarily through the end of 2022.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales, pro forma net sales and sales variance by operating segment and geographic region from the prior year:

Summary of Sales Results
In millions	2020	2019	2018
Net sales	$38,542	$42,951	$49,604
Pro forma net sales		$42,998	$49,852

Sales Variances by Operating Segment and Geographic Region - As Reported
	2020					2019
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Packaging & Specialty Plastics	(11)%	—%	1%	—%	(10)%	(12)%	(1)%	(3)%	—%	(16)%
Industrial Intermediates & Infrastructure	(5)	—	(6)	—	(11)	(12)	(1)	—	—	(13)
Performance Materials & Coatings	(6)	—	(6)	1	(11)	(6)	(2)	(3)	3	(8)
Total	(7)%	—%	(3)%	—%	(10)%	(11)%	(1)%	(2)%	1%	(13)%
Total, excluding the Hydrocarbons & Energy business	(5)%	—%	(4)%	—%	(9)%	(11)%	(2)%	1%	1%	(11)%
U.S. & Canada	(5)%	—%	(8)%	—%	(13)%	(11)%	—%	(3)%	1%	(13)%
EMEAI	(12)	—	1	—	(11)	(9)	(3)	(4)	—	(16)
Asia Pacific	(6)	—	—	—	(6)	(12)	(1)	5	—	(8)
Latin America	(7)	—	—	—	(7)	(14)	—	(3)	—	(17)
Total	(7)%	—%	(3)%	—%	(10)%	(11)%	(1)%	(2)%	1%	(13)%
1.Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation, which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Sales Variances by Operating Segment and Geographic Region - As Reported Percentage change from prior year	2018
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Packaging & Specialty Plastics	1%	2%	5%	5%	13%
Industrial Intermediates & Infrastructure	5	1	13	—	19
Performance Materials & Coatings	10	1	(2)	—	9
Total	4%	1%	6%	2%	13%
Total, excluding the Hydrocarbons & Energy business	4%	1%	7%	2%	14%
U.S. & Canada	4%	—%	2%	2%	8%
EMEAI	5	3	4	2	14
Asia Pacific	2	1	19	3	25
Latin America	5	—	4	2	11
Total	4%	1%	6%	2%	13%
1.Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation, which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

2020 Versus 2019
The Company reported net sales of $38.5 billion in 2020, down 10 percent from $43.0 billion in 2019, with local price down 7 percent and volume down 3 percent. Net sales decreased in all geographic regions and operating segments, reflecting impacts from the global COVID-19 pandemic on economies and supply and demand fundamentals, most notably in the first half of the year. Local price decreased in all operating segments and in all geographic regions, primarily in response to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 11 percent), Industrial Intermediates & Infrastructure (down 5 percent) and Performance Materials & Coatings (down 6 percent). Volume declined 3 percent, driven by the U.S. & Canada (down 8 percent), which was partially offset by demand growth in EMEAI (up 1 percent). Volume was flat in Asia Pacific and Latin America. Volume increased in Packaging & Specialty Plastics (up 1 percent) and decreased in Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both down 6 percent). Excluding the Hydrocarbons & Energy business, sales declined 9 percent.

2019 Versus 2018
The Company reported net sales of $43.0 billion in 2019, down 13 percent from $49.6 billion in 2018, driven by a decrease in local price, decreased volume and the unfavorable impact of currency. Sales declines were broad-based and occurred in all segments and geographic regions. Local price decreased 11 percent, primarily in response to lower feedstock and raw material costs and pricing pressures. Local price decreased in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 12 percent) and in Performance Materials & Coatings (down 6 percent). Local price decreased in all geographic regions. Volume decreased 2 percent with declines in all geographic regions except Asia Pacific (up 5 percent). Volume declines were primarily driven by lower hydrocarbon co-product sales. Volume decreased in Packaging & Specialty Plastics and Performance Materials & Coatings (both down 3 percent), while Industrial Intermediates & Infrastructure volume was flat. Currency unfavorably impacted net sales by 1 percent compared with the prior year, driven primarily by EMEAI (down 3 percent). Portfolio & Other improved sales by 1 percent. Excluding the Hydrocarbons & Energy business, sales declined 11 percent.

Sales Variances by Operating Segment and Geographic Region - Pro Forma Basis
	2020 [1]				2019
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Packaging & Specialty Plastics	(11)%	—%	1%	(10)%	(12)%	(1)%	(3)%	(16)%
Industrial Intermediates & Infrastructure	(5)	—	(6)	(11)	(12)	(2)	1	(13)
Performance Materials & Coatings	(6)	—	(5)	(11)	(6)	(2)	(1)	(9)
Total	(7)%	—%	(3)%	(10)%	(11)%	(1)%	(2)%	(14)%
Total, excluding the Hydrocarbons & Energy business	(5)%	—%	(4)%	(9)%	(10)%	(2)%	1%	(11)%
U.S. & Canada	(5)%	—%	(8)%	(13)%	(11)%	—%	(2)%	(13)%
EMEAI	(12)	—	1	(11)	(9)	(3)	(4)	(16)
Asia Pacific	(6)	—	—	(6)	(12)	(1)	5	(8)
Latin America	(7)	—	—	(7)	(15)	—	(3)	(18)
Total	(7)%	—%	(3)%	(10)%	(11)%	(1)%	(2)%	(14)%
1.As reported net sales for the year ended December 31, 2020 compared with pro forma net sales for the year ended December 31, 2019.

Sales Variances by Operating Segment and Geographic Region - Pro Forma Basis Percentage change from prior year	2018
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Packaging & Specialty Plastics	1%	1%	5%	—%	7%
Industrial Intermediates & Infrastructure	5	1	13	—	19
Performance Materials & Coatings	10	1	(2)	2	11
Total	4%	1%	6%	—%	11%
Total, excluding the Hydrocarbons & Energy business	4%	1%	7%	—%	12%
U.S. & Canada	3%	—%	2%	1%	6%
EMEAI	5	3	4	—	12
Asia Pacific	3	1	18	—	22
Latin America	5	—	4	—	9
Total	4%	1%	6%	—%	11%
1.Portfolio & Other includes the sales impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation, which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

2020 Versus 2019 - Pro Forma
The Company reported net sales of $38.5 billion for 2020, down 10 percent from pro forma net sales of $43.0 billion in 2019, with local price down 7 percent and volume down 3 percent. Net sales decreased in all geographic regions and operating segments, reflecting impacts from the global COVID-19 pandemic on economies and supply and demand fundamentals, most notably in the first half of the year. Local price decreased in all operating segments and in all geographic regions, primarily in response to lower global energy prices. Local price decreased in Packaging & Specialty Plastics (down 11 percent), Industrial Intermediates & Infrastructure (down 5 percent) and Performance Materials & Coatings (down 6 percent). Volume declined 3 percent, driven by the U.S. & Canada (down 8 percent), which was partially offset by an increase in EMEAI (up 1 percent). Volume was flat in Asia Pacific and Latin America. Volume increased in Packaging & Specialty Plastics (up 1 percent) and decreased in Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 5 percent). Excluding the Hydrocarbons & Energy business, sales declined 9 percent.

2019 Versus 2018 - Pro Forma
The Company reported pro forma net sales for 2019 of $43.0 billion, down 14 percent from $49.9 billion for 2018, primarily driven by a decrease in local price, decreased volume and the unfavorable impact of currency. Sales declines were broad-based and occurred in all segments and geographic regions. Local price decreased 11 percent, primarily in response to lower feedstock and raw material costs and pricing pressures. Local price decreased in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 12 percent) and in Performance Materials & Coatings (down 6 percent). Local price decreased in all geographic regions. Volume decreased 2 percent with declines in all geographic regions, except Asia Pacific (up 5 percent). Volume decreased in Packaging & Specialty Plastics (down 3 percent) and Performance Materials & Coatings (down 1 percent) and increased in Industrial Intermediates & Infrastructure (up 1 percent). Currency unfavorably impacted net sales by 1 percent compared with the prior year, driven primarily by EMEAI (down 3 percent). Excluding the Hydrocarbons & Energy business, sales declined 11 percent.

Cost of Sales
Cost of sales ("COS") was $33.3 billion in 2020, down $3.4 billion compared with $36.7 billion in 2019. COS decreased in 2020 primarily due to lower feedstock and other raw material costs, decreased sales volume and lower planned maintenance turnaround costs, which were partially offset by higher performance-based compensation costs. Operating rates declined significantly in the second quarter of 2020, as the Company temporarily idled certain manufacturing facilities and selectively adjusted operating rates at other facilities to balance production to demand in response to the COVID-19 pandemic. These facilities returned to more normalized operating rates in the third quarter of 2020. Overall, operating rates increased in the third and fourth quarters of 2020. In 2019, COS also included $75 million of transaction-related costs resulting from the separation from DowDuPont (related to Corporate) and $399 million of environmental charges related to Packaging & Specialty Plastics ($5 million), Industrial Intermediates & Infrastructure ($8 million), Performance Materials & Coatings ($50 million) and Corporate ($336 million). COS as a percentage of sales was 86.5 percent in 2020 compared with 85.3 percent in 2019.

COS was $36.7 billion in 2019, down $4.4 billion from $41.1 billion in 2018. COS decreased in 2019 primarily due to lower feedstock and other raw material costs, decreased sales volume, cost synergies, stranded cost removal and a favorable adjustment to the warranty accrual of an exited business, which were partially offset by $75 million of transaction-related costs resulting from the separation from DowDuPont (related to Corporate) and $399 million of environmental charges related to Packaging & Specialty Plastics ($5 million), Industrial Intermediates & Infrastructure ($8 million), Performance Materials & Coatings ($50 million) and Corporate ($336 million). COS as a percentage of sales was 85.3 percent in 2019 compared with 82.8 percent in 2018.

Research and Development Expenses
R&D expenses were $768 million in 2020, compared with $765 million in 2019 and $800 million in 2018. R&D expenses in 2020 increased compared with 2019 primarily due to higher performance-based compensation costs which were partially offset by cost reductions. R&D expenses in 2019 decreased compared with 2018 primarily due to cost reductions and lower performance-based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $1,471 million in 2020, compared with $1,590 million and $1,585 million for Dow Inc. and TDCC, respectively, in 2019 and $1,782 million in 2018. SG&A expenses in 2020 decreased primarily due to cost reductions which were partially offset by higher performance-based compensation costs. SG&A was also favorably impacted by the recovery of legal costs related to the Nova

Chemicals Corporation ("Nova") ethylene asset matter and the reversal of a bad debt reserve related to an arbitration judgment. SG&A expenses in 2019 decreased compared with 2018 primarily due to cost reductions, cost synergies, stranded cost removal and lower performance-based compensation costs. SG&A expenses were favorably impacted by a recovery of a portion of legal costs related to the Nova litigation matter in the third quarter of 2019. See Note 16 to the Consolidated Financial Statements for additional information on the Nova litigation matters.

Amortization of Intangibles
Amortization of intangibles was $401 million in 2020, compared with $419 million in 2019 and $469 million in 2018. Amortization of intangibles decreased primarily due to certain intangible assets becoming fully amortized. See Note 13 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring, Goodwill Impairment and Asset Related Charges - Net
Restructuring, goodwill impairment and asset related charges - net were $708 million in 2020, $3,219 million in 2019 and $221 million in 2018.

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

As a result of these actions, in 2020 the Company recorded pretax restructuring charges of $573 million, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $196 million and costs associated with exit and disposal activities of $80 million. The restructuring charges by segment were as follows: $11 million in Packaging & Specialty Plastics, $22 million in Industrial Intermediates & Infrastructure, $177 million in Performance Materials & Coatings and $363 million in Corporate.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-Merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. The restructuring charges below reflect charges from continuing operations.

As a result of the Synergy Program, the Company recorded pretax restructuring charges of $184 million in 2018, consisting of severance and related benefit costs of $137 million, asset write-downs and write-offs of $33 million and costs associated with exit and disposal activities of $14 million. The restructuring charges by segment were as follows: $13 million in Packaging & Specialty Plastics, $11 million in Industrial Intermediates & Infrastructure, $7 million in Performance Materials & Coatings and $153 million in Corporate.

In 2019, the Company recorded pretax restructuring charges of $292 million, consisting of severance and related benefit costs of $123 million, asset write-downs and write-offs of $143 million and costs associated with exit and disposal activities of $26 million. The restructuring charges by segment were as follows: $1 million in Packaging & Specialty Plastics, $7 million in Industrial Intermediates & Infrastructure, $28 million in Performance Materials & Coatings and $256 million in Corporate.

In 2020, the Company recorded pretax restructuring charges of $86 million for severance and related benefit costs, related to Corporate. Cash expenditures related to the Synergy Program were substantially completed at the end of 2020.

2019 Goodwill Impairment
Upon completion of the goodwill impairment testing in the fourth quarter of 2019, the Company determined the fair value of the Coatings & Performance Monomers reporting unit was lower than its carrying amount. As a result, the Company recorded an impairment charge of $1,039 million in the fourth quarter of 2019 related to Performance Materials & Coatings.

Asset Related Charges
2020 Charges
In 2020, the Company recognized pretax impairment charges of $49 million, including additional pretax impairment charges for capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil ("Santa Vitoria"), which was impaired in 2017 and divested in 2020, as well as charges for miscellaneous write-offs and write-downs of non-manufacturing assets and the write-down of certain corporate leased equipment. The impairment charges were included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics ($19 million), Performance Materials & Coatings ($15 million) and Corporate ($15 million). See Note 23 for additional information.

2019 Charges
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

In 2019, the Company recognized additional pretax impairment charges of $58 million related primarily to capital additions at its Santa Vitoria manufacturing facility, which was impaired in 2017. The impairment charges by segment were as follows: $44 million in Packaging & Specialty Plastics, $9 million in Performance Materials & Coatings and $5 million in Corporate.

2018 Charges
In 2018, the Company recognized additional pretax impairment charges of $34 million related primarily to capital additions at its Santa Vitoria manufacturing facility. The impairment charge was related to Packaging & Specialty Plastics.

See Note 6 to the Consolidated Financial Statements for additional information on restructuring, goodwill impairment and asset related charges.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities (through December 31, 2020) and the ownership restructure of Dow Silicones (through May 31, 2018), were $239 million in 2020, $1,063 million and $1,039 million for Dow Inc. and TDCC, respectively, in 2019 and $1,179 million in 2018. In 2018 and 2019, integration and separation costs were higher as a result of post-Merger integration and business separation activities. Integration and business separation activities were completed as of December 31, 2020. Integration and separation costs are related to Corporate.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company’s share of equity in earnings (losses) of nonconsolidated affiliates in 2020 was a loss of $18 million, compared with a loss of $94 million in 2019 and earnings of $555 million in 2018. In 2020, equity losses decreased primarily due to lower equity losses from Sadara, driven by improved industry supply and demand fundamentals in the third and fourth quarters of 2020, which were partially offset by lower equity earnings from the Kuwait joint ventures due to lower monoethylene glycol prices. The Company had equity losses in 2019 compared with equity earnings in 2018 primarily due to lower equity earnings from the Kuwait joint ventures due to lower monoethylene glycol and polyethylene prices and the Thai joint ventures and increased equity losses from Sadara. See Note 12 to the Consolidated Financial Statements for additional information on the Company’s evaluation of its equity method investment in Sadara for other-than-temporary impairment in 2019.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

TDCC
Sundry income (expense) - net for 2020 was income of $1,274 million, compared with income of $573 million in 2019 and $96 million in 2018.

In 2020, sundry income (expense) - net included a $544 million gain related to the Nova ethylene asset matter (related to Packaging & Specialty Plastics), a $499 million gain related to the sale of certain U.S. Gulf Coast marine and terminal operations and assets ($17 million related to Packaging & Specialty Plastics, $61 million related to Industrial Intermediates & Infrastructure and $421 million related to Corporate), a $233 million gain related to the sale of rail infrastructure operations and assets in the U.S. & Canada ($48 million related to Packaging & Specialty Plastics and $185 million related to Corporate), and non-operating pension and postretirement benefit plan credits. These were partially offset by a $149 million loss on the early extinguishment of debt (related to Corporate), foreign currency exchange losses, $11 million in charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution, which provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after completion of the separation (related to Corporate), a $13 million loss related to the divestiture of a bio-ethanol manufacturing facility in Brazil (related to Packaging & Specialty Plastics) and a $2 million loss on an asset sale (related to Corporate). See Notes 5, 7, 15, 16, 20 and 26 to the Consolidated Financial Statements for additional information.

In 2019, sundry income (expense) - net included foreign currency exchange gains, non-operating pension and postretirement benefit plan credits and gains on sales of assets and investments, as well as a net gain of $205 million related to litigation matters, which included a $170 million gain related to a legal matter with Nova (related to Packaging & Specialty Plastics), and an $85 million gain related to an adjustment of the Dow Silicones breast implant liability (related to Corporate), which were partially offset by a $50 million charge (net of indemnifications of $37 million), related to the settlement of the Dow Silicones commercial creditor matters (related to Corporate). In 2019, sundry income (expense) - net also included a $102 million loss on the early extinguishment of debt and a gain of $2 million on post-closing adjustments related to previous divestitures (both related to Corporate). See Notes 7, 15, 16, 20 and 26 to the Consolidated Financial Statements for additional information.

In 2018, sundry income (expense) - net included non-operating pension and other postretirement benefit plan credits, a $20 million gain related to the Company's sale of its equity interest in MEGlobal (related to Corporate) and gains on sales of assets and investments, which more than offset foreign currency exchange losses, a loss of $54 million on the early extinguishment of debt (related to Corporate) and a loss of $20 million for post-closing adjustments related to the Dow Silicones ownership restructure (related to Performance Materials & Coatings). See Notes 7, 15, 20, and 26 to the Consolidated Financial Statements for additional information.

Dow Inc.
Sundry income (expense) - net for 2020 was income of $1,269 million, compared with income of $461 million in 2019 and $96 million in 2018.

In 2020, in addition to the amounts previously discussed above for TDCC, sundry income (expense) - net included $10 million in charges associated with the agreements entered into with DuPont and Corteva as part of the separation and distribution (related to Corporate).

In 2019, in addition to the amounts previously discussed above for TDCC, sundry income (expense) - net included a $51 million loss on post-closing adjustments related to a previous divestiture and $69 million in charges associated with the agreements entered into with DuPont and Corteva as part of the separation and distribution (both related to Corporate). See Notes 3, 7, 15, 16, 20 and 26 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Dow Inc.
Interest expense and amortization of debt discount was $827 million in 2020, down from $933 million in 2019, primarily due to TDCC's redemption of long-term debt in 2019 and debt issuances at lower coupon rates in 2020. Interest expense and amortization of debt discount in 2019 was down from $1,063 million in 2018, primarily due to debt reductions and lower interest bearing notes issued in the fourth quarter of 2018, which replaced higher interest bearing notes redeemed in the fourth quarter of 2018. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 11 and 15 to the Consolidated Financial Statements for additional information related to debt financing activity.

TDCC
Interest expense and amortization of debt discount was $827 million in 2020, down from $952 million in 2019 and $1,063 million in 2018. In addition to the amounts previously discussed above for Dow Inc., TDCC had interest expense related to an intercompany loan with Dow Inc. in 2019. See Note 25 to the Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The underlying factors affecting the Company's overall tax rate are summarized in Note 8 to the Consolidated Financial Statements.

The CARES Act was enacted on March 27, 2020 in the United States. There were no significant impacts to the Company's provision for income taxes on continuing operations in 2020 as a result of the CARES Act legislation.

The provision for income taxes on continuing operations was $777 million in 2020, compared with $470 million in 2019 and $809 million in 2018. The tax rate for 2020 was unfavorably impacted by valuation allowances of $260 million related to foreign tax credits and other attributes that are more likely than not to remain unutilized prior to their expiration. The tax rate for 2020 was favorably impacted by a capital loss resulting from the divestiture of the Santa Vitoria manufacturing facility. This resulted in an effective tax rate of 37.5 percent for Dow Inc. in 2020.

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

The tax rate for 2018 was favorably impacted by the reduced U.S. federal corporate income tax rate as a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, and benefits related to the issuance of stock-based compensation and unfavorably impacted by non-deductible restructuring costs and increases in statutory income in Latin America and Canada due to local currency devaluations. These factors resulted in an effective tax rate of 21.6 percent in 2018.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $445 million in 2019 and $1,835 million in 2018, related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation. See Note 3 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $69 million in 2020, $87 million in 2019 and $134 million in 2018. Net income attributable to noncontrolling interests decreased in 2019 compared with 2018, primarily due to the Company's acquisition of full ownership in a propylene oxide manufacturing joint venture on October 1, 2019. Net income attributable to noncontrolling interests from discontinued operations of $13 million in 2019 and $32 million in 2018 related to the distribution of AgCo and SpecCo to DowDuPont as a result of the separation are included in the amounts above. See Notes 19 and 24 to the Consolidated Financial Statements for additional information.

Net Income (Loss) Available for the Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was income of $1,225 million in 2020, compared with a loss of $1,359 million in 2019 and income of $4,641 million in 2018. Earnings (loss) per share of Dow Inc. was earnings of $1.64 per share in 2020, compared with a loss of $1.84 per share in 2019 and earnings of $6.21 per share in 2018. See Note 9 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for TDCC common stockholder was income of $1,235 million in 2020, compared with loss of $1,237 million in 2019 and income of $4,641 million in 2018. Following the separation from DowDuPont, TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
The Company conducts its worldwide operations through six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. The Company did not aggregate any operating segments when determining its reportable segments. The Company reports geographic information for the following regions: U.S. & Canada, Asia Pacific, Latin America and EMEAI. The Company transfers ethylene to its downstream derivative businesses at market prices. The Company also allocated costs previously assigned to AgCo and SpecCo ("stranded costs") to the operating segments.

The Company’s measure of profit/loss for segment reporting purposes is Operating EBIT (for the year ended December 31, 2020) and pro forma Operating EBIT (for the years ended December 31, 2019 and 2018) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT by segment and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the years ended December 31, 2019 and 2018, as it is included in management’s measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont. See Note 26 to the Consolidated Financial Statements for reconciliations of these measures and a summary of the pro forma adjustments impacting segment measures, which are consistent with the pro forma adjustments included in the Current Report on Form 8-K filed on June 3, 2019, with the SEC.

PACKAGING & SPECIALTY PLASTICS
Packaging & Specialty Plastics consists of two highly integrated global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment employs the industry’s broadest polyolefin product portfolio, supported by the Company’s proprietary catalyst and manufacturing process technologies, to work at the customer’s design table throughout the value chain to deliver more reliable and durable, higher performing, and more sustainable plastics to customers in food and specialty packaging; industrial and consumer packaging; health and hygiene; caps, closures and pipe applications; consumer durables; mobility and transportation; and infrastructure. Ethylene is transferred to downstream derivative businesses at market-based prices, which are generally equivalent to prevailing market prices for large volume purchases. This segment also includes the results of The Kuwait Styrene Company K.S.C.C. and The SCG-Dow Group, as well as a portion of the results of EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), The Kuwait Olefins Company K.S.C.C. ("TKOC"), Map Ta Phut Olefins Company Limited ("Map Ta Phut") and Sadara, all joint ventures of the Company.

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.

Packaging & Specialty Plastics
In millions	2020	2019	2018
Net sales	$18,301	$20,245	$24,195
Pro forma net sales		$20,245	$24,237
Operating EBIT	$2,325
Pro forma Operating EBIT		$2,904	$3,593
Equity earnings	$173	$162	$287

Packaging & Specialty Plastics
Percentage change from prior year	2020	2019	2018
Change in Net Sales from Prior Period due to:
Local price & product mix	(11)%	(12)%	1%
Currency	—	(1)	2
Volume	1	(3)	5
Portfolio & other	—	—	5
Total	(10)%	(16)%	13%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix		(12)%	1%
Currency		(1)	1
Volume		(3)	5
Total		(16)%	7%

2020 Versus 2019
Packaging & Specialty Plastics net sales were $18,301 million in 2020, down 10 percent from net sales and pro forma net sales of $20,245 million in 2019, with local price down 11 percent and volume up 1 percent. Net sales declined in the first half of the year, reflecting the impact of the COVID-19 pandemic, while strong supply and demand fundamentals took hold in the second half of the year. Local price decreased in both businesses and across all geographic regions, driven by reduced polyethylene prices and lower global energy prices. Local price declined in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which declined 33 percent compared with 2019. Volume increased in Hydrocarbons & Energy as increases in EMEAI were partially offset by declines in the U.S. & Canada, Asia Pacific and Latin America. Packaging and Specialty Plastics volume was flat as increases in flexible food and specialty packaging, industrial and consumer packaging and health and hygiene applications in Asia Pacific, Latin America and EMEAI were offset by reduced demand for functional polymers, primarily due to the COVID-19 pandemic, and lower catalyst licensing activity in the U.S. & Canada.

Operating EBIT was $2,325 million in 2020, down 20 percent from pro forma Operating EBIT of $2,904 million in 2019. Operating EBIT decreased primarily due to integrated margin compression in both businesses. These declines more than offset cost reductions, decreased planned maintenance turnaround costs and increased equity earnings.

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

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, electronics, surfactants for cleaning and sanitization, infrastructure and oil and gas. The global scale and reach of these businesses, world-class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others. This segment also includes a portion of the results of EQUATE, TKOC, Map Ta Phut and Sadara, all joint ventures of the Company.

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee.

Industrial Intermediates & Infrastructure
In millions	2020	2019	2018
Net sales	$12,021	$13,440	$15,447
Pro forma net sales		$13,449	$15,465
Operating EBIT	$355
Pro forma Operating EBIT		$845	$1,767
Equity earnings (losses)	$(166)	$(241)	$284

Industrial Intermediates & Infrastructure
Percentage change from prior year	2020	2019	2018
Change in Net Sales from Prior Period due to:
Local price & product mix	(5)%	(12)%	5%
Currency	—	(1)	1
Volume	(6)	—	13
Total	(11)%	(13)%	19%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix		(12)%	5%
Currency		(2)	1
Volume		1	13
Portfolio & other		—	—
Total		(13)%	19%

2020 Versus 2019
Industrial Intermediates & Infrastructure net sales were $12,021 million in 2020, down 11 percent from $13,440 million in 2019. Net sales decreased 11 percent from pro forma net sales of $13,449 million in 2019, with volume down 6 percent and local price down 5 percent. Weak demand for products used in consumer durable good end-markets, including construction, furniture and bedding, appliances and automotive, drove volume declines in Polyurethanes & Construction Chemicals in all geographic regions, reflecting the impact of the COVID-19 pandemic on consumer activities and buying patterns, most notably in the first half of the year. Volume in Industrial Solutions was also impacted by the COVID-19 pandemic, with decreases in the U.S. & Canada and Latin America which were partially offset by increases in Asia Pacific and EMEAI. The volume decline in Industrial Solutions was due to weakened demand in industrial, energy and automotive end-markets partially offset by stronger demand for products used in electronics, agriculture and pharma applications. Local price decreased in both businesses and in all geographic regions, primarily due to lower global energy prices and raw material costs.

Operating EBIT was $355 million in 2020, down 58 percent from pro forma Operating EBIT of $845 million in 2019. Operating EBIT decreased due to lower demand and margin compression, which were partially offset by cost reductions, decreased equity losses and lower planned maintenance turnaround costs. The overall decrease in equity losses was driven by lower equity losses from Sadara partially offset by decreased equity earnings from EQUATE.

2019 Versus 2018
Industrial Intermediates & Infrastructure net sales were $13,440 million in 2019, down 13 percent from $15,447 million in 2018. Pro forma net sales were $13,449 million in 2019, down from pro forma net sales of $15,465 million in 2018. Pro forma net sales decreased 13 percent in 2019, with local price down 12 percent and an unfavorable currency impact of 2 percent, primarily in EMEAI, which were partially offset by a 1 percent increase in volume. Price decreased in both businesses and all geographic regions, driven by lower feedstock and other raw material costs and unfavorable supply and demand fundamentals. Polyurethanes & Construction Chemicals reported volume increases in all geographic regions, primarily reflecting increased supply from Sadara and growth in polyurethanes systems applications, which were partially offset by a decline of caustic soda volume due to planned maintenance turnaround activities. Industrial Solutions volume decreased in EMEAI and the U.S & Canada and was flat in Latin America and Asia Pacific, primarily driven by reduced availability of glycol ethers, performance solvents and monoethylene glycol due to planned and unplanned events that more than offset higher demand for industrial specialties.

Pro forma Operating EBIT was $845 million in 2019, down 52 percent from pro forma Operating EBIT of $1,767 million in 2018. Pro forma Operating EBIT decreased as a result of margin compression across both businesses as well as lower equity earnings from the Kuwait joint ventures and increased equity losses from Sadara, which more than offset cost reductions.

PERFORMANCE MATERIALS & COATINGS
Performance Materials & Coatings includes industry-leading franchises that deliver a wide array of solutions into consumer and infrastructure end-markets. The segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. These businesses primarily utilize the Company's acrylics-, cellulosics- and silicone-based technology platforms to serve the needs of the architectural and industrial coatings; home care and personal care; consumer and electronics; mobility and transportation; industrial and chemical processing; and building and infrastructure end-markets. Both businesses employ materials science capabilities, global reach and unique products and technology to combine chemistry platforms to deliver differentiated offerings to customers.

Performance Materials & Coatings
In millions	2020	2019	2018
Net sales	$7,951	$8,923	$9,677
Pro forma net sales		$8,961	$9,865
Operating EBIT	$314
Pro forma Operating EBIT		$918	$1,246
Equity earnings	$6	$5	$4

Performance Materials & Coatings
Percentage change from prior year	2020	2019	2018
Change in Net Sales from Prior Period due to:
Local price & product mix	(6)%	(6)%	10%
Currency	—	(2)	1
Volume	(6)	(3)	(2)
Portfolio & other	1	3	—
Total	(11)%	(8)%	9%
Change in Pro Forma Net Sales from Prior Period due to: [1]
Local price & product mix	(6)%	(6)%	10%
Currency	—	(2)	1
Volume	(5)	(1)	(2)
Portfolio & other	—	—	2
Total	(11)%	(9)%	11%
1.As reported net sales for the year ended December 31, 2020 compared with pro forma net sales for the year ended December 31, 2019.

2020 Versus 2019
Performance Materials & Coatings net sales were $7,951 million in 2020, down 11 percent from net sales of $8,923 million in 2019. Net sales decreased 11 percent from pro forma net sales of $8,961 million in 2019, with local price down 6 percent and volume down 5 percent. Local price decreased in both businesses and all geographic regions. Consumer Solutions local price declined in all regions, primarily in upstream siloxanes due to weak supply and demand fundamentals. Local price decreased in Coatings & Performance Monomers in response to lower feedstock and other raw material costs. Volume declined in all geographic regions except Latin America, reflecting the impact from the COVID-19 pandemic. Consumer Solutions volume decreased as growth in home care applications was more than offset by lower demand for products used in automotive, industrial, construction and personal care end-markets as consumer activities and buying patterns were limited by the COVID-19 pandemic. Coatings & Performance Monomers volume increased in all geographic regions, except EMEAI. Volume gains were driven by higher demand for methacrylates used in protective applications, for architectural coatings as consumers continued do-it-yourself projects at home, and higher demand for vinyl acetate monomers.

Operating EBIT was $314 million in 2020, down 66 percent from pro forma Operating EBIT of $918 million in 2019. Operating EBIT decreased primarily due to margin compression, lower demand in siloxanes as a result of the COVID-19 pandemic and higher manufacturing and planned maintenance turnaround costs that more than offset volume gains in Coatings & Performance Monomers and lower SG&A costs.

2019 Versus 2018
Performance Materials & Coatings net sales were $8,923 million in 2019, down 8 percent from net sales of $9,677 million in 2018. Pro forma net sales were $8,961 million in 2019, down 9 percent from pro forma net sales of $9,865 million in 2018 with local price down 6 percent, an unfavorable currency impact of 2 percent and volume down 1 percent. Local price decreased in both businesses and all geographic regions. Local price decreased in Consumer Solutions due to lower siloxanes prices, primarily in Asia Pacific and EMEAI. Coatings & Performance Monomers local price declined in all geographic regions in response to lower feedstock and other raw material costs. Volume for the segment declined in all geographic regions, except Asia Pacific. Consumer Solutions volume was flat, with volume growth in Asia Pacific, offset by volume declines in Latin America and EMEAI. Consumer Solutions volume was flat in the U.S. & Canada. Coatings & Performance Monomers volume declined in all geographic regions. The decline in volume was driven by increased captive use of coatings products which drove soft demand in coating applications, primarily architectural binders, and lower demand for acrylates and methacrylates due to supply and demand balances.

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

Corporate
In millions	2020	2019	2018
Net sales	$269	$343	$285
Pro forma net sales		$343	$285
Operating EBIT	$(279)
Pro forma Operating EBIT		$(315)	$(370)
Equity losses	$(31)	$(20)	$(20)

2020 Versus 2019
Net sales for Corporate, which primarily relate to the Company's insurance operations, were $269 million in 2020, down from net sales and pro forma net sales of $343 million in 2019.

Operating EBIT was a loss of $279 million in 2020, compared with a pro forma Operating EBIT loss of $315 million in 2019. Compared with 2019, Operating EBIT improved primarily due to cost reductions and stranded cost removal throughout 2019.

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

OUTLOOK
Operating Segments & End-Market Expectations
In 2021, the Company expects continued volatility across crude oil, natural gas and feedstocks, driven by external macroeconomic and geopolitical factors, including the continuation of an uneven recovery from the COVID-19 pandemic. Overall, the Company expects crude oil prices to be, on average, higher than 2020 with an expectation of firming prices in the second half of the year. Crude oil fundamentals suggest global supply will meet or slightly lag demand; however, the uneven pandemic recovery could slow demand, leading to further volatility in prices.

The Company expects natural gas prices to remain competitive. The Company expects the U.S. & Canada gas supply to continue to recover through 2021. Robust supplies of natural gas are expected to keep domestic prices globally competitive. U.S. exports of liquefied natural gas ("LNG") are expected to remain strong. In Europe, the supply of natural gas is expected to continue to be plentiful, both from pipeline supply and from growing LNG imports.

In Packaging & Specialty Plastics, the global economic recovery is expected to drive demand growth, notably for flexible food and specialty packaging, industrial and consumer packaging and functional polymers. Integrated margins are expected to improve, supported by strong supply and demand fundamentals expected in the first half of the year and the Company’s regional feedstock cost advantages. Profitability could vary materially, particularly in the latter part of the year, depending on supply and demand dynamics, global gross domestic product ("GDP") growth rates, industry operating rates, timing of new industry capacity startups and fluctuations in global crude oil, natural gas and feedstock prices. The Hydrocarbons & Energy business expects to bring online approximately 130,000 metric tons of additional ethylene capacity in Canada as part of its suite of incremental growth investments. The new capacity is expected to come online in the first half of 2021.

In Industrial Intermediates & Infrastructure, above GDP top line growth is expected, driven by strong demand for products used in furniture and bedding, appliances, automotive, construction, electronics and pharma applications. Prices are expected to increase for most products, including continued recovery in monoethylene glycol pricing.

Supply and demand fundamentals for methylene diphenyl diisocyanate and propylene oxide are expected to remain consistent with what was experienced in 2020, with additional industry capacity anticipated to come online in 2021. Margins are also expected to improve, driven by demand growth.

In Performance Materials & Coatings, prices for siloxanes are expected to improve compared with 2020, but remain below peak pricing that was seen in 2018. Downstream silicones volume is expected to grow in excess of GDP, particularly for products used in mobility and transportation, high performance building and construction, industrial and consumer and electronics applications. The Company will continue to pursue incremental downstream silicones capacity debottleneck and growth projects to meet expected demand in consumer driven end-markets. Global architectural coatings and industrial coatings demand is anticipated to see continued recovery as the do-it-yourself and retail end-markets remain strong and contractor demand improves. Highly competitive environments in both architectural and industrial coatings are expected to continue, but the Company looks to capture opportunities from customers’ shift to sustainable chemistries where Dow has unique technologies and solutions to compete.

Other factors impacting operating segment profitability include:
•Planned maintenance turnaround spending is expected to be approximately $400 million higher, including joint ventures. Spending will be higher in the second and third quarters, as the COVID-19 pandemic delayed certain planned maintenance turnaround activities in 2020.
•Equity in earnings (losses) of nonconsolidated affiliates is expected to be flat compared with 2020 as projected margin improvements are expected to be partially offset by increased planned maintenance turnaround spending at joint ventures.

Projected Uses of Cash
Items that may impact the consolidated statements of cash flows in 2021 include:
•Required cash contributions to global pension plans are expected to be approximately $300 million.
•Capital expenditures are expected to be approximately $1.6 billion. The Company will adjust its spending through the year as economic conditions develop.
•Cash expenditures related to the Digital Acceleration program announced on January 28, 2021 are expected to be approximately $150 million in 2021.
•Cash outflows related to the Company's 2020 Restructuring Program, including restructuring implementation costs, are expected to be approximately $350 million.
•Cash dividends from equity companies are expected to be approximately $200 million lower than 2020.
•Cash outflows to drive further deleveraging are expected to be $1 billion.

Sadara debt re-profile
In January 2021, Sadara reached an agreement in principle with its lenders to re-profile Sadara’s outstanding project financing debt. Key features of the Sadara debt re-profile are expected to include:
•An extension of the contractual debt maturity from 2029 to 2038.
•A modified repayment schedule aligned with Sadara’s projected cash generation profile, including a grace period until June 2026 during which interest-only payments are required, and an excess cash sweep mechanism to prepay debt.
•No change to the notional debt amount and no other early repayment requirements.

As a result, Sadara is expected to have significantly improved cash flow self-sufficiency. The re-profiling agreements have not been finalized and remain subject to modification until the transaction formally closes, which is expected to occur in the first quarter of 2021. The impacts to Dow’s commitments are expected to include the following, which are in proportion to Dow’s 35 percent ownership interest in Sadara:
•Dow will provide guarantees for $1.3 billion of Sadara’s debt, effectively replacing approximately $4.0 billion of prior guarantees.
•Additionally, Dow will provide guarantees for its portion of all Sadara interest payments due during the grace period. Dow's pro-rata share of any potential shortfall will be funded by a new $500 million revolving credit facility guaranteed by Dow, which is expected to be established by Sadara in the first quarter of 2021.

•Dow’s existing $220 million letter of credit related to the guarantee of one future Sadara debt service schedule payment will be cancelled.

As a result of these actions, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021. The impact of the debt re-profiling efforts and related actions taken by the Company are not expected to have a material impact on the Company’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $5,104 million at December 31, 2020 and $2,367 million at December 31, 2019, of which $862 million at December 31, 2020 and $986 million at December 31, 2019, was held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to repatriation activities. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At December 31, 2020, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.			TDCC
In millions	2020	2019	2018	2020	2019	2018
Cash provided by (used for):
Operating activities - continuing operations	$6,252	$5,713	$3,096	$6,263	$5,706	$3,096
Operating activities - discontinued operations	(26)	217	1,158	—	371	1,158
Operating activities	6,226	5,930	4,254	6,263	6,077	4,254
Investing activities - continuing operations	(841)	(2,158)	(1,826)	(841)	(2,158)	(1,826)
Investing activities - discontinued operations	—	(34)	(369)	—	(34)	(369)
Investing activities	(841)	(2,192)	(2,195)	(841)	(2,192)	(2,195)
Financing activities - continuing operations	(2,764)	(4,077)	(5,351)	(2,801)	(4,224)	(5,351)
Financing activities - discontinued operations	—	(18)	(53)	—	(18)	(53)
Financing activities	(2,764)	(4,095)	(5,404)	(2,801)	(4,242)	(5,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	107	(27)	(99)	107	(27)	(99)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	2,728	(384)	(3,444)	2,728	(384)	(3,444)
Cash, cash equivalents and restricted cash at beginning of year	2,380	2,764	6,208	2,380	2,764	6,208
Cash, cash equivalents and restricted cash at end of year	$5,108	$2,380	$2,764	$5,108	$2,380	$2,764
Less: Restricted cash and cash equivalents, included in "Other current assets"	4	13	40	4	13	40
Cash and cash equivalents at end of year	$5,104	$2,367	$2,724	$5,104	$2,367	$2,724

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations increased in 2020 compared with 2019. The improvement was primarily due to a decrease in integration and separation costs. Also contributing to the improvement from the prior year was a decrease in performance-based compensation payments, a cash receipt for the refund of withholding tax related to the Nova ethylene asset matter and an increase in advance payments from customers, which were partially offset by a decrease in dividends received from nonconsolidated affiliates, a reduction in cash generated from working capital and a cash receipt in 2019 related to the Nova ethylene asset matter. Cash provided by operating activities from continuing operations increased in 2019 compared with 2018. The increase was primarily due to improvements in working capital, a cash receipt related to the Nova ethylene asset matter, advance payments from customers for product supply agreements, lower pension contributions and higher dividends received from nonconsolidated affiliates, which were partially offset by a decrease in cash earnings.

Net Working Capital and Current Ratio at Dec 31	Dow Inc.		TDCC
In millions	2020	2019	2020	2019
Current assets	$19,084	$16,815	$18,998	$16,733
Current liabilities	11,108	10,679	10,574	10,150
Net working capital	$7,976	$6,136	$8,424	$6,583
Current ratio	1.72:1	1.57:1	1.80:1	1.65:1

Working Capital Metrics	Three Months Ended [1]				Twelve Months Ended
	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Dec 31, 2020	Dec 31, 2019
Days sales outstanding in trade receivables	45	50	43	41	46	45
Days sales in inventory	69	72	63	57	65	65
Days payables outstanding	63	68	58	56	66	65
1.Due to the impacts related to the COVID-19 pandemic, quarterly working capital metrics are presented for 2020.

Cash provided by (used for) operating activities from discontinued operations in 2020 and 2019 primarily related to cash payments and receipts the Company had with DuPont and Corteva that related to certain agreements and matters related to the separation from DowDuPont. Cash provided by operating activities from discontinued operations decreased in 2019 compared with 2018, primarily due to the separation of AgCo and SpecCo on April 1, 2019. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities from continuing operations in 2020 was primarily for capital expenditures, purchases of investments, investments in and loans to nonconsolidated affiliates (related to Sadara) and acquisitions of property and businesses, which were partially offset by proceeds from sales and maturities of investments and proceeds from sales of property and businesses. Cash used for investing activities from continuing operations in 2019 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates, which were partially offset by proceeds from sales and maturities of investments. Cash used for investing activities from continuing operations in 2018 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits.

The Company loaned Sadara $333 million in 2020 ($473 million in 2019 and zero in 2018). As a result of Sadara's debt re-profiling, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021. See Notes 12 and 16 to the Consolidated Financial Statements for additional information.

The Company's capital expenditures related to continuing operations, including capital expenditures of consolidated variable interest entities, were $1,252 million in 2020, $1,961 million in 2019 and $2,091 million in 2018. Capital spending was lower in 2020 as the Company proactively reduced its capital expenditures to focus on cash and maintaining financial strength during the COVID-19 pandemic. The Company expects capital spending in 2021 to be approximately $1.6 billion. The Company will adjust its spending through the year as economic conditions develop.

Capital spending in 2018, 2019 and 2020, included spending related to certain U.S. Gulf Coast investment projects including: a NORDEL™ Metallocene EPDM production facility, a Low Density Polyethylene ("LDPE") production facility, a High Melt Index ("HMI") AFFINITY™ polymer production facility and debottlenecking of an existing bi-modal gas phase polyethylene production facility, all of which commenced operations in 2018; an expansion of the Company's new ethylene production facility in Freeport, Texas, which commenced operations in 2020, bringing the facility's total ethylene capacity to 2,000 kilotonnes per annum and making it the largest ethylene cracker in the world; the addition of a furnace to the Company's ethylene production facility in Alberta, Canada, which is expected to commence operations in the first half of 2021; and the retrofit of one of the Company's Louisiana steam crackers with Dow's proprietary fluidized catalytic dehydrogenation ("FCDh") technology to produce on-purpose propylene, which is expected by the end of 2021.

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

Cash Flows from Financing Activities
Cash used for financing activities from continuing operations in 2020 included payments on long-term debt, changes in short-term notes payable and transaction financing, debt issuance and other costs, which were partially offset by proceeds from issuance of long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock and TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities from continuing operations in 2019 included payments on long-term debt and dividends paid to DowDuPont, which were partially offset by proceeds from issuance of long-term debt. In addition, Dow Inc. received cash as part of the separation from DowDuPont, which was more than offset by dividends paid to stockholders and purchases of treasury stock. Cash used for financing activities in continuing operations in 2018 included dividends paid to DowDuPont and payments of long-term debt, which were partially offset by proceeds from issuance of long-term debt. See Notes 15 and 18 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt and the Company's share repurchases and dividends.

Cash used for financing activities from discontinued operations in 2019 and 2018 primarily related to distributions to noncontrolling interests and employee taxes paid for share-based payment arrangements.

Non-GAAP Cash Flow Measures
Cash Flows from Operating Activities - Continuing Operations - Excluding Impact of ASU 2016-15
Cash flows from operating activities - continuing operations, excluding the impact of Accounting Standards Update ("ASU") 2016-15, is defined as cash provided by operating activities - continuing operations, excluding the impact of ASU 2016-15 and related interpretive guidance. Management believes this non-GAAP financial measure is relevant and meaningful as it presents cash flows from operating activities inclusive of all trade accounts receivable collection activity, which Dow utilizes in support of its operating activities. This measure is only applicable for the year ended December 31, 2018 as there were no sales of trade accounts receivable under the applicable programs for the years ended December 31, 2020 and 2019.

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

Operating EBITDA and Pro Forma Operating EBITDA
Dow defines Operating EBITDA (for the year ended December 31, 2020) as earnings (i.e., "Income from continuing operations before income taxes") before interest, depreciation and amortization, excluding the impact of significant items. Pro forma Operating EBITDA (for the years ended December 31, 2019 and 2018) is defined as earnings (i.e. "Income (loss) from continuing operations before income taxes") before interest, depreciation and amortization, plus pro forma adjustments, excluding the impact of significant items.

Cash Flow Conversion
Dow defines cash flow conversion (Operating EBITDA or pro forma Operating EBITDA to cash flow from operations) as cash flows from operating activities - continuing operations, excluding the impact of ASU 2016-15, divided by Operating EBITDA or pro forma Operating EBITDA. Management believes cash flow conversion is an important financial metric as it helps the Company determine how efficiently it is converting its earnings into cash flow.

These financial measures are not recognized in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be viewed as alternatives to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, Dow's definitions may not be consistent with the methodologies used by other companies.

Reconciliation of Non-GAAP Cash Flow Measures	Dow Inc.
In millions	2020	2019	2018
Cash provided by operating activities - continuing operations (GAAP)	$6,252	$5,713	$3,096
Impact of ASU 2016-15 and related interpretive guidance	—	—	657
Cash flows from operating activities - continuing operations - excluding impact of ASU 2016-15 (non-GAAP)	$6,252	$5,713	$3,753
Capital expenditures	(1,252)	(1,961)	(2,091)
Free cash flow (non-GAAP)	$5,000	$3,752	$1,662

Reconciliation of Cash Flow Conversion	Dow Inc.
In millions	2020	2019 [1]	2018 [1]
Income (loss) from continuing operations, net of tax (GAAP)	$1,294	$(1,717)	$2,940
+ Provision for income taxes on continuing operations	777	470	809
Income (loss) from continuing operations before income taxes	$2,071	$(1,247)	$3,749
- Interest income	38	81	82
+ Interest expense and amortization of debt discount	827	933	1,063
+ Pro forma adjustments ²	—	65	180
- Significant items ³	145	(4,682)	(1,326)
Operating EBIT (non-GAAP)	$2,715	$4,352	$6,236
+ Depreciation and amortization	2,874	2,938	2,909
Operating EBITDA (non-GAAP)	$5,589	$7,290	$9,145
Cash flows from operating activities - continuing operations - excluding impact of ASU 2016-15 (non-GAAP)	$6,252	$5,713	$3,753
Cash flow conversion (Operating EBITDA or pro forma Operating EBITDA to cash flow from operations) (non-GAAP)	111.9%	78.4%	41.0%
1.Operating EBIT, depreciation and amortization and Operating EBITDA for the years ended December 31, 2019 and 2018 are presented on a pro forma basis.
2.Pro forma adjustments for the years ended December 31, 2019 and 2018 include: (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont and (2) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs).
3.The year ended December 31, 2020 includes integration and separation costs, restructuring and asset related charges - net, a gain on a warranty accrual adjustment of an exited business, restructuring implementation costs, a net gain on divestitures and asset sale, a gain related to a legal matter with Nova, a loss on early extinguishment of debt and a loss associated with agreements entered into with DuPont and Corteva as part of the separation and distribution. The year ended December 31, 2019 includes integration and separation costs, restructuring, goodwill impairment and asset related charges - net, a gain on a warranty accrual adjustment of an exited business, environmental charges, a loss related to previous divestitures, a loss on early extinguishment of debt, a net gain related to litigation matters and a loss associated with agreements entered into with DuPont and Corteva as part of the separation and distribution. The year ended December 31, 2018 includes a post-closing adjustment related to the Dow Silicones ownership restructure, integration and separation costs, restructuring and asset related charges - net, a gain on divestiture and a loss on early extinguishment of debt. See Note 26 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at December 31, 2020. Cash and committed and available forms of liquidity were $14.6 billion at December 31, 2020. The Company also has no substantive long-term debt maturities until the second half of 2024. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at December 31, 2020 ($151 million at December 31, 2019). TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. Subsequent to December 31, 2020, TDCC issued approximately $1.3 billion of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At December 31, 2020, TDCC had total committed and available credit facilities of $8.1 billion. In 2020, Dow Silicones voluntarily repaid $2.0 billion of principal under a certain third party credit agreement. See Note 15 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time. See Note 14 to the Consolidated Financial Statements for additional information.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At December 31, 2019, the Company had monetized $85 million of its existing COLI policies' value. In the first nine months of 2020, the Company monetized an additional $211 million as a proactive measure to bolster liquidity at the onset of the COVID-19 pandemic. In the fourth quarter of 2020, the Company repaid all existing drawdowns against the cash surrender value, which resulted in no monetization of its existing COLI policies' value at December 31, 2020. See Note 7 to the Consolidated Financial Statements for additional information.

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

Letters of Credit
TDCC utilizes letters of credit to support commitments made in the ordinary course of business. While the terms and amounts of letters of credit change, TDCC generally has approximately $400 million of outstanding letters of credit at any given time. In addition, at December 31, 2020, the Company had a $220 million outstanding letter of credit related to the Company’s share of one future debt service schedule payment of Sadara. See Note 16 to the Consolidated Financial Statements for additional information related to guarantees.

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

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At December 31, 2020, net debt as a percent of total capitalization for Dow Inc. and TDCC decreased to 47.9 percent and 46.8 percent, respectively, compared with 50.9 percent and 49.6 percent, respectively, at December 31, 2019.

Total Debt at Dec 31	Dow Inc.		TDCC
In millions	2020	2019	2020	2019
Notes payable	$156	$586	$156	$586
Long-term debt due within one year	460	435	460	435
Long-term debt	16,491	15,975	16,491	15,975
Gross debt	$17,107	$16,996	$17,107	$16,996
- Cash and cash equivalents	5,104	2,367	5,104	2,367
- Marketable securities [1]	45	21	45	21
Net debt	$11,958	$14,608	$11,958	$14,608
Gross debt as a percent of total capitalization	56.8%	54.7%	55.8%	53.3%
Net debt as a percent of total capitalization	47.9%	50.9%	46.8%	49.6%
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

In August 2020, the Company issued $2.0 billion aggregate principal amount of notes. The notes included $850 million aggregate principal amount of 2.1 percent notes due 2030 and $1.15 billion aggregate principal amount of 3.6 percent notes due 2050 (together, the "Notes"). In September 2020, TDCC also used $556 million of aggregate proceeds from the Notes to fund cash tender offers for certain of its debt securities and certain debt securities of Union Carbide, of which $493 million aggregate principal amount was tendered and retired.

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

TDCC’s public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC’s consolidated indebtedness as defined in the Revolving Credit Agreement was 0.53 to 1.00 at December 31, 2020. Management believes TDCC was in compliance with all of its covenants and default provisions at December 31, 2020.

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

No such events have occurred or have been triggered at the time of the filing of this Annual Report on Form 10-K. See Note 15 to the Consolidated Financial Statements for information related to TDCC’s notes payable and long-term debt activity and information on TDCC’s debt covenants and default provisions.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
TDCC's credit ratings at January 31, 2021 were as follows:

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

Dividends
Dow Inc.
The following table provides dividends paid to common stockholders for the years ended December 31, 2020, 2019 and 2018:

Dividends Paid for the Years Ended Dec 31	2020	2019 [1]	2018 [2]
In millions, except per share amounts
Dividends paid, per common share	$2.80	$2.10	N/A
Dividends paid to common stockholders	$2,071	$1,550	N/A
1.Reflects Dow Inc. activity subsequent to the separation from DowDuPont.
2.In 2018, the common stock of Dow Inc. and TDCC was owned solely by DowDuPont and therefore the Company did not have publicly traded stock.

TDCC
Effective with the Merger, TDCC no longer has publicly traded common stock. From the Merger Date through March 31, 2019, TDCC's common shares were owned solely by DowDuPont. Pursuant to the Merger Agreement, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. Funding was accomplished through intercompany loans. On a quarterly basis, TDCC's Board reviewed and determined a dividend distribution to DowDuPont to settle the intercompany loans. The dividend distribution considered the level of TDCC’s earnings and cash flows and the outstanding intercompany loan balances. TDCC declared and paid dividends to DowDuPont of $535 million for the year ended December 31, 2019 and $3,711 million for the year ended December 31, 2018. See Note 25 to the Consolidated Financial Statements for additional information.

Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders, share repurchases and certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the year ended December 31, 2020, TDCC declared and paid dividends to Dow Inc. of $2,233 million ($201 million for the year ended December 31, 2019). At December 31, 2020, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 25 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
Dow Inc.
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. In 2020, Dow Inc. repurchased $125 million of the Company's common stock. At December 31, 2020, approximately $2.4 billion of the share repurchase program authorization remained available for repurchases. The Company will continue to evaluate the repurchase of additional shares to cover dilution as economic conditions develop.

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

In 2020, 2019 and 2018, the Company contributed $299 million, $261 million and $1,651 million to its continuing operations pension plans respectively, including contributions to fund benefit payments for its non-qualified pension plans ($299 million, $266 million and $1,656 million, including contributions to plans of discontinued operations). In the third quarter of 2018, the Company made a $1,100 million discretionary contribution to its principal U.S. pension plan, which is included in the 2018 contribution amount above. The discretionary contribution was primarily based on the Company's funding policy, which permits contributions to defined benefit pension plans when economics encourage funding, and reflected considerations relating to tax deductibility and capital structure.

The Company expects to contribute approximately $300 million to its pension plans in 2021. See Note 20 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

Restructuring Programs
The actions related to the 2020 Restructuring Program are expected to result in additional cash expenditures of approximately $365 million, primarily through the first quarter of 2022, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, are expected to result in additional cash expenditures of approximately $150 million, primarily through the third quarter of 2022.

The activities related to the Synergy Program are expected to result in additional cash payments of approximately $35 million, primarily through the second quarter of 2021, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation.

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

Digital Acceleration
On January 28, 2021, Dow announced plans for Digital Acceleration: expanding digital tools to accelerate materials science innovation; further enhancing the e-commerce buying and fulfillment experience for Dow's customers; and adopting real-time digital manufacturing insights, operational data intelligence and demand sensing to enhance the productivity and reliability of Dow’s operations. The activities related to Digital Acceleration are expected to result in additional cash expenditures of approximately $400 million, primarily through the end of 2022.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities and costs related to the ownership restructure of Dow Silicones, were $239 million in 2020, $1,063 million and $1,039 million for Dow Inc. and TDCC, respectively, in 2019 and $1,179 million in 2018. Integration and separation costs related to post-Merger integration and business separation activities were completed as of December 31, 2020.

Contractual Obligations
The following table summarizes the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2020. Additional information related to these obligations can be found in Notes 15, 16, 17 and 20 to the Consolidated Financial Statements.

Contractual Obligations at Dec 31, 2020	Payments Due In
In millions	2021	2022-2023	2024-2025	2026 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$460	$617	$1,796	$14,443	$17,316
Expected cash requirements for interest [2]	764	1,453	1,354	8,368	11,939
Pension and other postretirement benefits	421	1,201	1,586	8,625	11,833
Operating leases [3]	477	699	406	703	2,285
Purchase obligations [4]	2,624	4,082	3,292	3,384	13,382
Other noncurrent obligations [5]	—	1,059	717	1,394	3,170
Total	$4,746	$9,111	$9,151	$36,917	$59,925
TDCC
Long-term debt obligations [1]	$460	$617	$1,796	$14,443	$17,316
Expected cash requirements for interest [2]	764	1,453	1,354	8,368	11,939
Pension and other postretirement benefits	421	1,201	1,586	8,625	11,833
Operating leases [3]	477	699	406	703	2,285
Purchase obligations [4]	2,624	4,082	3,292	3,384	13,382
Other noncurrent obligations [5]	—	1,025	619	1,371	3,015
Total	$4,746	$9,077	$9,053	$36,894	$59,770
1.Excludes unamortized debt discount and issuance costs of $365 million. Includes finance lease obligations of $518 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at December 31, 2020, and includes $235 million of various floating rate notes.
3.Includes imputed interest of $348 million.
4.Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.
5.Includes liabilities related to asbestos litigation, environmental remediation, legal matters and other noncurrent liabilities. In addition to these items, Dow Inc. includes liabilities related to noncurrent obligations with DuPont and Corteva. The table excludes uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities and deferred tax liabilities as it is impractical to determine whether there will be a cash impact related to these liabilities. The table also excludes deferred revenue and negative investment balances related to equity method investments as these items do not represent future cash requirements arising from contractual payment obligations.

The Company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate these entities (see Note 24 to the Consolidated Financial Statements). In addition, see Note 14 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. The Company had outstanding guarantees at December 31, 2020 of $251 million, compared with $3,952 million at December 31, 2019. In the fourth quarter of 2020, the remaining project completion conditions related to the Sadara project finance guarantees were fulfilled. Additional information related to guarantees can be found in the “Guarantees” section of Note 16 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 20 to the Consolidated Financial Statements for information related to fair value measurements of pension and other postretirement benefit plan assets; see Note 22 for information related to other-than-temporary impairments; and, see Note 23 for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Following are the Company’s accounting policies impacted by judgments, assumptions and estimates:

Litigation
The Company is subject to legal proceedings and claims arising out of the normal course of business including product liability, patent infringement, employment matters, governmental tax and regulation disputes, contract and commercial litigation and other actions. The Company routinely assesses the legal and factual circumstances of each matter, the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers covering various timeframes. These policies may provide coverage that could be utilized to minimize the financial impact, if any, of certain contingencies. The required reserves may change in the future due to new developments in each matter. For further discussion, see Note 16 to the Consolidated Financial Statements.

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

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 16 to the Consolidated Financial Statements.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. At December 31, 2020, the Company had accrued obligations of $1,244 million for probable environmental remediation and restoration costs, including $248 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 16 to the Consolidated Financial Statements.

Goodwill
The Company performs goodwill impairment testing at the reporting unit level. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company tests goodwill for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. The separation from DowDuPont on April 1, 2019, did not impact the composition of the Company's six reporting units: Coatings & Performance Monomers, Consumer Solutions, Hydrocarbons & Energy, Industrial Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals. The ECP businesses received as part of the separation from DowDuPont are included in the Hydrocarbons & Energy and Packaging and Specialty Plastics reporting units. At December 31, 2020, goodwill was carried by five out of six of the Company's reporting units.

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

2020 Goodwill Impairment Testing
In 2020, there were no events or changes in circumstances that warranted interim goodwill impairment testing. In the fourth quarter of 2020, qualitative testing was performed for all reporting units carrying goodwill. Based on the results of the qualitative testing, quantitative testing was performed on one reporting unit. For the qualitative assessments, management considered factors at both the Company level and the reporting unit level. Based on the qualitative assessments for the reporting units, management concluded it is not more likely than not that the fair value of the reporting unit is less than the carrying value of the reporting unit. For the quantitative testing, the fair value exceeded the carrying value of the reporting unit.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2020, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 20 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent 68 percent of the Company’s pension plan assets and 69 percent of the pension obligations.

The Company uses the spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs for the U.S. and other selected countries. Under the spot rate approach, the Company calculates service cost and interest cost by applying individual spot rates from the Willis Towers Watson RATE:Link yield curve (based on high-quality corporate bond yields) for each selected country to the separate expected cash flow components of service cost and interest cost; service cost and interest cost for all other plans (including all plans prior to adoption) are determined on the basis of the single equivalent discount rates derived in determining those plan obligations.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Company's Investment Committee and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2020 was 7.95 percent. The weighted-average assumption to be used for determining 2021 net periodic pension expense is 7.96 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. qualified plans are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the Company’s U.S. plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted average discount rate utilized to measure pension obligations decreased to 2.71 percent at December 31, 2020, from 3.41 percent at December 31, 2019.

At December 31, 2020, the U.S. qualified plans were underfunded on a projected benefit obligation basis by $5,873 million. The underfunded amount increased $1,105 million compared with December 31, 2019. The increase in the underfunded amount in 2020 was primarily due to the impact of lower discount rates, which was partially offset by overall favorable asset returns. The Company did not make contributions to the U.S. qualified plans in 2020.

The assumption for the long-term rate for the compensation levels for the U.S. qualified plans was unchanged. The Company uses a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to the Company’s significant pension plans.

The Company bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value will be impacted when previously deferred gains or losses are recorded. Over the life of the plans, both gains and losses have been recognized and amortized. At December 31, 2020, net gains of $1,396 million remain to be recognized in the calculation of the market-related value of plan assets. These net gains will result in decreases in future pension expense as they are recognized in the market-related value of assets.

The net increase in the market-related value of assets due to the recognition of prior gains is presented in the following table:

Net Increase in Market-Related Asset Value Due to Recognition of Prior Gains
In millions
2021	$359
2022	182
2023	627
2024	228
Total	$1,396

At December 31, 2020, the Company expects pension expense to decrease in 2021 by approximately $25 million. The decrease in pension expense is primarily due to the lower interest cost component.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s total pension expense for 2021 by $61 million. A 25 basis point increase in the discount rate assumption would lower the Company's total pension expense for 2021 by $55 million. A 25 basis point decrease in the discount rate assumption would increase the Company's total pension expense for 2021 by $60 million. A 25 basis point change in the long-term return and discount rate assumptions would have an immaterial impact on the other postretirement benefit expense for 2021.

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

At December 31, 2020, the Company had a net deferred tax asset balance of $1,810 million, after valuation allowances of $1,302 million.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

At December 31, 2020, the Company had deferred tax assets for tax loss and tax credit carryforwards of $2,004 million, $708 million of which is subject to expiration in the years 2021 through 2025. In order to realize these deferred tax assets for tax loss and tax credit carryforwards, the Company needs taxable income of approximately $27,331 million across multiple jurisdictions. The taxable income needed to realize the deferred tax assets for tax loss and tax credit carryforwards that are subject to expiration from 2021 through 2025 is approximately $6,405 million.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2020, the Company had uncertain tax positions for both domestic and foreign issues of $373 million.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. At December 31, 2020, the Company had a non-income tax contingency reserve for both domestic and foreign issues of $33 million.

Indemnification Assets and Liabilities
In connection with the 2019 separation from DowDuPont and the 2016 ownership restructure of Dow Silicones, Dow entered into agreements that established each party’s indemnification obligations for certain tax, environmental, litigation and other matters, subject to certain conditions and limits. The Company records indemnification assets when collection is deemed probable and engages with indemnifying parties and assesses publicly available information to evaluate collectability. The underlying tax, environmental, litigation and other liabilities for which the Company claims indemnification are subject to significant judgment and potential disputes could adversely impact collectability. The Company assesses the collectability of indemnification assets when events or changes in circumstances indicate the carrying values may not be recoverable. At December 31, 2020, indemnification assets were $225 million and $115 million for Dow Inc. and TDCC, respectively ($210 million and $100 million for Dow Inc. and TDCC respectively at December 31, 2019).

The Company records indemnification liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2020, indemnification liabilities related to the agreements were $657 million for Dow Inc. and zero for TDCC ($848 million for Dow Inc. and zero for TDCC at December 31, 2019). This represents management’s best estimate of the Company’s obligations under the agreements, although it is reasonably possible that future events could cause the actual values to be higher or lower than those projected or those recorded. For further discussion, see Notes 3 and 16 to the Consolidated Financial Statements.

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

The Company believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. Numerous Dow sites in Europe, Latin America, Asia Pacific and the U.S. & Canada have received third-party verification of the Company’s compliance with Responsible Care® and with outside specifications such as ISO-14001. The Company continues to be a global champion of Responsible Care® and has worked to broaden the application and impact of Responsible Care® around the world through engagement with suppliers, customers and joint venture partners.

The Company’s EH&S policies helped to achieve health and safety performance targets in 2020. The Company’s safety continued to improve in 2020 based on process and personal safety project implementations. Improvement in these areas, as well as environmental compliance, remains a top management priority, with initiatives underway to further improve performance and compliance in 2021 as the Company continues to implement the 2025 Sustainability Goals and new, progressive, multi-decade sustainability targets around advancing a circular economy and climate protection.

Detailed information on Dow’s performance regarding environmental matters and goals is accessible through the Company's Science & Sustainability webpage at www.dow.com/sustainability. The website and its content are not deemed incorporated by reference into this report.

Chemical Security
Public and political attention continues to be placed on the protection of critical infrastructure, including the chemical industry, from security threats. Terrorist attacks, natural disasters and cyber incidents have increased global concerns about the security and safety of chemical production and distribution. Many, including the Company and the American Chemistry Council, have called for uniform risk-based and performance-based national standards for securing the U.S. chemical industry. U.S. regulations set forth risk-based and performance-based standards that must be met at U.S. Coast Guard-regulated facilities. The Company is subject to U.S. Chemical Plant Security regulations and Chemical Facility Anti-Terrorism Standards which were implemented by the U.S. Department of Homeland Security. The Company is also subject to the requirements of the Rail Transportation Security Rule issued by the U.S. Transportation Security Administration. The Company continues to support uniform risk-based national standards for securing the chemical industry.

Since 1988, the Company has maintained a comprehensive, multi-level security plan that focuses on security, emergency planning, preparedness and response. This plan, which has been activated in response to significant world and national events, is reviewed on an annual basis. The Company continues to improve its security plans, placing emphasis on the safety of Dow communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. The security plan includes regular vulnerability assessments, security audits, mitigation efforts and physical security upgrades designed to reduce vulnerability. The Company’s security plans are also designed to avert interruptions of normal business operations that could materially and adversely affect the Company’s results of operations, financial condition and cash flows.

The Company played a key role in the development and implementation of the American Chemistry Council’s Responsible Care® Security Code ("Security Code"), which requires that all aspects of security – including facility, transportation and cyberspace – be assessed and gaps addressed. Through the global implementation of the Security Code, the Company has permanently heightened the level of security – not just in the United States, but worldwide. The Company employs several hundred employees and contractors in its Emergency Services and Security department worldwide. In 2019, the Company established its Global Security Operations Center ("GSOC") to provide 24-hour/day, 365-day/year real-time monitoring of global risks to Dow assets and people. The GSOC employs state-of-the-art social media monitoring, threat reporting and geo-fencing capabilities to analyze global risks and report those risks, facilitating decision-making and actions to prevent Dow crises.

Through the implementation of the Security Code, including voluntary security enhancements and upgrades, the Company is well-positioned to comply with U.S. chemical facility regulations and other regulatory security frameworks. The Company participates with the American Chemistry Council to periodically review and update the Security Code.

The Company continues to work collaboratively across the supply chain on Responsible Care®, supply chain design, emergency preparedness, shipment visibility and transportation of hazardous materials. The Company cooperated with public and private entities to lead the implementation of advanced tank car design, and track and trace technologies. Further, the Company’s Distribution Risk Review process addresses potential threats in all modes of transportation across the Company’s supply chain. To reduce vulnerabilities, the Company maintains security measures that meet or exceed regulatory and industry security standards in all areas in which they operate.

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

Climate Change
Climate change matters for the Company are likely to be driven by several categories of risks related to the transition to a lower-carbon economy (“Transition Risks”) and risks related to the physical impacts of climate change (“Physical Risks”).

Transition Risks
Transition Risks include carbon pricing mechanisms, transition to lower emissions technology, increased cost of raw materials, and mandates on and regulation of existing products and services. Carbon pricing is a market-based strategy for lowering global warming emissions by putting a monetary value on carbon emissions, allowing for the costs of climate impacts and opportunities for low-carbon energy options to be reflected in production and consumption choices. Approximately 35 percent of Dow’s carbon emissions are generated from operations in Canada and the European Union (“EU”) where carbon pricing is already in place. As part of the European Green Deal, the European Commission proposed a 2030 greenhouse gas (“GHG”) emissions reduction target of at least 55 percent below 1990 levels, with a goal for the EU to be carbon neutral by 2050. In China, an emissions trading system, initially proposed to cover the power sector only, is expected to gradually expand to cover a total of eight sectors, including the petrochemical and chemical industries, though no specific timeline for implementation and expansion has been outlined.

These carbon pricing mechanisms will not only increase Dow’s direct costs to operate but will also result in increased energy costs. Dow mitigates the direct cost impact of existing regulation through research and development projects designed to increase energy efficiency, and capital investment projects that will reduce the Company’s energy usage and carbon footprint. The Company is also exploring options for carbon capture, utilization and storage (“CCUS”) and electrification of Dow’s processes. Dow sees CCUS as a mechanism to help bridge the time period between the onset of increased carbon regulation and the technology available to economically reduce Dow’s GHG emissions. Dow also incorporates a theoretical internal carbon price into its business planning and risk management strategies. This theoretical price of carbon is also included in internal calculations used for prioritizing capital projects. Ultimately the goal of utilizing an internal carbon price is to mitigate the risk of Dow’s carbon exposure to help ensure future resiliency.

Physical Risks
Operationally, climate change may result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which can disrupt operations. Several of Dow’s production facilities are located in water-scarce areas and water shortages could impact normal production. Changes in average precipitation could have an impact on the availability and price of water. The Company has engineered susceptible facilities, particularly on the U.S. Gulf Coast, to better withstand severe weather and rising sea levels, and continues to study the long-term implications of changing climate parameters on water availability, plant siting issues and other impacts. Preparedness plans are developed that detail actions needed in the event of severe weather. These measures have historically been in place and these activities and associated costs are driven by normal operational preparedness.

In 2019, the most recent period for which data is available, the Company’s greenhouse gas intensity was down approximately 3 percent from 2018 and by a total of approximately 13 percent since the baseline year of 2006. In addition, the Company is on track to meet its target of purchasing 750 megawatts of renewable power by 2025.

The Company continues progress toward its defined 2025 Sustainability Goals and is taking further action to lessen its carbon impact moving forward. In June 2020, the Company announced a new, multi-decade carbon target to reduce its net annual carbon emission by 5 million metric tons compared with its 2020 baseline, a reduction of approximately 15 percent, and an intention to be carbon neutral (Scopes 1+2+3, as defined by the Greenhouse Gas Protocol, plus product benefits) by 2050.

Dow’s action plan to achieve carbon neutrality by 2050 includes:
•Optimizing energy efficiency of facilities and processes
•Increasing renewables in purchased power mix
•Investments in CCUS
•Developing low-carbon technologies for emission reductions
•Deploying materials to enable emissions reductions for customers and industries

The Company intends to meet its commitment to implement the recommendations of the Task Force on Climate-related Financial Disclosures ("TCFD") over the next two years. Disclosures aligned with TCFD recommendations will be included in the Company’s annual Sustainability Report.

Environmental Remediation
The Company accrues the costs of remediation of its facilities and formerly owned facilities based on current law and regulatory requirements. The nature of such remediation can include management of soil and groundwater contamination. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and the ability to apply remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had an accrued liability of $996 million at December 31, 2020, related to the remediation of current or former Dow-owned sites. At December 31, 2019, the liability related to remediation was $948 million.

In addition to current and former Dow-owned sites, under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws (hereafter referred to collectively as "Superfund Law"), the Company is liable for remediation of other hazardous waste sites where the Company allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, the Company has evaluated its potential liability in light of the number of other companies that have also been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites was $248 million at December 31, 2020 ($207 million at December 31, 2019). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites [1]		Superfund Sites [2]
	2020	2019	2020	2019
Number of sites at Jan 1	178	178	133	131
Sites added during year	7	7	—	6
Sites closed during year	—	(7)	(1)	(4)
Number of sites at Dec 31	185	178	132	133
1.Dow-owned sites are sites currently or formerly owned by the Company. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law. At December 31, 2020, 24 of these sites (28 sites at December 31, 2019) were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50 percent interest. The Company sold its interest in Dowell Schlumberger in 1992.
2.Superfund sites are sites, including sites not owned by the Company, where remediation obligations are imposed by Superfund Law.

Additional information is provided below for the Company’s Midland, Michigan, manufacturing site and Midland off-site locations (collectively, the "Midland sites"), as well as a Superfund site in Wood-Ridge, New Jersey, the locations for which the Company has the largest potential environmental liabilities.

In the early days of operations at the Midland manufacturing site, wastes were usually disposed of on-site, resulting in soil and groundwater contamination, which has been contained and managed on-site under a series of Resource Conservation and Recovery Act permits and regulatory agreements. The Hazardous Waste Operating License for the Midland manufacturing site, issued in 2003, and renewed and replaced in September 2015, also included provisions for the Company to conduct an investigation to determine the nature and extent of off-site contamination from historic Midland manufacturing site operations. In January 2010, the Company, the U.S. Environmental Protection Agency ("EPA") and the State of Michigan ("State") entered into an Administrative Order on Consent that requires the Company to conduct a remedial investigation, a feasibility study and a remedial design for the Tittabawassee River, the Saginaw River and the Saginaw Bay, and pay the oversight costs of the EPA and the State under the authority of CERCLA. See Note 16 to the Consolidated Financial Statements for further information relating to Midland off-site environmental matters.

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

At December 31, 2020, the Company had accrued liabilities totaling $370 million ($368 million at December 31, 2019) for environmental remediation at the Midland and Wood-Ridge sites. In 2020, the Company spent $53 million ($32 million in 2019) for environmental remediation at the Midland and Wood-Ridge sites.

During the third quarter of 2020, the Company accrued additional liabilities totaling $106 million related to environmental remediation matters resulting from the Company's evaluation of the costs required to manage remediation activities at sites Dow will permanently shut down as part of its 2020 Restructuring Program. In addition, the Company recorded indemnification assets of $50 million related to Dow Silicones' environmental matters. Net of indemnifications, the Company recognized a pretax charge of $56 million related to these environmental matters, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

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

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $1,244 million at December 31, 2020, compared with $1,155 million at December 31, 2019. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $234 million in 2020, $588 million in 2019 and $176 million in 2018. The amounts charged to income on a pretax basis related to operating the Company's current pollution abatement facilities, excluding internal recharges, totaled $616 million in 2020, $677 million in 2019 and $695 million in 2018. Capital expenditures for environmental protection were $80 million in 2020, $83 million in 2019 and $55 million in 2018.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2020	2019	2018
Claims unresolved at Jan 1	11,117	12,780	15,427
Claims filed	4,857	5,743	6,599
Claims settled, dismissed or otherwise resolved	(6,848)	(7,406)	(9,246)
Claims unresolved at Dec 31	9,126	11,117	12,780
Claimants with claims against both Union Carbide and Amchem	(2,904)	(3,837)	(4,675)
Individual claimants at Dec 31	6,222	7,280	8,105

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

For additional information see Part I, Item 3. Legal Proceedings and Asbestos-Related Matters of Union Carbide Corporation in Note 16 to the Consolidated Financial Statements.

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

The global nature of the Company’s business requires active participation in the foreign exchange markets. The Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign currency risk management is to optimize the U.S. dollar value of net assets and cash flows. To achieve this objective, the Company hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Chinese yuan, the Japanese yen and the Thai baht, although exposures also exist in other currencies in Asia Pacific, Latin America, the Middle East, Africa, India and Canada.

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

The Company uses value-at-risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by the Company is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The 2020 and 2019 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type at Dec 31	2020		2019
In millions	Year-end	Average	Year-end	Average
Commodities	$23	$19	$7	$12
Equity securities	18	17	10	11
Foreign exchange	11	15	43	36
Interest rate	142	153	77	69
Composite	$194	$204	$137	$128

The Company’s composite VAR for the aggregate of all positions increased from $137 million at December 31, 2019 to $194 million at December 31, 2020. The commodities VAR increased due to an increase in managed exposures and an increase in commodity volatility. The equity securities VAR increased due to an increase in equity volatility. The foreign exchange VAR decreased due to a decrease in managed exposures. The interest rate VAR increased due to an increase in interest rate volatility and an increase in interest rate exposure. See Note 22 to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dow Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dow Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 1 to the financial statements, in the first quarter of 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill – Annual Impairment Assessment – Refer to Note 1 and Note 13 to the financial statements
Critical Audit Matter Description
The Company tests goodwill for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge. As of December 31, 2020, the Company has six reporting units, all but one of which have goodwill.

Throughout 2020, the Coronavirus (COVID-19) has had substantial negative impact on the results of the Company’s operations and financial performance of its reporting units. With unprecedented volatility in global financial and commodities markets, the Company’s reporting units experienced decreased demand in certain end-customer markets, changes in supply and demand fundamentals, and margin compression caused by lowering of global energy prices. Given the uncertainty as to the ultimate severity and duration of the COVID-19 pandemic, the volatility in the value of Company’s shares, and uneven course of economic recovery, leading up to its annual goodwill impairment test in the fourth quarter the Company continuously monitored the impact of the pandemic on its reporting units to determine if it was more likely than not that the fair value was less than the carrying value for any of its reporting units. Based on the results of qualitative assessments completed as part of the annual impairment test for all reporting units, the Company moved to performing a quantitative test for one reporting unit. The discounted cash flows of this reporting unit supported a fair value in excess of the carrying value and as such no goodwill impairment charges were recorded.
Given the significant judgments made by management to estimate the fair value of the reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin required a high degree of auditor judgment and an increased extent of effort, including the assistance of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin for the reporting unit subject to the quantitative test included the following, among other procedures:
•With the assistance of our fair value specialists, we tested the effectiveness of internal controls over the goodwill impairment evaluation, including controls over the selection of the discount rates and over forecasts of future revenue growth rates, EBITDA, and EBITDA margin.
•We performed a retrospective review comparing actual revenue and EBITDA results of the reporting unit for 2020 to the forecasted results from 2019.
•We performed a retrospective review comparing management’s estimates and assumptions relating to revenue, EBITDA, and EBITDA margin projections for the reporting unit used for the purpose of current year’s annual impairment test to the projections previously used in connection with the prior year annual impairment test.
•We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting unit to those used by management in other annual forecasting activities.
•With the assistance of our fair value specialists, we performed a benchmarking exercise comparing management’s estimates and assumptions related to revenue growth, EBITDA and EBITDA margin for the reporting unit as of the measurement date to the revenue growth, EBITDA and EBITDA margins of a peer group of public companies for the most recent three years and the projection period.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 5, 2021

We have served as the Company's auditor since 1905.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of The Dow Chemical Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 1 to the financial statements, in the first quarter of 2019, the Company changed the method of accounting for leases due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Goodwill – Annual Impairment Assessment – Refer to Note 1 and Note 13 to the financial statements
Critical Audit Matter Description
The Company tests goodwill for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances, indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. In performing quantitative assessments, the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”), and EBITDA margin. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge. At December 31, 2020, the Company has six reporting units, all but one of which have goodwill.

Throughout 2020, the Coronavirus (COVID-19) has had substantial negative impact on the results of the Company’s operations and financial performance of its reporting units. With unprecedented volatility in global financial and commodities markets, the Company’s reporting units experienced decreased demand in certain end-customer markets, changes in supply and demand fundamentals, and margin compression caused by lowering of global energy prices. Given the uncertainty as to the ultimate severity and duration of the COVID-19 pandemic, the volatility in the value of Company’s shares, and uneven course of economic recovery, leading up to its annual goodwill impairment test in the fourth quarter the Company continuously monitored the impact of the pandemic on its reporting units to determine if it was more likely than not that the fair value was less than the carrying value for any of its reporting units. Based on the results of qualitative assessments completed as part of the annual impairment test for all reporting units, the Company moved to performing a quantitative test for one reporting unit. The discounted cash flows of this reporting unit supported a fair value in excess of the carrying value and as such no goodwill impairment charges were recorded.
Given the significant judgments made by management to estimate the fair value of the reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin required a high degree of auditor judgment and an increased extent of effort, including the assistance of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin for the reporting unit subject to the quantitative test included the following, among other procedures:
•With the assistance of our fair value specialists, we tested the effectiveness of internal controls over the goodwill impairment evaluation, including quarterly impairment monitoring controls and controls over the selection of the discount rates and over forecasts of future revenue growth rates, EBITDA, and EBITDA margin.
•We performed a retrospective review comparing actual revenue and EBITDA results of the reporting unit for 2020 to the forecasted results from 2019.
•We performed a retrospective review comparing management’s estimates and assumptions relating to revenue, EBITDA, and EBITDA margin projections for the reporting unit used for the purpose of current year’s annual impairment test to the projections previously used in connection with the prior year annual impairment test.
•We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting unit to those used by management in other annual forecasting activities.
•With the assistance of our fair value specialists, we performed a benchmarking exercise comparing management’s estimates and assumptions related to revenue growth, EBITDA and EBITDA margin for the reporting unit as of the measurement date to the revenue growth, EBITDA and EBITDA margins of a peer group of public companies for the most recent three years and the projection period.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 5, 2021

We have served as the Company's auditor since 1905.

Dow Inc. and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended Dec 31,	2020	2019	2018
Net sales	$38,542	$42,951	$49,604
Cost of sales	33,346	36,657	41,074
Research and development expenses	768	765	800
Selling, general and administrative expenses	1,471	1,590	1,782
Amortization of intangibles	401	419	469
Restructuring, goodwill impairment and asset related charges - net	708	3,219	221
Integration and separation costs	239	1,063	1,179
Equity in earnings (losses) of nonconsolidated affiliates	(18)	(94)	555
Sundry income (expense) - net	1,269	461	96
Interest income	38	81	82
Interest expense and amortization of debt discount	827	933	1,063
Income (loss) from continuing operations before income taxes	2,071	(1,247)	3,749
Provision for income taxes on continuing operations	777	470	809
Income (loss) from continuing operations, net of tax	1,294	(1,717)	2,940
Income from discontinued operations, net of tax	—	445	1,835
Net income (loss)	1,294	(1,272)	4,775
Net income attributable to noncontrolling interests	69	87	134
Net income (loss) available for Dow Inc. common stockholders	$1,225	$(1,359)	$4,641

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$1.64	$(2.42)	$3.80
Earnings per common share from discontinued operations - basic	—	0.58	2.41
Earnings (loss) per common share - basic	$1.64	$(1.84)	$6.21
Earnings (loss) per common share from continuing operations - diluted	$1.64	$(2.42)	$3.80
Earnings per common share from discontinued operations - diluted	—	0.58	2.41
Earnings (loss) per common share - diluted	$1.64	$(1.84)	$6.21

Weighted-average common shares outstanding - basic	740.5	742.5	747.2
Weighted-average common shares outstanding - diluted	742.3	742.5	747.2
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2020	2019	2018
Net income (loss)	$1,294	$(1,272)	$4,775
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	40	115	(67)
Cumulative translation adjustments	205	(32)	(225)
Pension and other postretirement benefit plans	(778)	(899)	(40)
Derivative instruments	(76)	(338)	75
Total other comprehensive loss	(609)	(1,154)	(257)
Comprehensive income (loss)	685	(2,426)	4,518
Comprehensive income attributable to noncontrolling interests, net of tax	69	99	97
Comprehensive income (loss) attributable to Dow Inc.	$616	$(2,525)	$4,421
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2020	2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $26; 2019: $37)	$5,104	$2,367
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $51; 2019: $45)	4,839	4,844
Other	2,551	2,711
Inventories	5,701	6,214
Other current assets	889	679
Total current assets	19,084	16,815
Investments
Investment in nonconsolidated affiliates	1,327	1,404
Other investments (investments carried at fair value - 2020: $1,674; 2019: $1,584)	2,775	2,588
Noncurrent receivables	465	1,063
Total investments	4,567	5,055
Property
Property	56,325	54,910
Less: Accumulated depreciation	36,086	33,914
Net property (variable interest entities restricted - 2020: $232; 2019: $330)	20,239	20,996
Other Assets
Goodwill	8,908	8,796
Other intangible assets (net of accumulated amortization - 2020: $4,428; 2019: $3,886)	3,352	3,759
Operating lease right-of-use assets	1,856	2,072
Deferred income tax assets	2,215	2,213
Deferred charges and other assets	1,249	818
Total other assets	17,580	17,658
Total Assets	$61,470	$60,524
Liabilities and Equity
Current Liabilities
Notes payable	$156	$586
Long-term debt due within one year	460	435
Accounts payable:
Trade	3,763	3,889
Other	2,126	2,064
Operating lease liabilities - current	416	421
Income taxes payable	397	522
Accrued and other current liabilities	3,790	2,762
Total current liabilities	11,108	10,679
Long-Term Debt (variable interest entities nonrecourse - 2020: $6; 2019: $34)	16,491	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	405	347
Pension and other postretirement benefits - noncurrent	11,648	10,083
Asbestos-related liabilities - noncurrent	1,013	1,060
Operating lease liabilities - noncurrent	1,521	1,739
Other noncurrent obligations	6,279	6,547
Total other noncurrent liabilities	20,866	19,776
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2020: 755,993,198 shares; 2019: 751,228,644 shares)	8	8
Additional paid-in capital	7,595	7,325
Retained earnings	16,361	17,045
Accumulated other comprehensive loss	(10,855)	(10,246)
Unearned ESOP shares	(49)	(91)
Treasury stock at cost (2020: 12,803,303 shares; 2019: 9,729,834 shares)	(625)	(500)
Dow Inc.’s stockholders’ equity	12,435	13,541
Noncontrolling interests	570	553
Total equity	13,005	14,094
Total Liabilities and Equity	$61,470	$60,524
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2020	2019	2018
Operating Activities
Net income (loss)	$1,294	$(1,272)	$4,775
Less: Income from discontinued operations, net of tax	—	445	1,835
Income (loss) from continuing operations, net of tax	1,294	(1,717)	2,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,874	2,938	2,909
Provision (credit) for deferred income tax	258	(228)	(429)
Earnings of nonconsolidated affiliates less than dividends received	443	1,114	108
Net periodic pension benefit cost	266	144	279
Pension contributions	(299)	(261)	(1,651)
Net gain on sales of assets, businesses and investments	(802)	(81)	(38)
Restructuring, goodwill impairment and asset related charges - net	708	3,219	221
Other net loss	318	198	415
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	171	1,253	(855)
Inventories	515	668	(859)
Accounts payable	(84)	(948)	787
Other assets and liabilities, net	590	(586)	(731)
Cash provided by operating activities - continuing operations	6,252	5,713	3,096
Cash provided by (used for) operating activities - discontinued operations	(26)	217	1,158
Cash provided by operating activities	6,226	5,930	4,254
Investing Activities
Capital expenditures	(1,252)	(1,961)	(2,091)
Investment in gas field developments	(5)	(76)	(114)
Purchases of previously leased assets	(5)	(9)	(26)
Proceeds from sales of property and businesses, net of cash divested	929	84	47
Acquisitions of property and businesses, net of cash acquired	(130)	—	(20)
Investments in and loans to nonconsolidated affiliates	(333)	(638)	(18)
Distributions and loan repayments from nonconsolidated affiliates	7	89	55
Purchases of investments	(1,203)	(899)	(1,530)
Proceeds from sales and maturities of investments	1,122	1,252	1,214
Proceeds from interests in trade accounts receivable conduits	—	—	657
Other investing activities, net	29	—	—
Cash used for investing activities - continuing operations	(841)	(2,158)	(1,826)
Cash used for investing activities - discontinued operations	—	(34)	(369)
Cash used for investing activities	(841)	(2,192)	(2,195)
Financing Activities
Changes in short-term notes payable	(431)	307	(178)
Proceeds from issuance of short-term debt greater than three months	163	—	—
Payments on short-term debt greater than three months	(163)	—	—
Proceeds from issuance of long-term debt	4,672	2,287	1,999
Payments on long-term debt	(4,653)	(5,561)	(3,054)
Purchases of treasury stock	(125)	(500)	—
Proceeds from issuance of stock	108	93	112
Transaction financing, debt issuance and other costs	(175)	(119)	(70)
Employee taxes paid for share-based payment arrangements	(27)	(60)	(77)
Distributions to noncontrolling interests	(62)	(77)	(135)
Purchases of noncontrolling interests	—	(297)	—
Dividends paid to stockholders	(2,071)	(1,550)	—
Dividends paid to DowDuPont Inc.	—	(535)	(3,711)
Settlements and transfers related to separation from DowDuPont Inc.	—	1,935	(240)
Other financing activities, net	—	—	3
Cash used for financing activities - continuing operations	(2,764)	(4,077)	(5,351)
Cash used for financing activities - discontinued operations	—	(18)	(53)
Cash used for financing activities	(2,764)	(4,095)	(5,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	107	(27)	(99)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	2,728	(384)	(3,444)
Cash, cash equivalents and restricted cash at beginning of year	2,380	2,764	6,208
Cash, cash equivalents and restricted cash at end of year	$5,108	$2,380	$2,764
Less: Restricted cash and cash equivalents, included in "Other current assets"	4	13	40
Cash and cash equivalents at end of year	$5,104	$2,367	$2,724
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

(In millions, except per share amounts) For the years ended Dec 31,	2020	2019	2018
Common Stock
Balance at beginning of year	$8	$—	$—
Common stock issued	—	8	—
Balance at end of year	8	8	—
Additional Paid-in Capital
Balance at beginning of year	7,325	7,042	6,553
Common stock issued / sold	108	57	—
Issuance of parent company stock - DowDuPont Inc.	—	28	112
Stock-based compensation and allocation of ESOP shares	162	235	377
Other	—	(37)	—
Balance at end of year	7,595	7,325	7,042
Retained Earnings
Balance at beginning of year	17,045	35,460	33,742
Net income (loss) available for Dow Inc.'s common stockholders	1,225	(1,359)	4,641
Dividends to stockholders	(2,071)	(1,550)	—
Dividends to DowDuPont Inc.	—	(535)	(3,711)
Common control transaction	177	(14,806)	(182)
Adoption of accounting standards (Note 1)	—	(151)	989
Other	(15)	(14)	(19)
Balance at end of year	16,361	17,045	35,460
Accumulated Other Comprehensive Loss
Balance at beginning of year	(10,246)	(9,885)	(8,591)
Other comprehensive loss	(609)	(1,154)	(257)
Common control transaction	—	793	—
Adoption of accounting standards (Note 1)	—	—	(1,037)
Balance at end of year	(10,855)	(10,246)	(9,885)
Unearned ESOP Shares
Balance at beginning of year	(91)	(134)	(189)
Stock-based compensation and allocation of ESOP shares	42	45	55
ESOP shares acquired	—	(2)	—
Balance at end of year	(49)	(91)	(134)
Treasury Stock
Balance at beginning of year	(500)	—	—
Treasury stock purchases	(125)	(500)	—
Balance at end of year	(625)	(500)	—
Dow Inc.'s stockholders' equity	12,435	13,541	32,483
Noncontrolling Interests	570	553	1,138
Total Equity	$13,005	$14,094	$33,621

Dividends declared per share of common stock	$2.80	$2.10	$—
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2020	2019	2018
Net sales	$38,542	$42,951	$49,604
Cost of sales	33,343	36,657	41,074
Research and development expenses	768	765	800
Selling, general and administrative expenses	1,471	1,585	1,782
Amortization of intangibles	401	419	469
Restructuring, goodwill impairment and asset related charges - net	708	3,219	221
Integration and separation costs	239	1,039	1,179
Equity in earnings (losses) of nonconsolidated affiliates	(18)	(94)	555
Sundry income (expense) - net	1,274	573	96
Interest income	40	81	82
Interest expense and amortization of debt discount	827	952	1,063
Income (loss) from continuing operations before income taxes	2,081	(1,125)	3,749
Provision for income taxes on continuing operations	777	470	809
Income (loss) from continuing operations, net of tax	1,304	(1,595)	2,940
Income from discontinued operations, net of tax	—	445	1,835
Net income (loss)	1,304	(1,150)	4,775
Net income attributable to noncontrolling interests	69	87	134
Net income (loss) available for The Dow Chemical Company common stockholder	$1,235	$(1,237)	$4,641
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2020	2019	2018
Net income (loss)	$1,304	$(1,150)	$4,775
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	40	115	(67)
Cumulative translation adjustments	205	(32)	(225)
Pension and other postretirement benefit plans	(778)	(899)	(40)
Derivative instruments	(76)	(338)	75
Total other comprehensive loss	(609)	(1,154)	(257)
Comprehensive income (loss)	695	(2,304)	4,518
Comprehensive income attributable to noncontrolling interests, net of tax	69	99	97
Comprehensive income (loss) attributable to The Dow Chemical Company	$626	$(2,403)	$4,421
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2020	2019
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2020: $26; 2019: $37)	$5,104	$2,367
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2020: $51; 2019: $45)	4,839	4,844
Other	2,553	2,716
Inventories	5,701	6,214
Other current assets	801	592
Total current assets	18,998	16,733
Investments
Investment in nonconsolidated affiliates	1,327	1,404
Other investments (investments carried at fair value - 2020: $1,674; 2019: $1,584)	2,775	2,588
Noncurrent receivables	426	1,011
Total investments	4,528	5,003
Property
Property	56,325	54,910
Less: Accumulated depreciation	36,086	33,914
Net property (variable interest entities restricted - 2020: $232; 2019: $330)	20,239	20,996
Other Assets
Goodwill	8,908	8,796
Other intangible assets (net of accumulated amortization - 2020: $4,428; 2019: $3,886)	3,352	3,759
Operating lease right-of-use assets	1,856	2,072
Deferred income tax assets	2,215	2,213
Deferred charges and other assets	1,249	818
Total other assets	17,580	17,658
Total Assets	$61,345	$60,390
Liabilities and Equity
Current Liabilities
Notes payable	$156	$586
Long-term debt due within one year	460	435
Accounts payable:
Trade	3,763	3,889
Other	2,126	2,064
Operating lease liabilities - current	416	421
Income taxes payable	397	522
Accrued and other current liabilities	3,256	2,233
Total current liabilities	10,574	10,150
Long-Term Debt (variable interest entities nonrecourse - 2020: $6; 2019: $34)	16,491	15,975
Other Noncurrent Liabilities
Deferred income tax liabilities	405	347
Pension and other postretirement benefits - noncurrent	11,648	10,083
Asbestos-related liabilities - noncurrent	1,013	1,060
Operating lease liabilities - noncurrent	1,521	1,739
Other noncurrent obligations	6,124	6,174
Total other noncurrent liabilities	20,711	19,403
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,603	7,333
Retained earnings	16,300	17,313
Accumulated other comprehensive loss	(10,855)	(10,246)
Unearned ESOP shares	(49)	(91)
The Dow Chemical Company’s stockholder's equity	12,999	14,309
Noncontrolling interests	570	553
Total equity	13,569	14,862
Total Liabilities and Equity	$61,345	$60,390
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2020	2019	2018
Operating Activities
Net income (loss)	$1,304	$(1,150)	$4,775
Less: Income from discontinued operations, net of tax	—	445	1,835
Income (loss) from continuing operations, net of tax	1,304	(1,595)	2,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,874	2,938	2,909
Provision (credit) for deferred income tax	258	(228)	(429)
Earnings of nonconsolidated affiliates less than dividends received	443	1,114	108
Net periodic pension benefit cost	266	144	279
Pension contributions	(299)	(261)	(1,651)
Net gain on sales of assets, businesses and investments	(802)	(81)	(38)
Restructuring, goodwill impairment and asset related charges - net	708	3,219	221
Other net loss	320	213	415
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	171	1,253	(855)
Inventories	515	668	(859)
Accounts payable	(84)	(948)	787
Other assets and liabilities, net	589	(730)	(731)
Cash provided by operating activities - continuing operations	6,263	5,706	3,096
Cash provided by operating activities - discontinued operations	—	371	1,158
Cash provided by operating activities	6,263	6,077	4,254
Investing Activities
Capital expenditures	(1,252)	(1,961)	(2,091)
Investment in gas field developments	(5)	(76)	(114)
Purchases of previously leased assets	(5)	(9)	(26)
Proceeds from sales of property and businesses, net of cash divested	929	84	47
Acquisitions of property and businesses, net of cash acquired	(130)	—	(20)
Investments in and loans to nonconsolidated affiliates	(333)	(638)	(18)
Distributions and loan repayments from nonconsolidated affiliates	7	89	55
Purchases of investments	(1,203)	(899)	(1,530)
Proceeds from sales and maturities of investments	1,122	1,252	1,214
Proceeds from interests in trade accounts receivable conduits	—	—	657
Other investing activities, net	29	—	—
Cash used for investing activities - continuing operations	(841)	(2,158)	(1,826)
Cash used for investing activities - discontinued operations	—	(34)	(369)
Cash used for investing activities	(841)	(2,192)	(2,195)
Financing Activities
Changes in short-term notes payable	(431)	307	(178)
Proceeds from issuance of short-term debt greater than three months	163	—	—
Payments on short-term debt greater than three months	(163)	—	—
Proceeds from issuance of long-term debt	4,672	2,287	1,999
Payments on long-term debt	(4,653)	(5,561)	(3,054)
Proceeds from issuance of stock	108	93	112
Transaction financing, debt issuance and other costs	(175)	(119)	(70)
Employee taxes paid for share-based payment arrangements	(27)	(60)	(77)
Distributions to noncontrolling interests	(62)	(77)	(135)
Purchases of noncontrolling interests	—	(297)	—
Dividends paid to DowDuPont Inc.	—	(535)	(3,711)
Dividends paid to Dow Inc.	(2,233)	(201)	—
Settlements and transfers related to separation from DowDuPont Inc.	—	(61)	(240)
Other financing activities, net	—	—	3
Cash used for financing activities - continuing operations	(2,801)	(4,224)	(5,351)
Cash used for financing activities - discontinued operations	—	(18)	(53)
Cash used for financing activities	(2,801)	(4,242)	(5,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	107	(27)	(99)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	2,728	(384)	(3,444)
Cash, cash equivalents and restricted cash at beginning of year	2,380	2,764	6,208
Cash, cash equivalents and restricted cash at end of year	$5,108	$2,380	$2,764
Less: Restricted cash and cash equivalents, included in "Other current assets"	4	13	40
Cash and cash equivalents at end of year	$5,104	$2,367	$2,724
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

(In millions, except per share amounts) For the years ended Dec 31,	2020	2019	2018
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of year	7,333	7,042	6,553
Issuance of parent company stock - Dow Inc.	108	65	—
Issuance of parent company stock - DowDuPont Inc.	—	28	112
Stock-based compensation and allocation of ESOP shares	162	235	377
Other	—	(37)	—
Balance at end of year	7,603	7,333	7,042
Retained Earnings
Balance at beginning of year	17,313	35,460	33,742
Net income (loss) available for The Dow Chemical Company's common stockholder	1,235	(1,237)	4,641
Dividends to Dow Inc.	(2,233)	(201)	—
Dividends to DowDuPont Inc.	—	(535)	(3,711)
Common control transaction	—	(16,009)	(182)
Adoption of accounting standards (Note 1)	—	(151)	989
Other	(15)	(14)	(19)
Balance at end of year	16,300	17,313	35,460
Accumulated Other Comprehensive Loss
Balance at beginning of year	(10,246)	(9,885)	(8,591)
Other comprehensive loss	(609)	(1,154)	(257)
Common control transaction	—	793	—
Adoption of accounting standards (Note 1)	—	—	(1,037)
Balance at end of year	(10,855)	(10,246)	(9,885)
Unearned ESOP Shares
Balance at beginning of year	(91)	(134)	(189)
Stock-based compensation and allocation of ESOP shares	42	45	55
ESOP shares acquired	—	(2)	—
Balance at end of year	(49)	(91)	(134)
The Dow Chemical Company's stockholder's equity	12,999	14,309	32,483
Noncontrolling Interests	570	553	1,138
Total Equity	$13,569	$14,862	$33,621
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Merger and Separation
On April 1, 2019, DowDuPont Inc. (“DowDuPont” and effective June 3, 2019, n/k/a DuPont de Nemours, Inc. or "DuPont") completed the separation of its materials science business and Dow Inc. became the direct parent company of The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the “Company”). The separation was contemplated by the merger of equals transaction effective August 31, 2017, under the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 (the "Merger Agreement"). TDCC and E. I. du Pont de Nemours and Company and its consolidated subsidiaries (“Historical DuPont”) each merged with subsidiaries of DowDuPont and, as a result, TDCC and Historical DuPont became subsidiaries of DowDuPont (the “Merger”). Subsequent to the Merger, TDCC and Historical DuPont engaged in a series of internal reorganization and realignment steps to realign their businesses into three subgroups: agriculture, materials science and specialty products. Dow Inc. was formed as a wholly owned subsidiary of DowDuPont to serve as the holding company for the materials science business. See Note 3 for additional information.

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

Effective April 1, 2019, Dow Inc. owns all of the outstanding common shares of TDCC. TDCC is deemed the predecessor to Dow Inc. and the historical results of TDCC are deemed the historical results of Dow Inc. for periods prior to and including March 31, 2019. As a result of the parent/subsidiary relationship between Dow Inc. and TDCC, and considering that the financial statements and disclosures of each company are substantially similar, the companies are filing a combined report for this Annual Report on Form 10-K. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted.

As of the effective date and time of the distribution, DowDuPont no longer beneficially owned any equity interest in Dow and no longer consolidated Dow and its consolidated subsidiaries into its financial results. The consolidated financial results of Dow for all periods presented reflect the distribution of TDCC’s agricultural sciences business (“AgCo”) and specialty products business (“SpecCo”) as discontinued operations, as well as the receipt of Historical DuPont’s ethylene and ethylene copolymers businesses (other than its ethylene acrylic elastomers business) (“ECP”) as a common control transaction from the closing of the Merger on August 31, 2017 ("Merger Date"). See Note 3 for additional information.

The Company conducts its worldwide operations through six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. See Note 26 for additional information.

From the Merger Date through the separation, transactions between DowDuPont, TDCC and Historical DuPont and their affiliates were treated as related party transactions. Transactions between TDCC and Historical DuPont primarily consisted of the sale and procurement of certain raw materials that were consumed in each company's manufacturing process. Transactions between TDCC and Dow Inc. are treated as related party transactions for TDCC. See Note 25 for additional information.

Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company, and "Dow Silicones" means Dow Silicones Corporation, a wholly owned subsidiary of the Company.

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

Significant Accounting Policies
Asbestos-Related Matters
Accruals for asbestos-related matters, including defense and processing costs, are recorded based on an analysis of claim and resolution activity, defense spending, and pending and future claims. These accruals are assessed at each balance sheet date to determine if the asbestos-related liability remains appropriate. Accruals for asbestos-related matters are included in the consolidated balance sheets in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent.” See Note 16 for additional information.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year. At December 31, 2020, approximately 30 percent, 58 percent and 12 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively. At December 31, 2019, approximately 32 percent, 58 percent and 10 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively.

The Company routinely exchanges and swaps raw materials and finished goods with other companies to reduce delivery time, freight and other transportation costs. These transactions are treated as non-monetary exchanges and are valued at cost.

Property
Land, buildings and equipment are carried at cost less accumulated depreciation or amortization. Property under finance lease agreements is carried at the present value of lease payments over the lease term less accumulated amortization. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

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

Finite-lived intangible assets such as developed technology, customer-related, trademarks, tradenames and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 3 to 20 years. Indefinite-lived intangible assets are reviewed for impairment or obsolescence annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows.

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

The Company routinely reviews its investments for declines in fair value below the cost basis. When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down, establishing a new cost basis.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for nearly all classes of leased assets for which the Company is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred and are not presented as part of the ROU asset or lease liability. See Note 17 for additional information.

Revenue
The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 4 for additional information.

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

Integration and Separation Costs
The Company classifies expenses related to the Merger and separation and the ownership restructure of Dow Silicones as "Integration and separation costs" in the consolidated statements of income. Merger and separation related costs include: post-Merger integration expenses, costs incurred for the separation of AgCo and SpecCo and costs related to the integration of ECP. The Dow Silicones-related costs include integration expenses incurred after the close of the ownership restructure. Integration and separation costs primarily consist of financial adviser, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities. Integration and separation costs related to the Dow Silicones ownership restructure were completed as of May 31, 2018. Integration and separation costs related to the Merger and separation were completed as of December 31, 2020.

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

Effective with the Merger, TDCC and Historical DuPont were subsidiaries of DowDuPont. Prior to the separation, TDCC was included in DowDuPont's consolidated tax groups and related income tax returns within certain jurisdictions. The Company recorded a separate tax liability for its share of the taxable income and tax attributes and obligations on DowDuPont’s consolidated income tax returns following a formula consistent with the economic sharing of tax attributes and obligations. The Company and Historical DuPont computed the amount due to DowDuPont for their share of taxable income and tax attributes and obligations on DowDuPont’s consolidated tax return. The amounts reported as income tax payable or receivable represent the Company’s payment obligation (or refundable amount) to DowDuPont based on a theoretical tax liability calculated based on the methodologies agreed, elected or required in each combined or consolidated filing jurisdiction. Since April 1, 2019, the Company no longer has consolidated income tax return filings with Historical DuPont entities.

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

Adoption of Accounting Standards
2019
Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” and the associated ASUs (collectively, "Topic 842") and added the accounting policy on leases discussed in the section above. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $2.3 billion at January 1, 2019. The net impact to “Retained earnings” was an increase of $32 million and was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction. The impact is reflected in the "Adoption of accounting standards" line in the consolidated statements of equity of both Dow Inc. and TDCC. See Note 17 for additional information.

In addition, the consolidated financial statements reflect the impact of the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," and the associated ASUs (collectively, "Topic 606") at January 1, 2019 by certain nonconsolidated affiliates of the Company, which were subsequently distributed as part of the separation from DowDuPont. The net impact was reflected in assets and liabilities of discontinued operations with a corresponding reduction to "Retained earnings" of $183 million in the consolidated balance sheets at January 1, 2019. The impact is reflected in the "Adoption of accounting standards" line in the consolidated statements of equity of both Dow Inc. and TDCC.

2018
The adoption of Topic 606, ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" in the first quarter of 2018 resulted in a net decrease of $68 million to "Retained earnings" and a decrease of $20 million to AOCL in the consolidated statements of equity at January 1, 2018. In the second quarter of 2018, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02")." The adoption of this standard resulted in a $1,057 million increase to "Retained earnings" due to the reclassification from AOCL in the consolidated statements of equity at April 1, 2018. The impacts are reflected in the "Adoption of accounting standards" line in the consolidated statements of equity.

Change in Financial Statement Presentation
Consolidated Balance Sheets
In 2020, the Company elected to reclassify "Marketable securities" to "Other current assets" in the consolidated balance sheets and, as a result, the prior period amounts have been reclassified to conform to current year presentation. Changes made to the consolidated balance sheets were as follows:

Changes to the Consolidated Balance Sheets	Dec 31, 2019
	Dow Inc.		TDCC
In millions	As Filed	Updated	As Filed	Updated
Marketable securities	$21	$—	$21	$—
Other current assets	$658	$679	$571	$592

TDCC Dividends
Effective with the Merger, TDCC no longer had publicly traded common stock. TDCC's common shares were owned solely by its parent company, DowDuPont, prior to separation, and TDCC's Board of Directors ("Board") determined whether or not there would be a dividend distribution to DowDuPont. Effective with the separation from DowDuPont, TDCC became a wholly owned subsidiary of Dow Inc. and TDCC's Board determines whether or not there will be a dividend distribution to Dow Inc. See Notes 18 and 25 for additional information.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2020, the Company adopted ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the Financial Accounting Standards Board's ("FASB") disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in Topic 820, "Fair Value Measurement," with certain requirements applied prospectively and all other requirements applied retrospectively. The adoption of this guidance did not have a material impact on the consolidated financial statements. See Note 23 for additional information.

In the first quarter of 2020, the Company adopted ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The Company elected to apply the standard prospectively and the adoption of this guidance did not have a material impact on the consolidated financial statements.

In the first quarter of 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and the associated ASUs. The amendments replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, companies are required to consider forward-looking information to estimate credit losses expected to occur over the estimated life of an asset, including losses that may be incurred in future periods. The amendments in the standard required application through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Accounting Guidance Issued But Not Adopted at December 31, 2020
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

Effective April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. As of the effective date and time of the distribution, DowDuPont did not beneficially own any equity interest in Dow and no longer consolidated Dow and its consolidated subsidiaries into its financial results. Beginning in the second quarter of 2019, Dow’s consolidated financial results reflect the results of Dow Inc. and its consolidated subsidiaries - that is, TDCC after giving effect to the distribution of AgCo and SpecCo and the receipt of ECP. The consolidated financial results of Dow for periods prior to April 1, 2019, reflect the distribution of AgCo and SpecCo as discontinued operations for each period presented as well as reflect the receipt of ECP as a common control transaction from the closing of the Merger on August 31, 2017.

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

Distribution of AgCo and SpecCo
Upon distribution, the Company retrospectively adjusted the previously issued consolidated financial statements and presented AgCo and SpecCo as discontinued operations based on the guidance in ASC 205-20 “Discontinued Operations” (“ASC 205-20”). The results of operations of AgCo and SpecCo are presented as discontinued operations in the consolidated statements of income and are summarized in the following table:

Results of Operations of AgCo and SpecCo	2019 [1]	2018
In millions
Net sales	$2,953	$12,187
Cost of sales	1,804	7,668
Research and development expenses	175	761
Selling, general and administrative expenses	262	1,108
Amortization of intangibles	61	249
Restructuring and asset related charges - net	78	411
Equity in earnings of nonconsolidated affiliates	28	400
Sundry income (expense) - net	(18)	(13)
Interest income	3	26
Interest expense and amortization of debt discount	7	56
Income from discontinued operations before income taxes	$579	$2,347
Provision for income taxes	134	512
Income from discontinued operations, net of tax	$445	$1,835
1. Results through March 31, 2019.

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

The impacts of indemnifications and other post-separation matters relating to the Agreements are primarily reflected in the consolidated financial statements of Dow Inc. In 2019, the Company recorded pretax charges related to the Agreements of $24 million in "Integration and separation costs" and $69 million in "Sundry income (expense) - net" in the consolidated statements of income of Dow Inc., related to Corporate.

At December 31, 2020, the Company had assets of $77 million ($58 million at December 31, 2019) included in "Other current assets" and $33 million ($52 million at December 31, 2019) included in "Noncurrent receivables" and liabilities of $412 million ($352 million at December 31, 2019) included in "Accrued and other current liabilities" and $46 million ($96 million at December 31, 2019) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements. Any adjustments to these assets and liabilities in subsequent periods will be recorded in Dow Inc.'s results of operations.

In addition, the Company deferred approximately $400 million of the cash distribution received from DowDuPont at separation and recorded an associated liability with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At December 31, 2020, $103 million ($130 million at December 31, 2019) of this liability was recorded in "Accrued and other current liabilities" and $96 million ($270 million at December 31, 2019) was recorded in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. Based on notices received in the fourth quarter of 2020, Dow Inc. reversed $177 million of the liability and the impact is reflected in the "Common control transaction" line in the consolidated statements of equity of Dow Inc. The final resolution of the remaining liability is uncertain and any subsequent adjustments to the carrying value of this liability will be reflected in equity of Dow Inc.

In 2020, Dow Inc. made net cash payments of $18 million ($215 million in 2019) related to the Agreements, recorded in "Cash flows from operating activities - discontinued operations" in the Dow Inc. consolidated statements of cash flows. The Company also received $98 million in 2019 related to the Agreements, recorded in "Other assets and liabilities, net" within "Cash flows from operating activities - continuing operations" in the Dow Inc. consolidated statements of cash flows.

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

Integration and Separation Costs
Integration and separation costs, which reflect costs related to post-Merger integration and business separation activities, as well as the ownership restructure of Dow Silicones (through May 31, 2018), were $239 million in 2020, compared with $1,063 million and $1,039 million for Dow Inc. and TDCC, respectively, in 2019 and $1,179 million in 2018. Integration and separation costs related to post-Merger integration and business separation activities were completed as of December 31, 2020.

NOTE 4 – REVENUE
The majority of the Company's revenue is derived from product sales. In 2020, 99 percent of the Company's revenue related to product sales (98 percent in 2019 and 99 percent in 2018). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At December 31, 2020, the Company had unfulfilled performance obligations of $977 million ($826 million at December 31, 2019) related to the licensing of technology and expects revenue to be recognized for the remaining performance obligations over the next seven years.

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

Disaggregation of Revenue
Dow disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	2020	2019	2018
In millions
Hydrocarbons & Energy	$4,271	$5,357	$7,587
Packaging and Specialty Plastics	14,030	14,888	16,608
Packaging & Specialty Plastics	$18,301	$20,245	$24,195
Industrial Solutions	$3,929	$4,310	$4,812
Polyurethanes & Construction Chemicals	8,080	9,117	10,615
Others	12	13	20
Industrial Intermediates & Infrastructure	$12,021	$13,440	$15,447
Coatings & Performance Monomers	$3,258	$3,517	$3,979
Consumer Solutions	4,693	5,406	5,698
Performance Materials & Coatings	$7,951	$8,923	$9,677
Corporate	$269	$343	$285
Total	$38,542	$42,951	$49,604

Net Trade Sales by Geographic Region	2020	2019	2018
In millions
U.S. & Canada	$13,582	$15,549	$17,809
EMEAI [1]	12,969	14,612	17,406
Asia Pacific	8,165	8,676	9,404
Latin America	3,826	4,114	4,985
Total	$38,542	$42,951	$49,604
1.Europe, Middle East, Africa and India.

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

Revenue recognized in 2020 from amounts included in contract liabilities at the beginning of the period was approximately $145 million (approximately $145 million in 2019 and $205 million in 2018). In 2020, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $25 million (approximately $15 million in 2019). The Company did not recognize any asset impairment charges related to contract assets in 2020, 2019, or 2018.

The following table summarizes the contract assets and liabilities at December 31, 2020 and 2019:

Contract Assets and Liabilities at Dec 31	2020	2019
In millions
Accounts and notes receivable - Trade	$4,839	$4,844
Contract assets - current [1]	$58	$41
Contract assets - noncurrent [2]	$11	$4
Contract liabilities - current [3]	$349	$193
Contract liabilities - noncurrent [4]	$1,915	$1,607
1.Included in "Other current assets" in the consolidated balance sheets.
2.Included in "Deferred charges and other assets" in the consolidated balance sheets.
3.Included in "Accrued and other current liabilities" in the consolidated balance sheets. The increase from December 31, 2019 to December 31, 2020 was primarily due to advance payments from customers related to royalty agreements.
4.Included in "Other noncurrent obligations" in the consolidated balance sheets. The increase from December 31, 2019 to December 31, 2020 was due to an advance payment from a customer related to a long-term product supply agreement.

NOTE 5 – DIVESTITURES
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

Divestiture of Marine and Terminal Operations and Assets
On December 1, 2020, TDCC sold certain U.S. Gulf Coast marine and terminal operations and assets, including existing agreements to provide marine and terminal services to unrelated third parties, at three U.S. sites to an affiliate of Royal Vopak for cash proceeds of $600 million, net of costs to sell and other adjustments and subject to customary post-closing adjustments. These assets are located at TDCC's sites in Plaquemine and St. Charles, Louisiana, and Freeport, Texas. Divested operations included property with a net book value of $93 million and goodwill of $8 million ($7 million related to Packaging & Specialty Plastics, $17 million related to Industrial Intermediates & Infrastructure and $77 million related to Corporate). TDCC retained ownership of the sites and the underlying real property where the divested operations are located. TDCC and the buyer entered into mutual long-term service agreements designed to ensure the continuation of marine and terminal services for TDCC's existing operations at each site. The marine and terminal service agreements include fixed and variable fees that have initial terms of up to 25 years. In the fourth quarter of 2020, TDCC recognized a pretax gain of $499 million on the sale ($17 million related to Packaging & Specialty Plastics, $61 million related to Industrial Intermediates & Infrastructure and $421 million related to Corporate), included in "Sundry income (expense) - net" in the consolidated statements of income.

The Company evaluated the divestiture of the marine and terminal operations and assets and determined it did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. As a result, the divestiture is not reported as discontinued operations.

NOTE 6 – RESTRUCTURING, GOODWILL IMPAIRMENT AND ASSET RELATED CHARGES - NET
The "Restructuring, goodwill impairment and asset related charges - net" line in the consolidated statements of income is used to record charges for restructuring programs, goodwill impairments, and other asset related charges, which includes other asset impairments.

Restructuring Programs
2020 Restructuring Program
On September 29, 2020, the Board of Dow Inc. approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the coronavirus disease 2019 ("COVID-19") pandemic. The restructuring program is designed to reduce structural costs and enable the Company to further enhance competitiveness while the COVID-19 economic recovery gains traction. This program includes a global workforce cost reduction of approximately 6 percent and actions to rationalize the Company's manufacturing assets, which include asset write-down and write-off charges, related contract termination fees and environmental remediation costs ("2020 Restructuring Program"). These actions are expected to be substantially complete by the end of 2021.

As a result of these actions, in the third quarter of 2020 the Company recorded pretax restructuring charges of $575 million, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $197 million and costs associated with exit and disposal activities of $81 million. The impact of these charges is shown as "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. In the fourth quarter of 2020, the Company recorded net favorable pretax restructuring credits of $1 million related to asset write-downs and write-offs and $1 million related to costs associated with exit and disposal activities (related to Performance Materials & Coatings and Corporate). The adjustment to costs associated with exit and disposal activities included curtailment costs associated with a defined benefit pension plan. See Note 20 for additional information. The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$11	$—	$11
Industrial Intermediates & Infrastructure	—	22	—	22
Performance Materials & Coatings	—	116	61	177
Corporate	297	47	19	363
Total restructuring charges	$297	$196	$80	$573
Charges against the reserve	—	(196)	(5)	(201)
Cash payments	(8)	—	—	(8)
Reserve balance at Dec 31, 2020	$289	$—	$75	$364

At December 31, 2020, $227 million of the reserve balance was included in "Accrued and other current liabilities" and $137 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2020 Restructuring Program included a charge for severance and related benefit costs of $297 million for a global workforce cost reduction of approximately 6 percent, with separations occurring primarily through the end of 2021, and impacting Corporate. At December 31, 2020, $8 million in severance payments had been made.

Asset Write-downs and Write-offs
The 2020 Restructuring Program included charges related to the write-down and write-off of assets totaling $196 million. Details regarding the asset write-downs and write-offs are as follows:

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
•Performance Materials & Coatings recorded a charge of $116 million to shut down manufacturing assets, primarily related to small-scale coatings reactors, and will also rationalize its upstream asset footprint in Europe and the U.S. & Canada by adjusting the supply of siloxane and silicon metal to balance to regional needs. The impacted facilities will be shut down by the end of 2021.
•Corporate recorded a charge of $47 million related to the write-down of leased, non-manufacturing facilities and the write-down of miscellaneous assets.

Costs Associated with Exit and Disposal Activities
The 2020 Restructuring Program included charges of $80 million for costs associated with exit and disposal activities, which included $19 million for contract termination fees related to the asset actions listed above, impacting Performance Materials & Coatings ($9 million) and Corporate ($10 million), as well as $56 million for environmental remediation, impacting Performance Materials & Coatings ($52 million) and Corporate ($4 million) and $5 million related to curtailment costs associated with a defined benefit pension plan, impacting Corporate.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-Merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the Merger and in preparation for the business separations. The Company expected (prior to the impact of any discontinued operations) to record total pretax restructuring charges of approximately $1.3 billion, which included initial estimates of approximately $525 million to $575 million of severance and related benefit costs, $400 million to $440 million of asset write-downs and write-offs, and $290 million to $310 million of costs associated with exit and disposal activities. The restructuring charges below reflect charges from continuing operations. The impact of the charges are shown as "Restructuring, goodwill impairment and asset related charges ‑ net" in the consolidated statements of income.

The Company recorded pretax restructuring charges of $184 million in 2018, consisting of severance and related benefit costs of $137 million, asset write-downs and write-offs of $33 million and costs associated with exit and disposal activities of $14 million.

The Company recorded pretax restructuring charges of $292 million in 2019, consisting of severance and related benefit costs of $123 million, assets write-downs and write-offs of $143 million and costs associated with exit and disposal activities of $26 million.

For the year ended December 31, 2020, the Company recorded pretax restructuring charges of $86 million for severance and related benefit costs. Cash expenditures related to the Synergy Program were substantially complete at December 31, 2020.

The following table summarizes the activities related to the Synergy Program. At December 31, 2020, $21 million was included in "Accrued and other current liabilities" ($52 million at December 31, 2019) and $13 million ($19 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

DowDuPont Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2017	$270	$—	$5	275
2018 restructuring charges
Packaging & Specialty Plastics	$—	$10	$3	$13
Industrial Intermediates & Infrastructure	—	—	11	11
Performance Materials & Coatings	—	7	—	7
Corporate	137	16	—	153
Total 2018 restructuring charges	$137	$33	$14	$184
Charges against the reserve	—	(33)	—	(33)
Cash payments	(197)	—	(12)	(209)
Reserve balance at Dec 31, 2018	$210	$—	$7	$217
2019 restructuring charges
Packaging & Specialty Plastics	$—	$—	$1	$1
Industrial Intermediates & Infrastructure	—	2	5	7
Performance Materials & Coatings	—	28	—	28
Corporate	123	113	20	256
Total 2019 restructuring charges	$123	$143	$26	$292
Charges against the reserve	—	(143)	—	(143)
Cash payments	(279)	—	(16)	(295)
Reserve balance at Dec 31, 2019	$54	$—	$17	$71
2020 restructuring charges
Corporate	90	—	—	90
Total 2020 restructuring charges	$90	$—	$—	$90
Charges against the reserve	(4)	—	—	(4)
Cash payments	(121)	—	(2)	(123)
Reserve balance at Dec 31, 2020	$19	$—	$15	$34

The Company recorded pretax restructuring charges of $961 million inception-to-date under the Synergy Program on a continuing operations basis, consisting of severance and related benefit costs of $653 million, asset write-downs and write-offs of $263 million and costs associated with exit and disposal activities of $45 million.

Asset Write-downs and Write-offs
The restructuring charges related to the write-down and write-off of assets in 2018 under the Synergy Program were as follows:
•The Company recorded a charge of $33 million for other miscellaneous asset write-downs and write-offs, including the shutdown of several small manufacturing facilities and the write-off of leased, non-manufacturing assets and certain corporate facilities. The charge related to Packaging & Specialty Plastics ($10 million), Performance Materials & Coatings ($7 million) and Corporate ($16 million). These manufacturing facilities were shut down by the end of 2019.

The restructuring charges related to the write-down and write-off of assets in 2019 under the Synergy Program were as follows:
•The Company recorded a charge of $143 million for other miscellaneous asset write-downs and write-offs, including the shutdown of several small manufacturing facilities and the write-off of non-manufacturing assets and certain corporate facilities. The charge related to Industrial Intermediates & Infrastructure ($2 million), Performance Materials & Coatings ($28 million) and Corporate ($113 million). These manufacturing facilities were substantially shut down by the end of 2020.

There were no restructuring charges related to the write-down and write-off of assets in 2020 under the Synergy Program.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation liabilities, totaled $14 million in 2018, $26 million in 2019 and zero in 2020.

The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring implementation costs. These costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

2019 Goodwill Impairment
Upon completion of the goodwill impairment testing in the fourth quarter of 2019, the Company determined the fair value of the Coatings & Performance Monomers reporting unit was lower than its carrying amount. As a result, the Company recorded an impairment charge of $1,039 million in the fourth quarter of 2019, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Performance Materials & Coatings. See Note 13 for additional information.

Asset Related Charges
2020 Charges
In 2020, the Company recognized pretax impairment charges of $49 million, including additional pretax impairment charges for capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil ("Santa Vitoria"), which was impaired in 2017 and divested in 2020, as well as charges for miscellaneous write-offs and write-downs of non-manufacturing assets and the write-down of certain corporate leased equipment. The impairment charges were included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics ($19 million), Performance Materials & Coatings ($15 million) and Corporate ($15 million). See Note 23 for additional information.

2019 Charges
On August 13, 2019, the Company entered into a definitive agreement to sell its acetone derivatives business to ALTIVIA Ketones & Additives, LLC. The transaction closed on November 1, 2019 and included the Company's acetone derivatives related inventory and production assets, located in Institute, West Virginia, in addition to the site infrastructure, land, utilities and certain railcars. The Company remains at the Institute site as a tenant. As a result of the planned transaction, the Company recognized a pretax impairment charge of $75 million in the third quarter of 2019, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($24 million) and Corporate ($51 million). See Note 23 for additional information.

In the fourth quarter of 2019, upon completion of an evaluation of its equity method investment in Sadara Chemical Company ("Sadara") for other-than-temporary impairment, the Company determined that its investment in Sadara was other-than-temporarily impaired and it was written down to zero. Additionally, as part of Dow's evaluation of Sadara, the Company reserved certain of its notes and accounts receivable with Sadara due to uncertainty on the timing of collection. As a result, the Company recorded a $1,755 million charge related to Sadara, included in “Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($370 million), Industrial Intermediates & Infrastructure ($1,168 million) and Corporate ($217 million). See Notes 12 and 23 for additional information.

In 2019, the Company recognized additional pretax impairment charges of $58 million related primarily to capital additions at Santa Vitoria. The impairment charges were included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics ($44 million), Performance Materials & Coatings ($9 million) and Corporate ($5 million). See Note 23 for additional information.

2018 Charges
In 2018, the Company recognized an additional pretax impairment charge of $34 million related primarily to capital additions at Santa Vitoria. The impairment charge was included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to the Packaging & Specialty Plastics segment. See Note 23 for additional information.

NOTE 7 – SUPPLEMENTARY INFORMATION

Sundry Income (Expense) – Net [1]	Dow Inc.			TDCC
In millions	2020	2019	2018	2020	2019	2018
Non-operating pension and other postretirement benefit plan net credits [2]	$103	$205	$123	$103	$205	$123
Foreign exchange gains (losses)	(62)	91	(119)	(65)	77	(119)
Gain on divestiture of marine and terminal operations and assets [3]	233	—	—	233	—	—
Gain on divestiture of rail infrastructure operations and assets [3]	499	—	—	499	—	—
Loss on early extinguishment of debt [4]	(149)	(102)	(54)	(149)	(102)	(54)
Gain (loss) on divestitures and asset sale [5]	(15)	(49)	—	(15)	2	—
Gain related to Nova ethylene asset matter [6]	544	170	—	544	170	—
Gain on sales of other assets and investments	48	67	18	48	67	18
Dow Silicones breast implant liability adjustment [6]	5	85	—	5	85	—
Indemnification and other transaction related credits (costs) [7]	(21)	(69)	—	(11)	6	—
Loss on Dow Silicones commercial creditor matters [6]	—	(50)	—	—	(50)	—
Post-closing adjustments related to Dow Silicones ownership restructure	—	—	(20)	—	—	(20)
Post-closing adjustments on divestiture of MEGlobal	—	—	20	—	—	20
Other - net	84	113	128	82	113	128
Total sundry income (expense) – net	$1,269	$461	$96	$1,274	$573	$96
1.Prior period amounts were updated to conform with the current year presentation.
2.See Note 20 for additional information.
3.See Note 5 for additional information.
4.See Note 15 for additional information.
5.The year ended December 31, 2020 primarily relates to a loss on the divestiture of a bio-ethanol manufacturing facility in Brazil, related to Packaging & Specialty Plastics. The year ended December 31, 2019 includes post-closing adjustments on previous divestitures, related to Corporate.
6.See Note 16 for additional information.
7.See Note 3 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $3,790 million and $3,256 million at December 31, 2020 and $2,762 million and $2,233 million at December 31, 2019, for Dow Inc. and TDCC, respectively. Accrued payroll, which is a component of "Accrued and other current liabilities" and includes liabilities related to payroll, incentive compensation and severance, was $866 million at December 31, 2020 and $284 million at December 31, 2019. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

Other Investments
The Company has investments in company-owned life insurance policies ("COLI"), which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Dec 31, 2020	Dec 31, 2019
In millions
Gross cash value	$807	$820
Less: Existing drawdowns [1]	—	85
Investments in company-owned life insurance [2]	$807	$735
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Classified as "Other investments" in the consolidated balance sheets.

The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At December 31, 2019, the Company had monetized $85 million of its existing COLI policies' value. In the first nine months of 2020, the Company monetized an additional $211 million. In the fourth quarter of 2020, the Company repaid all existing drawdowns against the cash surrender value, which resulted in no monetization of its existing COLI policies' value at December 31, 2020. The repayment was reflected in "Purchases of investments" in the consolidated statements of cash flows.

Supplemental Cash Flow Information
The following table shows cash paid for interest and income taxes for the years ended December 31, 2020, 2019 and 2018:

Supplemental Cash Flow Information	2020	2019	2018
In millions
Cash paid during year for:
Interest	$842	$993	$1,143
Income taxes	$518	$881	$1,193

NOTE 8 – INCOME TAXES
The financial statements for Dow Inc. and TDCC are substantially similar, including the reporting of current and deferred tax expense (benefit), provision for income taxes on continuing operations, and deferred tax asset and liability balances. As a result, the following income tax discussion pertains to Dow Inc. only.

Geographic Allocation of Income and Provision for Income Taxes on Continuing Operations
In millions	2020	2019	2018
Income (loss) from continuing operations before income taxes
Domestic [1]	$(681)	$(1,196)	$745
Foreign [2]	2,752	(51)	3,004
Income (loss) from continuing operations before income taxes	$2,071	$(1,247)	$3,749
Current tax expense (benefit)
Federal	$(176)	$(287)	$324
State and local	4	25	13
Foreign	691	960	901
Total current tax expense	$519	$698	$1,238
Deferred tax expense (benefit)
Federal [3]	$184	$52	$(318)
State and local	19	19	(32)
Foreign	55	(299)	(79)
Total deferred tax expense (benefit)	$258	$(228)	$(429)
Provision for income taxes on continuing operations	$777	$470	$809
Income (loss) from continuing operations, net of tax	$1,294	$(1,717)	$2,940
1.The 2019 amount includes approximately $1.4 billion of expense related to goodwill impairment and environmental matters. See Notes 13 and 16 for additional information.
2.The 2019 amount includes approximately $1.8 billion of expense for Sadara related charges. See Note 12 for additional information.
3.The 2018 amount reflects the tax impact of the Tax Cuts and Jobs Act which accelerated the utilization of tax credits and required remeasurement of all U.S. deferred tax assets and liabilities.

Reconciliation to U.S. Statutory Rate	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Equity earnings effect	0.2	(3.2)	(3.3)
Foreign income taxed at rates other than the statutory U.S. federal income tax rate [1]	1.7	(14.8)	6.7
U.S. tax effect of foreign earnings and dividends	3.9	1.9	(0.7)
Unrecognized tax benefits	3.3	1.0	0.2
Divestitures [2]	(5.1)	—	0.8
Changes in valuation allowances	12.6	—	—
Impact of tax reform [3]	—	11.1	(3.4)
Federal tax accrual adjustment [4]	—	10.4	—
State and local income taxes	0.3	(4.4)	0.4
Sadara related charges [5]	—	(29.5)	—
Goodwill impairment [6]	—	(17.5)	—
Other - net	(0.4)	(13.7)	(0.1)
Effective tax rate	37.5%	(37.7)%	21.6%
1.Includes the impact of valuation allowances and interest and penalties associated with uncertain tax positions in foreign jurisdictions. The 2020 impact from interest and penalties increased the effective tax rate by approximately 4 percent.
2.The 2020 impact relates to the divestiture of a bio-ethanol manufacturing facility in Brazil. See Note 6 for additional information.
3.Includes the impact of tax reform in Switzerland and the United States.
4.Primarily related to the favorable impact of the restoration of tax basis in assets, driven by a court judgment that did not involve the Company.
5.See Note 12 for additional information.
6.See Note 13 for additional information.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. While the CARES Act has had no significant impact on the Company's provision for income taxes on continuing operations in 2020, the Company filed a tax loss carryback claim for $291 million in accordance with the provisions of the CARES Act. This resulted in an increase in "Accounts and notes receivable - other" and a decrease in "Deferred income tax assets" in the consolidated balance sheets.

In the fourth quarter of 2020, a valuation allowance of $260 million was recorded in the United States, primarily due to filing of the final combined Dow and DuPont tax return and related unutilized foreign tax credits. The Company projects it is more likely than not that a portion of these foreign tax credits and other tax attributes will remain unutilized prior to their expiration.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moved to a hybrid territorial system. While the Company made a reasonable estimate of the effects of The Act on its deferred tax balances and the one-time transition tax at December 31, 2017, in accordance with Staff Accounting Bulletin 118, the income tax effects of The Act were refined upon obtaining, preparing and analyzing additional information during the measurement period as follows:

•In 2018, the Company completed the remeasurement of its U.S. federal deferred tax assets and liabilities based on rates at which they are expected to reverse in the future, which is generally 21 percent, and recorded a benefit of $79 million to “Provision for income taxes on continuing operations” in the consolidated statements of income with respect to the remeasurement of the Company's deferred tax balances.
•The Company adjusted the impact of the mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits, which resulted in a one-time transition tax, and recorded a benefit in 2018 of $85 million to "Provision for income taxes on continuing operations" in the consolidated statements of income with respect to the one-time transition tax. The Company had sufficient tax credits to offset the tax liability associated with the one-time transition tax.
•In 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to inventory was a charge of $38 million to "Provision for income taxes on continuing operations" in the consolidated statements of income.

Deferred Tax Balances at Dec 31	2020		2019
In millions	Assets	Liabilities	Assets	Liabilities
Property	$499	$3,388	$494	$3,177
Tax loss and credit carryforwards	2,004	—	1,920	—
Postretirement benefit obligations	2,712	250	2,432	210
Other accruals and reserves	1,507	43	1,678	43
Intangibles	124	638	120	688
Inventory	30	198	28	234
Investments	142	51	125	48
Other – net	858	196	851	120
Subtotal	$7,876	$4,764	$7,648	$4,520
Valuation allowances	(1,302)	—	(1,262)	—
Total	$6,574	$4,764	$6,386	$4,520

Operating Loss and Tax Credit Carryforwards at Dec 31	2020	2019
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$274	$263
Expire after 5 years or indefinite expiration	1,031	1,133
Total operating loss carryforwards	$1,305	$1,396
Tax credit carryforwards
Expire within 5 years	$434	$32
Expire after 5 years or indefinite expiration	265	492
Total tax credit carryforwards	$699	$524
Total operating loss and tax credit carryforwards	$2,004	$1,920

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7,401 million at December 31, 2020 and $6,851 million at December 31, 2019. Undistributed earnings are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

The following table provides a reconciliation of the Company's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2020	2019	2018
Total unrecognized tax benefits at Jan 1	$319	$314	$255
Decreases related to positions taken on items from prior years	(1)	(1)	(8)
Increases related to positions taken on items from prior years	52	16	68
Increases related to positions taken in the current year	18	10	2
Settlement of uncertain tax positions with tax authorities	(14)	(19)	—
Decreases due to expiration of statutes of limitations	(1)	—	(1)
Foreign exchange gain	—	(1)	(2)
Total unrecognized tax benefits at Dec 31	$373	$319	$314
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$285	$234	$235
Total amount of interest and penalties expense (benefit) recognized in "Provision for income taxes on continuing operations"	$84	$(11)	$(12)
Total accrual for interest and penalties recognized in the consolidated balance sheets	$144	$100	$109

Prior to the separation, TDCC and its consolidated subsidiaries were included in DowDuPont's consolidated federal income tax group and consolidated tax return. Generally, the consolidated tax liability of the DowDuPont U.S. tax group for each year was apportioned among the members of the consolidated group based on each member’s separate taxable income. TDCC and DuPont intend that, to the extent federal and/or state corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with a tax sharing agreement and/or tax matters agreement. At December 31, 2020, the Company had a receivable of $261 million related to the tax sharing agreement, which is included in "Other current assets" in the consolidated balance sheets ($312 million included in "Noncurrent receivables" at December 31, 2019).

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

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at Dec 31, 2020	Earliest Open Year
Jurisdiction
Argentina	2014
Brazil	2015
Canada	2012
China	2010
Germany	2014
Italy	2016
The Netherlands	2016
Switzerland	2016
United States:
Federal income tax	2004
State and local income tax	2004

The reserve for non-income tax contingencies related to issues in the United States and foreign locations was $33 million at December 31, 2020 ($44 million at December 31, 2019). This is management’s best estimate of the potential liability for non-income tax contingencies. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those accrued will have a material impact on the Company’s consolidated financial statements.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations of Dow Inc. for the years ended December 31, 2020, 2019, and 2018. In accordance with the accounting guidance for earnings per share, earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	2020	2019	2018
In millions
Income (loss) from continuing operations, net of tax	$1,294	$(1,717)	$2,940
Net income attributable to noncontrolling interests - continuing operations	(69)	(74)	(102)
Net income attributable to participating securities - continuing operations [1]	(9)	(6)	—
Income (loss) from continuing operations attributable to common stockholders	$1,216	$(1,797)	$2,838
Income from discontinued operations, net of tax	$—	$445	$1,835
Net income attributable to noncontrolling interests - discontinued operations	—	(13)	(32)
Income from discontinued operations attributable to common stockholders	$—	$432	$1,803
Net income (loss) attributable to common stockholders	$1,216	$(1,365)	$4,641

Earnings (Loss) Per Share Calculations - Basic	2020	2019	2018
Dollars per share
Income (loss) from continuing operations attributable to common stockholders	$1.64	$(2.42)	$3.80
Income from discontinued operations, net of tax	—	0.58	2.41
Net income (loss) attributable to common stockholders	$1.64	$(1.84)	$6.21

Earnings (Loss) Per Share Calculations - Diluted	2020	2019	2018
Dollars per share
Income (loss) from continuing operations attributable to common stockholders	$1.64	$(2.42)	$3.80
Income from discontinued operations, net of tax	—	0.58	2.41
Net income (loss) attributable to common stockholders	$1.64	$(1.84)	$6.21

Share Count Information	2020	2019	2018
Shares in millions
Weighted-average common shares outstanding - basic [2]	740.5	742.5	747.2
Plus dilutive effect of equity compensation plans [3]	1.8	—	—
Weighted-average common shares outstanding - diluted [2,3]	742.3	742.5	747.2
Stock options and restricted stock units excluded from EPS calculations [4]	14.2	20.8	—
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.Share amounts for the year ended December 31, 2018 were based on 2,246.3 million DowDuPont common shares outstanding as of the Record Date for the April 1, 2019 distribution, less 4.6 million Employee Stock Ownership Plan ("ESOP") shares that had not been released and were not considered outstanding, adjusted for the Distribution Ratio. There was no dilutive effect for the year ended December 31, 2018 as the Company did not engage in activities giving rise to dilution.
3.The year ended December 31, 2019 reflected a loss from continuing operations, and as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
4.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive. For the year ended December 31, 2018, the Company did not engage in activities giving rise to dilution.

NOTE 10 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2020	2019
Finished goods	$3,140	$3,505
Work in process	996	1,122
Raw materials	598	628
Supplies	933	845
Total	$5,667	$6,100
Adjustment of inventories to the LIFO basis	34	114
Total inventories	$5,701	$6,214

Inventories valued on the LIFO basis represented 30 percent of the total inventories at December 31, 2020 and 32 percent of the total inventories at December 31, 2019.

NOTE 11 – PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)	2020	2019
In millions
Land and land improvements	0-25	$2,011	$2,177
Buildings	5-50	4,976	4,742
Machinery and equipment	3-25	42,108	40,651
Other property	3-50	5,626	5,354
Construction in progress [1]	—	1,604	1,986
Total property		$56,325	$54,910
1.The decrease is primarily related to the Company proactively reducing capital spending in 2020 to focus on cash and maintaining financial strength during the COVID-19 pandemic.

In millions	2020	2019	2018
Depreciation expense	$2,092	$2,156	$2,174
Capitalized interest	$64	$80	$88

NOTE 12 – NONCONSOLIDATED AFFILIATES
The Company’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”) and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates at Dec 31	2020 [1]	2019 [1]
In millions
Investment in nonconsolidated affiliates	$1,327	$1,404
Other noncurrent obligations	(169)	(80)
Net investment in nonconsolidated affiliates	$1,158	$1,324
1.The carrying amount of the Company’s investments in nonconsolidated affiliates at December 31, 2020, was $55 million less than its share of the investees’ net assets, ($51 million less at December 31, 2019), exclusive of additional differences relating to Sadara, EQUATE Petrochemical Company K.S.C.C. ("EQUATE") and AgroFresh Solutions Inc. ("AFSI"), which are discussed separately in the disclosures that follow.

Dividends Received from Nonconsolidated Affiliates	2020	2019	2018
In millions
Dividends from nonconsolidated affiliates	$425	$1,020	$663

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

The Company’s investment in Sadara was $1,618 million less than Dow’s proportionate share of the carrying value of the underlying net assets held by Sadara at December 31, 2020 ($1,705 million less at December 31, 2019). This basis difference is primarily attributed to the long-lived assets of Sadara and is being amortized over the remaining useful lives of the assets. At December 31, 2020, the Company had a negative investment balance in Sadara of $22 million (zero at December 31, 2019) classified as “Other noncurrent obligations” in the Company’s consolidated balance sheets, related to the Company’s share of Sadara’s AOCL in 2020 offset by the basis difference amortization. The Company expects to continue to recognize its share of potential future losses reported by Sadara. See Note 16 for additional information related to guarantees.

In 2019, the Company recorded impairment charges related to its investment in Sadara. The joint venture achieved full commercial operations of all its facilities in 2017. In December 2018, the joint venture successfully completed its Creditors Reliability Test, an extensive operational testing program designed to demonstrate the reliability of the joint venture’s full chemical complex by operating at high rates for an extended period of time. While Sadara had reached these operational milestones and had been generating positive EBITDA (a non-GAAP measure defined as earnings before interest, taxes, depreciation and amortization), the joint venture had yet to report positive net income. During the fourth quarter of 2019, Sadara tested its long-lived assets for impairment using long-term cash flow projections. Sadara’s U.S. GAAP impairment test utilized an undiscounted cash flow methodology, under which Sadara concluded its long-lived assets were recoverable. Due to Sadara's financial condition and its long-lived asset impairment test, Dow evaluated its equity method investment in Sadara for other-than-temporary impairment. The Company utilized a discounted cash flow methodology to measure the estimated fair value of its investment in Sadara, which was estimated to be zero (see Note 23 for additional information on the fair value measurement). The Company determined the decline in value of its investment in Sadara was other-than-temporary due to Sadara’s financial performance since becoming commercially operational in 2017 and uncertainty around prospects for recovery in Sadara’s financial condition. In addition, the Company reserved certain accounts and notes receivable and accrued interest balances associated with Sadara due to uncertainty around the timing of collection. In total, the Company recorded a $1,755 million pretax charge in the fourth quarter of 2019 related to Sadara, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics ($370 million), Industrial Intermediates & Infrastructure ($1,168 million) and Corporate ($217 million).

In 2020, the Company loaned $333 million to Sadara that was accounted for as in substance common stock and classified as "Investment in nonconsolidated affiliates" in the Company's consolidated balance sheets. The Company loaned $473 million to Sadara and converted $380 million of the notes and accounts receivable into equity during 2019. In 2018, the Company converted $382 million of outstanding notes and accounts receivable with Sadara into equity, primarily due to a shareholder loan reduction agreement with Sadara. At December 31, 2020 and 2019, the Company's note receivable with Sadara was zero.

EQUATE
The Company had a negative investment balance in EQUATE of $147 million at December 31, 2020 (negative $80 million at December 31, 2019), classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's investment in EQUATE was $475 million less than the Company's proportionate share of EQUATE's underlying net assets at December 31, 2020 ($489 million less at December 31, 2019), which represents the difference between the fair values of certain MEGlobal assets acquired by EQUATE and the Company's related valuation on a U.S. GAAP basis. A basis difference of $155 million at December 31, 2020 ($169 million at December 31, 2019) is being amortized over the remaining useful lives of the assets and the remainder is considered a permanent difference.

AFSI
At December 31, 2020, the Company had an investment in AFSI of zero ($35 million at December 31, 2019), classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. At December 31, 2020, the Company's investment in AFSI was $108 million less than the Company's proportionate share of AFSI's underlying net assets ($102 million less at December 31, 2019). This amount primarily relates to an other-than-temporary decline in the Company's investment in AFSI. At December 31, 2020, the Company held a 40 percent ownership interest in AFSI (41 percent at December 31, 2019).

Transactions with Nonconsolidated Affiliates
The Company has service agreements with certain nonconsolidated affiliates, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase, lease and sublease agreements.

The Company sells excess ethylene glycol produced at manufacturing facilities in the United States and Europe to MEGlobal, a subsidiary of EQUATE. The Company also sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. Sales of these products to MEGlobal represented 1 percent of total net sales in 2020, 2019 and 2018. Sales of ethylene to MEGlobal are reflected in the Packaging & Specialty Plastics segment and represented 2 percent of the segment's sales in 2020 (1 percent in 2019 and 2018). Sales of ethylene glycol to MEGlobal are reflected in the Industrial Intermediates & Infrastructure segment and represented 1 percent of the segment's sales in 2020 (1 percent in 2019 and 2 percent in 2018).

The Company is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. Purchases of Sadara products represented 8 percent of "Cost of sales" in 2020 (8 percent in 2019 and 9 percent in 2018).

The Company purchases products from The SCG-Dow Group, primarily for marketing and distribution in Asia Pacific. Purchases of products from The SCG-Dow Group represented 3 percent of "Cost of sales" in 2020 (2 percent in 2019 and 2018).

Sales to and purchases from other nonconsolidated affiliates were not material to the consolidated financial statements.

Balances due to or due from nonconsolidated affiliates at December 31, 2020 and 2019 were as follows:

Balances Due To or Due From Nonconsolidated Affiliates at Dec 31	2020	2019
In millions
Accounts and notes receivable - Other	$229	$211
Accounts payable - Other	$1,075	$1,092

Principal Nonconsolidated Affiliates
The Company had an ownership interest in 35 nonconsolidated affiliates at December 31, 2020 (37 at December 31, 2019). The Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at December 31, 2020, 2019 and 2018 are as follows:

Principal Nonconsolidated Affiliates at Dec 31	Country	Ownership Interest
		2020	2019	2018
EQUATE Petrochemical Company K.S.C.C.	Kuwait	42.5%	42.5%	42.5%
The Kuwait Olefins Company K.S.C.C.	Kuwait	42.5%	42.5%	42.5%
The Kuwait Styrene Company K.S.C.C.	Kuwait	42.5%	42.5%	42.5%
Map Ta Phut Olefins Company Limited [1]	Thailand	32.77%	32.77%	32.77%
Sadara Chemical Company	Saudi Arabia	35%	35%	35%
The SCG-Dow Group:
Siam Polyethylene Company Limited	Thailand	50%	50%	50%
Siam Polystyrene Company Limited	Thailand	50%	50%	50%
Siam Styrene Monomer Company Limited	Thailand	50%	50%	50%
Siam Synthetic Latex Company Limited	Thailand	50%	50%	50%
1.The Company's effective ownership of Map Ta Phut Olefins Company Limited ("Map Ta Phut") is 32.77 percent, of which the Company directly owns 20.27 percent and indirectly owns 12.5 percent through its equity interest in Siam Polyethylene Company Limited.

The Company’s investment in and equity earnings from its principal nonconsolidated affiliates are shown in the tables below:

Investment in Principal Nonconsolidated Affiliates at Dec 31	2020	2019
In millions
Investment in nonconsolidated affiliates	$922	$963
Other noncurrent obligations	(169)	(80)
Net investment in principal nonconsolidated affiliates	$753	$883

Equity in Earnings (Losses) of Principal Nonconsolidated Affiliates	2020	2019	2018
In millions
Equity in earnings (losses) of principal nonconsolidated affiliates	$(16)	$21	$561

The summarized financial information that follows represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at Dec 31	2020	2019
In millions
Current assets	$5,044	$5,302
Noncurrent assets	25,298	26,477
Total assets	$30,342	$31,779
Current liabilities	$3,942	$3,743
Noncurrent liabilities	20,144	20,271
Total liabilities	$24,086	$24,014
Noncontrolling interests	$132	$110

Summarized Income Statement Information [1]	2020	2019	2018
In millions
Sales	$9,470	$10,905	$14,461
Gross profit	$619	$644	$2,320
Income (loss) from continuing operations, net of tax	$(461)	$(277)	$1,173
1.The results in this table reflect purchase and sale activity between certain principal nonconsolidated affiliates and the Company, as previously discussed in the "Transactions with Nonconsolidated Affiliates" section.

NOTE 13 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2020 and 2019:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Balance at Jan 1, 2019	$5,101	$1,095	$3,650	$9,846
Foreign currency impact	8	6	(24)	(10)
Goodwill Impairment	—	—	(1,039)	(1,039)
Other	—	(1)	—	(1)
Balance at Dec 31, 2019	$5,109	$1,100	$2,587	$8,796
Foreign currency impact	12	4	106	122
Sale of rail infrastructure	(2)	—	—	(2)
Sale of marine and terminal infrastructure	(4)	(4)	—	(8)
Balance at Dec 31, 2020	$5,115	$1,100	$2,693	$8,908

The separation from DowDuPont did not impact the composition of the Company's six reporting units: Coatings & Performance Monomers, Consumer Solutions, Hydrocarbons & Energy, Industrial Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals. The ECP businesses received as part of the separation from DowDuPont are included in the Hydrocarbons & Energy and Packaging and Specialty Plastics reporting units. At December 31, 2020, goodwill was carried by all reporting units except Coatings & Performance Monomers (“C&PM”).

Goodwill Impairments
The carrying amounts of goodwill at December 31, 2020 and 2019 were net of accumulated impairments of $309 million in Industrial Intermediates & Infrastructure and $2,530 million in Performance Materials & Coatings.

Goodwill Impairment Testing
The Company performs an impairment test of goodwill annually in the fourth quarter. In 2020, the Company performed qualitative assessments for all reporting units that carried goodwill. Based on the results of the qualitative assessments, the Company performed quantitative testing for one reporting unit (two in 2019 and one in 2018). The qualitative assessments on the remaining reporting units indicated that it was not more likely than not that fair value was less than the carrying value for those reporting units.

The quantitative testing conducted in 2020 and 2018 concluded that no goodwill impairments existed.

Upon completion of the quantitative testing in the fourth quarter of 2019, the Company determined the C&PM reporting unit was impaired. During 2019, the C&PM reporting unit did not consistently meet expected financial performance targets, primarily due to the industry’s increased captive use of coatings products, which led to volume reductions; reduced margins for products across the portfolio due to changes in customer buying patterns and supply and demand balances; as well as a continuous trend of customer consolidation in end-markets, which reduced growth opportunities. As a result, the C&PM reporting unit lowered its future revenue and profitability projections. The fair value of the C&PM reporting unit was determined using a discounted cash flow methodology that reflected reductions in projected revenue growth rates due to lower sales volume and price assumptions, as well as reductions to future growth rates. These discounted cash flows did not support the carrying value of the C&PM reporting unit. As a result, the Company recorded a goodwill impairment charge of $1,039 million in the fourth quarter of 2019, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to the Performance Materials & Coatings segment. The carrying value of the C&PM reporting unit's goodwill was zero at December 31, 2019. No other goodwill impairments were identified as a result of the 2019 testing.

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at Dec 31	2020			2019
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,638	$(1,677)	$961	$2,634	$(1,467)	$1,167
Software	1,489	(989)	500	1,449	(893)	556
Trademarks/tradenames	352	(343)	9	352	(342)	10
Customer-related	3,301	(1,419)	1,882	3,207	(1,184)	2,023
Total other intangible assets, finite lives	$7,780	$(4,428)	$3,352	$7,642	$(3,886)	$3,756
In-process research and development	—	—	—	3	—	3
Total other intangible assets	$7,780	$(4,428)	$3,352	$7,645	$(3,886)	$3,759

The following table provides information regarding amortization expense from continuing operations related to intangible assets:

Amortization Expense from Continuing Operations	2020	2019	2018
In millions
Other intangible assets, excluding software	$401	$419	$469
Software, included in "Cost of sales"	$96	$96	$93

Total estimated amortization expense from continuing operations for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2021	$477
2022	$415
2023	$384
2024	$366
2025	$275

NOTE 14 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains committed accounts receivable facilities with various financial institutions, including in the United States, which expires in November 2022 (“U.S. A/R Program”) and in Europe, which expires in July 2023 (“Europe A/R Program” and together with the U.S. A/R Program, "the Programs"). Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. A/R Program and up to €400 million for the Europe A/R Program. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 16 for additional information related to guarantees. There were no receivables sold under the Programs during the years ended December 31, 2020 and 2019.

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

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In 2018, the Company recognized a loss of $7 million on the sale of these receivables, which is included in “Interest expense and amortization of debt discount” in the consolidated statements of income. The Company's interests in the conduits were reflected in "Investing Activities" in the consolidated statements of cash flows and were $657 million in 2018. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements. In November 2019 and July 2020, the North American and European facilities, respectively, were amended and are no longer secured borrowing arrangements. These facilities were not drawn upon during the period they were secured borrowing arrangements. See Note 15 for additional information on the secured borrowing arrangements.

NOTE 15 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at Dec 31
In millions	2020	2019
Commercial paper	$—	$151
Notes payable to banks and other lenders	156	435
Total notes payable	$156	$586
Year-end average interest rates	3.89%	6.30%

Long-Term Debt at Dec 31	2020 Average Rate	2020	2019 Average Rate	2019
In millions
Promissory notes and debentures:
Final maturity 2020	—%	$—	8.44%	$76
Final maturity 2021	8.95%	173	8.95%	174
Final maturity 2022	8.64%	121	3.50%	1,372
Final maturity 2023	7.63%	250	7.64%	325
Final maturity 2024 [1]	3.43%	1,017	3.37%	1,397
Final maturity 2025	5.13%	625	5.26%	662
Final maturity 2026 and thereafter [1]	5.22%	10,888	5.73%	8,820
Other facilities:
U.S. dollar loans	—%	—	2.55%	2,000
Foreign currency notes and loans, various rates and maturities	1.41%	3,189	3.26%	592
InterNotes®, varying maturities through 2050	3.56%	535	3.44%	928
Finance lease obligations [2]		518		395
Unamortized debt discount and issuance costs		(365)		(331)
Long-term debt due within one year [3]		(460)		(435)
Long-term debt		$16,491		$15,975
1.Cost includes net fair value hedge adjustment gains of $69 million at December 31, 2020 ($1 million at December 31, 2019). See Note 22 for additional information.
2.See Note 17 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2020
In millions
2021	$460
2022	$236
2023	$381
2024	$1,079
2025	$717

2020 Activity
In February 2020, the Company issued €2.25 billion aggregate principal amount of notes (“Euro Notes”). The Euro Notes included €1 billion aggregate principal amount of 0.50 percent notes due 2027, €750 million aggregate principal amount of 1.125 percent notes due 2032 and €500 million aggregate principal amount of 1.875 percent notes due 2040. The Euro Notes have a weighted average coupon rate of approximately 1.0 percent. With the net proceeds from the issuance of the Euro Notes, Dow Silicones voluntarily repaid $750 million of principal under a certain third party credit agreement, ("Term Loan Facility”). In addition, the Company redeemed $1.25 billion of 3.0 percent notes issued by the Company with maturity in 2022. As a result, the Company recognized a pretax loss of $85 million on the early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate.

In the first quarter of 2020, the Company withdrew $800 million under various uncommitted bilateral credit arrangements, which were subsequently repaid in the second quarter of 2020.

In August 2020, the Company issued $2 billion aggregate principal amount of notes. The notes included $850 million aggregate principal amount of 2.1 percent notes due 2030 and $1.15 billion aggregate principal amount of 3.6 percent notes due 2050 (together, the "Notes"). With the net proceeds from the issuance of the Notes, Dow Silicones voluntarily repaid the remaining $1.25 billion outstanding principal balance under the Term Loan Facility. In September 2020, the Company also used $556 million of aggregate proceeds from the Notes to fund cash tender offers for certain of its debt securities and certain debt securities of Union Carbide. In total, $493 million aggregate principal amount was tendered and retired. These actions resulted in a pretax loss of $62 million on the early extinguishment of debt included in "Sundry income (expense) – net" in the consolidated statements of income and related to Corporate.

In 2020, the Company also issued an aggregate principal amount of $190 million of InterNotes®, and redeemed an aggregate principal amount of $180 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $400 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss on the early extinguishment of debt of $2 million, included in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate. Additionally, the Company repaid $134 million of long-term debt at maturity and approximately $29 million of long-term debt was repaid by consolidated variable interest entities.

Subsequent Event
On January 15, 2021, the Company announced a call for $118 million of InterNotes® with various maturities, which will settle on February 15, 2021.

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

In 2019, Dow Silicones voluntarily repaid $2.5 billion of principal under the Term Loan Facility. As a result, Dow Silicones recognized a pretax loss of $2 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In October 2019, TDCC launched exchange offers for $4 billion of all the outstanding, unregistered senior notes that were issued in private offerings on November 30, 2018 and May 20, 2019, for identical, registered notes under the Securities Act of 1933 (the “Exchange Offers”). The Exchange Offers were with respect to the Company’s 3.15 percent notes due 2024, 4.55 percent notes due 2025, 3.625 percent notes due 2026, 4.80 percent notes due 2028, 5.55 percent notes due 2048 and 4.80 percent notes due 2049, and fulfilled the Company’s obligations contained in the registration rights agreements entered into in connection with the issuance of the aforementioned notes.

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

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Dec 31, 2020
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2021	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	150	150	March 2022	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2023	Floating rate
Bilateral Revolving Credit Facility	250	250	September 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	September 2023	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2025	Floating rate
Bilateral Revolving Credit Facility	350	350	March 2025	Floating rate
Total Committed and Available Credit Facilities	$8,100	$8,100

Secured Borrowings
In September 2018, the Company renewed its North American accounts receivable securitization facility for a one year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to $800 million. Under the structure of the amended agreement, the Company had the option to use select trade accounts receivable to collateralize the credit facility with certain lenders. In November 2019, the facility was amended and is no longer a secured borrowing arrangement. It was not drawn upon during its term as a secured borrowing arrangement.

In October 2018, the Company renewed its European accounts receivable securitization facility for a two year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to €400 million. Under the structure of the amended agreement, the Company had the option to use select trade accounts receivable to collateralize the credit facility with certain lenders. In July 2020, the facility was amended and is no longer a secured borrowing arrangement. It was not drawn upon during its term as a secured borrowing arrangement. See Note 14 for additional information related to the accounts receivable programs.

Letters of Credit
The Company utilizes letters of credit to support commitments made in the ordinary course of business. While the terms and amounts of letters of credit change, the Company generally has approximately $400 million of outstanding letters of credit at any given time. In addition, at December 31, 2020, the Company had a $220 million outstanding letter of credit related to a guarantee of the Company’s share of one future debt service schedule payment for Sadara. See Note 16 for additional information related to guarantees.

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

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
Introduction
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2020, the Company had accrued obligations of $1,244 million for probable environmental remediation and restoration costs, including $248 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability. At December 31, 2019, the Company had accrued obligations of $1,155 million for probable environmental remediation and restoration costs, including $207 million for the remediation of Superfund sites.

As part of the Company's 2020 Restructuring Program, in the third quarter of 2020, the Company recorded a pretax charge related to environmental remediation matters. This charge resulted from the Company's evaluation of the costs required to manage remediation activities at sites Dow will permanently shut down as part of its 2020 Restructuring Program. In addition, the Company recorded indemnification assets of $50 million related to Dow Silicones' environmental matters. The Company recognized a pretax charge, net of indemnifications, of $56 million, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Performance Materials & Coatings ($52 million) and Corporate ($4 million). See Note 6 for additional information.

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

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2020 and 2019:

Accrued Obligations for Environmental Matters	2020	2019
In millions
Balance at Jan 1	$1,155	$810
Accrual adjustment	285	590
Payments against reserve	(198)	(241)
Foreign currency impact	2	(4)
Balance at Dec 31	$1,244	$1,155

The amounts charged to income on a pretax basis related to environmental remediation totaled $234 million in 2020, $588 million in 2019 and $176 million in 2018. Capital expenditures for environmental protection were $80 million in 2020, $83 million in 2019 and $55 million in 2018.

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

The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawassee River floodplain ("Floodplain") as an additional segment. In January 2015, the Company and the EPA entered into an order to address remediation of the Floodplain. The remedial work is expected to continue over the next two years. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA have been negotiating orders separate from the AOC that obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into six separate orders to perform limited remedial actions in seven of the eight geographic segments in the first Operable Unit, including the Floodplain. Dow has received from the EPA a Notice of Completion of Work for three of these six orders and the Company continues the long-term monitoring requirements. Dow also has entered into a separate order to perform a limited remedial action for certain properties located within the second Operable Unit.

Alternative Dispute Resolution Process
The Company, the EPA, the U.S. Department of Justice and the natural resource damage trustees (which include the Michigan Office of the Attorney General, the Michigan Department of Environment, Great Lakes and Energy, the Michigan Department of Natural Resources, the U.S. Fish and Wildlife Service, the U.S. Bureau of Indian Affairs and the Saginaw-Chippewa Indian Tribe of Michigan) have been engaged in negotiations to seek to resolve potential governmental claims against the Company for natural resource damages related to historical off-site contamination associated with the City of Midland, the Tittabawassee and Saginaw Rivers and the Saginaw Bay. The Company and the governmental parties started meeting in the fall of 2005 and entered into a Confidentiality Agreement in December 2005.

On July 20, 2020, the U.S. District Court for the Eastern District of Michigan ("District Court") entered a final consent decree in Civil Action No. 1:19-cv-13292 between the Company and federal, state and tribal trustees to resolve allegations of natural resource damages arising from the historic operations of the Company’s Midland Site. The consent decree required the Company to pay a $15 million cash settlement to be used for long-term maintenance and trustee-selected remediation projects with an additional $7 million to specified local projects managed by third parties. These funds were paid in December 2020. The consent decree further requires the Company to complete 13 additional environmental restoration projects which are valued by the trustees at approximately $77 million, to be conducted over the next several years.

At December 31, 2020, the accrual for these off-site matters was $107 million (included in the total accrued obligation of $1,244 million). At December 31, 2019, the Company had an accrual for these off-site matters of $135 million (included in the total accrued obligation of $1,155 million).

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

In December 2020, Ankura completed a study of Union Carbide's historical asbestos claim and resolution activity through September 30, 2020, including asbestos-related defense and processing costs, and provided estimates for the undiscounted cost of disposing of pending and future claims against Union Carbide and Amchem through the terminal year of 2049. Based on the study and Union Carbide's internal review process, it was determined that no adjustment to the accrual was required. At December 31, 2020, the asbestos-related liability for pending and future claims against Union Carbide and Amchem, including future asbestos-related defense and processing costs, was $1,098 million, and approximately 22 percent of the recorded liability related to pending claims and approximately 78 percent related to future claims.

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Silicones to resolving product liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $4,081 million undiscounted at December 31, 2020). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Silicones had an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At December 31, 2020, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $58 million.

In accordance with ASC Topic 450 "Accounting for Contingencies," the Company records a liability for breast implant and other product liability claims (“Implant Liability”), which reflects the estimated impact of the settlement of pending claims. The claim filing deadline passed in June 2019. All claims have been received and are being processed. Based on the claims filed at and before the deadline, Dow Silicones estimates that it will be obligated to contribute an additional $160 million after the Settlement Facility balance is exhausted.

In the third quarter of 2019, with the assistance of a third party consultant ("Consultant"), Dow Silicones updated its Implant Liability estimate, primarily reflecting a decrease in Class 16 claims, a decrease resulting from the passage of time, decreased claim filing activity and administrative costs compared with the previous estimate, and an increase in investment income resulting from insurance proceeds. Based on the Consultant's updated estimate and Dow Silicones own review of claim filing activity, Dow Silicones determined that an adjustment to the Implant Liability was required. Accordingly, in the third quarter of 2019, Dow Silicones decreased its Implant Liability $98 million and decreased its corresponding Class 16 receivable $13 million, both included in “Sundry income (expense) - net” in the consolidated statements of income and related to Corporate. The estimate was updated again in the second quarter of 2020 with the assistance of the Consultant, which primarily reflected decreased administrative costs compared with the previous estimate and an increase in investment income resulting from insurance proceeds.

Dow Silicones' Implant Liability was $160 million at December 31, 2020 ($165 million at December 31, 2019), of which $46 million ($20 million at December 31, 2019) was included in “Accrued and other current liabilities” and $114 million ($145 million at December 31, 2019) was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

Commercial Creditor Issues
The Plan provides that each of Dow Silicones commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. Upon the Plan becoming effective, Dow Silicones paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Silicones considers undisputed. On August 19, 2019, Dow Silicones entered into a settlement agreement with the Commercial Creditors related to the remaining, disputed portion, obligating Dow Silicones to pay $172 million, inclusive of the Commercial Creditors' legal costs. The settlement was approved by the District Court. As a result of the settlement agreement, in the third quarter of 2019, the Company recorded a pretax charge of $50 million, net of indemnifications of $37 million, included in "Sundry Income (expense) - net" in the consolidated statements of income and related to Corporate. The settlement was paid to the Commercial Creditors in the fourth quarter of 2019. The litigation is now concluded.

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

Indemnifications with Corning
In connection with the June 1, 2016 ownership restructure of Dow Silicones, the Company is indemnified by Corning for at least 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability, Commercial Creditors issues and certain environmental matters described in the preceding sections, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at $1 billion between May 31, 2018 and May 31, 2023, and no recoveries are permitted after May 31, 2023. The Company had indemnification assets of $115 million at December 31, 2020 ($100 million at December 31, 2019), of which zero ($37 million at December 31, 2019) was included in "Other current assets" and $115 million ($63 million at December 31, 2019) was included in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
In December 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing the Company's Canadian polyethylene patent 2,106,705 (the "'705 Patent"). Nova counterclaimed on the grounds of invalidity and non-infringement. In accordance with Canadian practice, the suit was bifurcated into a merits phase, followed by a damages phase. Following trial in the merits phase, in May 2014 the Federal Court ruled that the Company's '705 Patent was valid and infringed by Nova. Nova appealed to the Canadian Federal Court of Appeal, which affirmed the Federal Court decision in August 2016. Nova then sought leave to appeal its loss to the Supreme Court of Canada ("Court"), which dismissed Nova’s petition in April 2017. As a result, Nova has exhausted all appeal rights on the merits, and it is undisputed that Nova owes the Company the profits it earned from its infringing sales as determined in the trial for the damages phase.

In April 2017, the Federal Court issued a Public Judgment in the damages phase, which detailed its conclusions on how to calculate the profits to be awarded to the Company. In June 2017, the Federal Court ordered Nova to pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to the Company, plus pre- and post-judgment interest, for which the Company received payment of $501 million from Nova in July 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and can be retained by the Company regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC Topic 450-30 "Gain Contingencies," the Company recorded a $160 million pretax gain in the second quarter of 2017.

On September 15, 2020, the Canadian Federal Court of Appeal dismissed Nova's appeal of the damages judgment, thus affirming the trial court's decision in its entirety. In November 2020, Nova filed an application for leave to appeal this decision to the Court. Briefing is expected to be completed in early 2021 and the Company anticipates a decision in the first half of 2021 as to whether the Court will accept the appeal. The Court has complete discretion on whether to grant leave applications. At December 31, 2020, the Company had $341 million (zero at December 31, 2019) included in "Accrued and other current liabilities" and zero ($341 million at December 31, 2019) included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. The Company is confident of its chances to continue to defend the entire judgment if the Court agrees to review it, particularly the trial and appellate courts' determinations on important factual issues, which will be accorded deferential review on appeal.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
On September 18, 2019, the Court of the Queen’s Bench in Alberta, Canada, signed a judgment ordering Nova to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) by October 11, 2019, for damages the Company incurred through 2012 related to the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada. The Court of the Queen's Bench in Alberta, Canada, which initially ruled in June 2018, found that Nova failed to operate the ethylene asset at full capacity for more than ten years, and furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production. These actions resulted in reduced productivity and sales for the Company. Nova has appealed the judgment, however, certain portions of it are not in dispute and are owed to the Company regardless of the outcome of Nova's appeal. As a result of these actions and in accordance with ASC Topic 450-30 “Gain Contingencies,” the Company recorded a $186 million pretax gain in the third quarter of 2019, of which $170 million was included in "Sundry income (expense) - net" and $16 million was included in "Selling, general and administrative expenses" in the consolidated statements of income and related to Packaging & Specialty Plastics. In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company sought a refund of the entire amount remitted to CRA. On March 31, 2020, the Company received the full refund from CRA, equivalent to $259 million U.S. dollars.

In preparation for the June 2020 appellate hearing on the case, Nova provided the Court of the Queen's Bench in Alberta, Canada, an updated schedule of the financial impact of the issues on appeal, which explained that even if Nova prevails on all appeal issues, the Company would still be entitled to retain an amount in excess of the gain recognized in 2019. As a result, the Company recorded an $18 million pretax gain in the second quarter of 2020, of which $12 million was included in "Selling, general and administrative expenses" and $6 million was included in "Sundry income (expense) - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. On September 16, 2020, the Court of Appeal of Alberta issued its decision, affirming the trial court's liability finding, upholding the majority of Dow's damages and requiring the trial court to recalculate a portion of damages. In the fourth quarter of 2020, Nova chose not to petition the Court to review the appellate court decision, making additional portions of the ruling in Dow’s favor final and no longer subject to dispute. As a result, the Company recorded a $552 million pretax gain in the fourth quarter of 2020, of which $538 million was included in "Sundry income (expense) - net" and $14 million was included in "Selling, general and administrative expenses" in the consolidated statements of income and related to Packaging & Specialty Plastics. At December 31, 2020, $323 million ($893 million at December 31, 2019) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Dow continues to seek an award of additional damages for the period from 2013 through 2018.

Purchase Commitments
The Company has outstanding purchase commitments and various commitments for take-or-pay or throughput agreements. The Company was not aware of any purchase commitments that were negotiated as part of a financing arrangement for the facilities that will provide the contracted goods or services or for the costs related to those goods or services at December 31, 2020 and 2019.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Dec 31, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2023	$251	$2	2023	$3,952	$10

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

The Company has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara was approximately $12.5 billion. Sadara had $10.8 billion of Total Project Financing debt outstanding at December 31, 2019. In November 2020, the remaining project completion conditions related to the Total Project Financing guarantees were fulfilled and the Company's guarantee obligations terminated. Subsequently, the Company provided a new guarantee in the form of a letter of credit for its share of one future debt service schedule payment up to $220 million. The guarantee is in proportion to the Company’s 35 percent ownership interest in Sadara and is expected to remain in effect until the re-profiling of Sadara’s debt is completed which is expected in the first quarter of 2021. See Note 12 for additional information.

In January 2021, Sadara reached an agreement in principle with its lenders to re-profile Sadara's outstanding project financing debt. In conjunction with completion of the Sadara debt re-profiling, the Company expects to guarantee approximately $1.3 billion of Sadara’s debt. The debt re-profiling is expected to include a grace period until June 2026, during which Sadara is obligated to make interest-only payments. Dow will also provide guarantees for its portion of all Sadara interest payments due during the grace period. Dow's pro-rata share of any potential shortfall during the grace period will be funded by a new $500 million revolving credit facility guaranteed by Dow, which is expected to be established by Sadara in the first quarter of 2021. Dow's existing $220 million letter of credit related to the guarantee of one future Sadara debt service schedule payment will be cancelled upon completion of the full re-profiling of Sadara's debt. All guarantees related to the debt re-profile and revolving credit facility are in proportion to Dow’s 35 percent ownership interest in Sadara. As a result of these actions, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021.

Asset Retirement Obligations
The Company has 106 manufacturing sites in 31 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. The Company has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; and no assets are retired from service until this process has been followed. The Company typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates are determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. The Company routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

The Company has recognized asset retirement obligations for the following activities: demolition and remediation activities at manufacturing sites primarily in Europe, United States, Japan, United Arab Emirates, Canada and Argentina; and capping activities at landfill sites in the United States, Brazil and Canada. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States, Europe, Argentina and Japan. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance shown below) was $14 million at December 31, 2020 ($19 million at December 31, 2019).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2020 and 2019:

Asset Retirement Obligations	2020	2019
In millions
Balance at Jan 1	$104	$109
Additional accruals	6	10
Liabilities settled	(3)	(7)
Accretion expense	3	2
Revisions in estimated cash flows	7	3
Other	(5)	(13)
Balance at Dec 31	$112	$104

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2020, was 0.42 percent (2.12 percent at December 31, 2019). These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

The Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating normally. Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes in accordance with the accounting guidance related to property, plant and equipment, the Company is unable to reasonably forecast a time frame to use for present value calculations. As such, the Company has not recognized obligations for individual plants/buildings at its manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 36 underground storage wells and 129 underground brine mining and other wells at Company-owned sites when there are no plans or expectations of plans to exit the sites. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material impact on the Company’s consolidated financial statements based on current costs.

NOTE 17 - LEASES
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

Dow routinely leases sales and administrative offices, power plants, production facilities, warehouses and tanks for product storage, aircraft, motor vehicles, railcars, computers, office machines and equipment. Some leases contain renewal provisions, purchase options and escalation clauses and the terms for these leased assets vary depending on the lease agreement. These leased assets have remaining lease terms of up to 55 years. See Note 1 for additional information on leases.

The components of lease cost for operating and finance leases for the years ended December 31, 2020 and 2019 were as follows:

Lease Cost	2020	2019
In millions
Operating lease cost	$484	$532
Finance lease cost
Amortization of right-of-use assets - finance	$58	$39
Interest on lease liabilities - finance	25	25
Total finance lease cost	$83	$64
Short-term lease cost	$213	$204
Variable lease cost	199	198
Sublease income	(5)	(4)
Total lease cost	$974	$994

The following table provides supplemental cash flow information related to leases:

Other Lease Information	2020	2019
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$482	$544
Operating cash flows for finance leases	$25	$25
Financing cash flows for finance leases	$58	$34

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2020 and 2019.

Lease Position	Balance Sheet Classification	Dec 31, 2020	Dec 31, 2019
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]		$185	$2,476
Finance leases		$178	$89
Assets
Operating lease assets	Operating lease right-of-use assets	$1,856	$2,072
Finance lease assets	Property	665	486
Finance lease amortization	Accumulated depreciation	(216)	(167)
Total lease assets		$2,305	$2,391
Liabilities
Current
Operating	Operating lease liabilities - current	$416	$421
Finance	Long-term debt due within one year	54	32
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,521	1,739
Finance	Long-Term Debt	464	363
Total lease liabilities		$2,455	$2,555
1.Includes $2.3 billion for the period ended December 31, 2019 related to the adoption of Topic 842. See Note 1 for additional information.

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2020 and 2019 are provided below:

Lease Term and Discount Rate	Dec 31, 2020	Dec 31, 2019
Weighted-average remaining lease term
Operating leases	7.6 years	8.0 years
Finance leases	11.6 years	12.3 years
Weighted-average discount rate
Operating leases	3.84%	4.09%
Finance leases	5.41%	6.28%

The following table provides the maturities of lease liabilities at December 31, 2020:

Maturities of Lease Liabilities	Operating Leases	Finance Leases
In millions
2021	$477	$78
2022	387	74
2023	312	98
2024	242	45
2025	164	41
2026 and thereafter	703	373
Total future undiscounted lease payments	$2,285	$709
Less: Imputed interest	348	191
Total present value of lease liabilities	$1,937	$518

At December 31, 2020, Dow had additional leases of approximately $56 million, primarily for buildings and equipment, which had not yet commenced. These leases are expected to commence in 2021 and 2022, with lease terms of up to 10 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at December 31, 2020 and 2019. There was $22 million of recorded liability related to these residual value guarantees at December 31, 2020 (zero at December 31, 2019), as payment of such residual value guarantees was determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Dec 31, 2020			Dec 31, 2019
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2030	$818	$22	2028	$792	$—

NOTE 18 – STOCKHOLDERS’ EQUITY
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

The Company may issue shares of Dow Inc. common stock out of treasury stock or as new shares of common stock for options exercised and for the release of restricted stock units ("RSUs"), performance stock units ("PSUs") and restricted stock. Common stock shares issued to employees and non-employee directors was approximately 4.8 million in 2020. Subsequent to the separation from DowDuPont, the number of new Dow Inc. common stock shares issued to employees and non-employee directors was approximately 2.5 million in 2019. See Note 21 for additional information on the Company's equity awards.

TDCC
Effective with the Merger and through March 31, 2019, TDCC had 100 authorized and issued shares of common stock, par value $0.01 per share, owned solely by DowDuPont. Effective with the separation from DowDuPont, TDCC became a wholly owned subsidiary of Dow Inc., which now holds all 100 authorized and issued shares of common stock of TDCC. See Note 3 for additional information.

Retained Earnings
Dow Inc.
There are no significant restrictions limiting Dow Inc.’s ability to pay dividends. Dow Inc. declared dividends of $2.80 per share in 2020 ($2.10 per share in 2019, subsequent to the separation from DowDuPont).

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $716 million at December 31, 2020 and $852 million at December 31, 2019.

TDCC
Effective with the Merger, TDCC no longer had publicly traded common stock. TDCC's common shares were owned solely by DowDuPont, prior to the separation on April 1, 2019, and TDCC's Board determined whether or not there would be a dividend distribution to DowDuPont. Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and TDCC's Board determines whether or not there will be a dividend distribution to Dow Inc. In 2020 and 2019, TDCC declared and paid dividends to Dow Inc. of $2,233 million and $201 million, respectively. In 2019 and 2018, TDCC declared and paid dividends to DowDuPont of $535 million and $3,711 million, respectively.

Employee Stock Ownership Plan
The Dow Employee Stock Ownership Plan (the “ESOP”) is an integral part of The Dow Chemical Company Employees’ Savings Plan (the “Savings Plan”). A significant majority of full-time employees in the United States are eligible to participate in the Savings Plan. The Company uses the ESOP to provide its matching contribution in the form of stock to Plan participants. Effective with the Merger, shares of TDCC Common Stock held by the ESOP were converted into shares of DowDuPont Common Stock at a ratio of 1:1. Effective with the separation from DowDuPont, the DowDuPont Common Stock held by the ESOP received a Dow Inc. Common Stock share dividend at a ratio of 3:1, resulting in the ESOP holding both DowDuPont and Dow Inc. shares. Subsequent to the separation from DowDuPont, the ESOP independent fiduciary sold the DowDuPont shares and purchased additional Dow Inc. shares with the proceeds.

In connection with the acquisition of Rohm and Haas on April 1, 2009, the Rohm and Haas Employee Stock Ownership Plan (the "Rohm and Haas ESOP") was merged into the Savings Plan, and the Company assumed the $78 million balance of debt at 9.8 percent interest with final maturity in 2020 that was used to finance share purchases by the Rohm and Haas ESOP in 1990. The debt was fully repaid in 2020 which resulted in an outstanding balance of zero at December 31, 2020 ($3 million at December 31, 2019).

Dividends on unallocated shares held by the ESOP are used by the ESOP to make debt service payments and to purchase additional shares if dividends exceed the debt service payments. Dividends on allocated shares are used by the ESOP to make debt service payments to the extent needed; otherwise, they are paid to the Savings Plan participants. Shares are released for allocation to participants based on the ratio of the current year’s debt service to the sum of the principal and interest payments over the life of the loan. The shares are allocated to Plan participants in accordance with the terms of the Savings Plan. The unallocated shares are excluded from the Company's earnings per share calculation.

Compensation expense for allocated shares is recorded at the fair value of the shares on the date of allocation. Compensation expense reflected in income from continuing operations for ESOP shares was $72 million in 2020, $77 million in 2019 and $144 million in 2018. At December 31, 2020, 4.4 million shares out of a total 6.1 million shares held by the ESOP had been allocated to participants’ accounts and 1.7 million shares, at a fair value of $93 million, were considered unearned.

Treasury Stock
Dow Inc.
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3 billion to be spent on the repurchase of the Company's common stock, with no expiration date. In 2020, Dow Inc. repurchased $125 million of Dow Inc. common stock ($500 million in 2019). At December 31, 2020, $2.4 billion of the share repurchase program authorization remained available for repurchases.

The Company may issue shares of Dow Inc. common stock out of treasury stock or as new shares of common stock for options exercised and for the release of RSUs, PSUs and restricted stock. The Company did not issue any treasury shares to employees and non-employee directors under its stock-based compensation programs for the years ended December 31, 2020 and 2019. See Note 21 for additional information on changes to the Company's equity awards in connection with the separation from DowDuPont.

The following table provides a reconciliation of Dow Inc. common stock activity for the years ended December 31, 2020 and 2019:

Shares of Dow Inc. Common Stock	Issued	Held in Treasury

Balance at Jan 1, 2019	100	—
Impact of recapitalization	748,771,140	—
Issued [1]	2,457,404	—
Repurchased	—	9,729,834
Balance at Jan 1, 2020	751,228,644	9,729,834
Issued [1]	4,764,554	—
Repurchased	—	3,073,469
Balance at Dec 31, 2020	755,993,198	12,803,303
1.Shares issued to employees and non-employee directors under the Company's equity compensation plans.

Accumulated Other Comprehensive Loss
The changes in each component of AOCL for the years ended December 31, 2020, 2019 and 2018 were as follows:

Accumulated Other Comprehensive Loss	2020	2019	2018
In millions
Unrealized Gains (Losses) on Investments
Beginning balance	$64	$(51)	$17
Unrealized gains (losses) on investments	104	178	(93)
Less: Tax (expense) benefit	(23)	(38)	19
Net unrealized gains (losses) on investments	81	140	(74)
(Gains) losses reclassified from AOCL to net income [1]	(54)	(33)	9
Less: Tax expense (benefit) [2]	13	8	(2)
Net (gains) losses reclassified from AOCL to net income	(41)	(25)	7
Other comprehensive income (loss), net of tax	40	115	(67)
Reclassification of stranded tax effects [3]	—	—	(1)
Ending balance	$104	$64	$(51)
Cumulative Translation Adjustment
Beginning balance	$(1,135)	$(1,813)	$(1,481)
Gains (losses) on foreign currency translation	227	59	(215)
Less: Tax (expense) benefit	25	(2)	(6)
Net gains (losses) on foreign currency translation	252	57	(221)
(Gains) losses reclassified from AOCL to net income [4]	(47)	(89)	(4)
Other comprehensive income (loss), net of tax	205	(32)	(225)
Impact of common control transaction [5]	—	710	—
Reclassification of stranded tax effects [3]	—	—	(107)
Ending balance	$(930)	$(1,135)	$(1,813)
Pension and Other Postretirement Benefits
Beginning balance	$(8,781)	$(7,965)	$(6,998)
Gains (losses) arising during the period	(1,769)	(1,699)	(625)
Less: Tax (expense) benefit	411	413	130
Net gains (losses) arising during the period	(1,358)	(1,286)	(495)
Amortization and recognition of net loss and prior service credits [6]	753	504	594
Less: Tax expense (benefit) [2]	(173)	(117)	(139)
Net loss and prior service credits reclassified from AOCL to net income	580	387	455
Other comprehensive income (loss), net of tax	(778)	(899)	(40)
Impact of common control transaction [5]	—	83	—
Reclassification of stranded tax effects [3]	—	—	(927)
Ending balance	$(9,559)	$(8,781)	$(7,965)
Derivative Instruments
Beginning balance	$(394)	$(56)	$(109)
Gains (losses) on derivative instruments	(96)	(470)	6
Less: Tax (expense) benefit	(1)	101	(2)
Net gains (losses) on derivative instruments	(97)	(369)	4
(Gains) losses reclassified from AOCL to net income [7]	30	44	89
Less: Tax expense (benefit) [2]	(9)	(13)	(18)
Net (gains) losses reclassified from AOCL to net income	21	31	71
Other comprehensive income (loss), net of tax	(76)	(338)	75
Reclassification of stranded tax effects [3]	—	—	(22)
Ending balance	$(470)	$(394)	$(56)
Total AOCL ending balance	$(10,855)	$(10,246)	$(9,885)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Provision for income taxes on continuing operations."
3.Amounts reclassified to "Retained earnings" as a result of the adoption of ASU 2018-02.
4.Reclassified to "Sundry income (expense) - net."
5.Reclassified to "Retained earnings" as a result of the separation from DowDuPont on April 1, 2019. See Note 3 for additional information.
6.These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 20 for additional information.
7.Reclassified to "Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 19 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018:

Noncontrolling Interests
In millions	2020	2019	2018
Balance at Jan 1	$553	$1,138	$1,186
Net income attributable to noncontrolling interests - continuing operations	69	74	102
Net income attributable to noncontrolling interests - discontinued operations	—	13	32
Distributions to noncontrolling interests [1]	(55)	(77)	(145)
Impact of common control transaction [2]	—	(353)	—
Purchase of noncontrolling interests [3]	—	(254)	—
Deconsolidation of noncontrolling interests [4]	(7)	—	—
Cumulative translation adjustments	9	12	(39)
Other	1	—	2
Balance at Dec 31	$570	$553	$1,138
1.Distributions to noncontrolling interests are net of $7 million in 2020 ($7 million in 2019 and $27 million in 2018) in dividends paid to a joint venture, which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income. Also includes amounts attributable to discontinued operations of $7 million in 2019 and $37 million in 2018.
2.Related to the separation from DowDuPont. See Note 3 for additional information.
3.Related to the acquisition of full ownership in a propylene oxide manufacturing joint venture, which occurred on October 1, 2019. See Note 24 for additional information. As a result of this arrangement, the carrying value of the noncontrolling interest was removed, and “Additional paid-in capital” was adjusted by $38 million.
4.Related to the divestiture of the Company's interest in a cogeneration facility in Brazil in the third quarter of 2020. See Note 24 for additional information.

NOTE 20 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
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

The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. In 2020, the Company contributed $299 million to its pension plans, including contributions to fund benefit payments for the Company's unfunded pension plans. The Company expects to contribute approximately $300 million to its pension plans in 2021.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2020	2019	2020	2019	2018
Discount rate	2.20%	2.81%	2.81%	3.50%	3.17%
Interest crediting rate for applicable benefits	3.55%	3.51%	3.51%	3.72%	3.61%
Rate of compensation increase	3.91%	3.92%	3.92%	3.92%	3.88%
Expected return on plan assets			7.00%	7.11%	7.11%

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for U.S. plans are summarized in the table below:

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2020	2019	2020	2019	2018
Discount rate	2.71%	3.41%	3.41%	4.15%	3.66%
Interest crediting rate for applicable benefits	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets			7.95%	7.92%	7.92%

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2020, the Company did not make any contributions to its other postretirement benefit plan trusts. The trusts did not hold assets at December 31, 2020. The Company does not expect to contribute assets to its other postretirement benefit plan trusts in 2021.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit costs for the U.S. plans are provided below:

Weighted-Average Assumptions for U.S. Other Postretirement Benefits Plans	Benefit Obligations at Dec 31		Net Periodic Costs for the Year Ended
	2020	2019	2020	2019	2018
Discount rate	2.38%	3.19%	3.19%	4.01%	3.51%
Health care cost trend rate assumed for next year	6.75%	6.25%	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2028	2025	2025	2025	2025

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

The Company uses the spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs for the U.S. and other selected countries. Under the spot rate approach, the Company calculates service cost and interest cost by applying individual spot rates from the Willis Towers Watson RATE:Link yield curve (based on high-quality corporate bond yields) for each selected country to the separate expected cash flow components of service cost and interest cost. Service cost and interest cost for all other plans are determined on the basis of the single equivalent discount rates derived in determining those plan obligations.

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

Separation from DowDuPont
As a result of the Company’s separation from DowDuPont in 2019, the number of significant defined benefit pension plans administered by the Company decreased from 45 plans to 35 plans, with approximately $270 million of net unfunded pension liabilities transferred to DowDuPont. Plans administered by other subsidiaries of DowDuPont that were transferred to the Company were not significant. There were no changes in the number of significant other postretirement benefit plans administered by the Company as a result of the separation. Existing Company plans that were significantly impacted by the transfer of active plan participants to DowDuPont were remeasured, resulting in curtailment gains and losses and recognition of special termination benefits.

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
In millions	2020	2019	2020	2019
Change in projected benefit obligations:
Benefit obligations at beginning of year	$32,621	$29,600	$1,535	$1,478
Impact of plans transferred to DowDuPont at separation	—	(331)	—	—
Service cost	399	396	7	8
Interest cost	767	921	40	49
Plan participants' contributions	12	12	—	—
Actuarial changes in assumptions and experience	3,021	3,904	7	148
Benefits paid	(1,569)	(1,684)	(132)	(148)
Plan amendments	8	—	—	—
Acquisitions/divestitures/other [1]	(692)	(37)	—	—
Effect of foreign exchange rates	791	14	7	3
Termination benefits/curtailments/settlements [2]	(49)	(174)	—	(3)
Benefit obligations at end of year	$35,309	$32,621	$1,464	$1,535

Change in plan assets:
Fair value of plan assets at beginning of year	$24,908	$22,544	$—	$—
Impact of plans transferred to DowDuPont at separation	—	(61)	—	—
Actual return on plan assets	2,877	3,790	—	—
Employer contributions	299	266	—	—
Plan participants' contributions	12	12	—	—
Benefits paid	(1,569)	(1,684)	—	—
Other [3]	(681)	—	—	—
Effect of foreign exchange rates	571	41	—	—
Settlements	(11)	—	—	—
Fair value of plan assets at end of year	$26,406	$24,908	$—	$—

Funded status:
U.S. plans with plan assets	$(5,873)	$(4,768)	$—	$—
Non-U.S. plans with plan assets	(2,222)	(2,207)	—	—
All other plans	(808)	(738)	(1,464)	(1,535)
Funded status at end of year	$(8,903)	$(7,713)	$(1,464)	$(1,535)

Amounts recognized in the consolidated balance sheets at Dec 31:
Deferred charges and other assets	$1,007	$623	$—	$—
Accrued and other current liabilities	(54)	(49)	(113)	(128)
Pension and other postretirement benefits - noncurrent	(9,856)	(8,287)	(1,351)	(1,407)
Net amount recognized	$(8,903)	$(7,713)	$(1,464)	$(1,535)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$12,736	$11,761	$(129)	$(147)
Prior service credit	(154)	(177)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$12,582	$11,584	$(129)	$(147)
1.The 2020 impact relates primarily to the transfer of benefit obligations in the U.S. through the purchase of annuity contracts from an insurance company. The 2019 impact includes the divestiture of a business with pension benefit obligations of $53 million.
2.The 2020 impact relates to pension plan curtailments of a European plan resulting from the 2020 Restructuring Program and the settlement of certain plan obligations of a U.S. non-qualified pension plan resulting from lump-sum payments. The 2019 impact relates to plan curtailments and associated special termination benefits resulting from the reduction in plan participation due to the separation from DowDuPont.
3.The 2020 impact relates to the purchase of annuity contracts associated with the transfer of benefit obligations to an insurance company.

A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2020 was due to the change in weighted-average discount rates, which decreased from 2.81 percent at December 31, 2019 to 2.20 percent at December 31, 2020. A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2019 was due to the change in weighted-average discount rates, which decreased from 3.69 percent at December 31, 2018 to 2.81 percent at December 31, 2019.

The accumulated benefit obligation for all significant pension plans was $34.1 billion and $31.4 billion at December 31, 2020 and 2019, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31	2020	2019
In millions
Accumulated benefit obligations	$29,084	$26,959
Fair value of plan assets	$20,130	$19,571

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2020	2019
In millions
Projected benefit obligations	$30,161	$28,013
Fair value of plan assets	$20,251	$19,677

Net Periodic Benefit Costs for All Significant Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
In millions	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Costs:
Service cost	$399	$396	$520	$7	$8	$12
Interest cost	767	921	886	40	49	45
Expected return on plan assets	(1,658)	(1,679)	(1,644)	—	—	—
Amortization of prior service credit	(19)	(20)	(24)	—	—	—
Amortization of unrecognized (gain) loss	773	574	642	(10)	(20)	(24)
Curtailment/settlement/other [1]	9	(27)	—	—	(3)	—
Net periodic benefit costs	$271	$165	$380	$37	$34	$33
Less: discontinued operations	—	21	101	—	—	3
Net periodic benefit costs - continuing operations	$271	$144	$279	$37	$34	$30
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$1,753	$1,606	$584	$8	$145	$(13)
Prior service cost	8	—	17	—	—	—
Amortization of prior service credit	19	20	24	—	—	—
Amortization of unrecognized gain (loss)	(773)	(574)	(642)	10	20	24
Common control transaction [2]	—	(112)	—	—	—	—
Curtailment and settlement gain (loss) [1]	(9)	27	—	—	3	—
Total recognized in other comprehensive (income) loss	$998	$967	$(17)	$18	$168	$11
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1,269	$1,132	$363	$55	$202	$44
1.The 2020 impact relates to pension plan curtailments of a European plan resulting from the 2020 Restructuring Program and the settlement of certain plan obligations of a U.S. non-qualified pension plan resulting from lump-sum payments. The 2019 impact relates to plan curtailments and associated special termination benefits resulting from the reduction in plan participation due to the separation from DowDuPont.
2.The 2019 impact is the result of the separation from DowDuPont.

Except for plan curtailment costs related to the 2020 Restructuring Program, which are included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income, non-service cost components of net periodic benefit cost are included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 6 and 7 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments of continuing operations, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2020	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
In millions
2021	$1,647	$114
2022	1,595	103
2023	1,593	102
2024	1,604	101
2025	1,641	100
2026-2030	8,419	449
Total	$16,499	$969

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments, such as real estate, private equity and absolute return strategies. Plan assets totaled $26.4 billion at December 31, 2020 and $24.9 billion at December 31, 2019 and included no directly held common stock of Dow Inc.

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

Equity securities primarily include investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities include investment and non-investment grade corporate bonds of companies diversified across industries, U.S. treasuries, non-U.S. developed market securities, U.S. agency mortgage-backed securities, emerging market securities and fixed income related funds. Alternative investments primarily include investments in real estate, private equity and absolute return strategies. Other significant investment types include various insurance contracts and interest rate, equity, commodity and foreign exchange derivative investments and hedges.

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

A short-term investment money market fund is utilized as the sweep vehicle for the U.S. plans, which from time to time can represent a significant investment. For one U.S. plan, approximately 31 percent of the liability is covered by a participating group annuity issued by Prudential Insurance Company.

The weighted-average target allocation for plan assets of the Company's pension plans is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2020	Target Allocation
Asset Category
Equity securities	35%
Fixed income securities	36
Alternative investments	28
Other investments	1
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2020 and 2019:

Basis of Fair Value Measurements	Dec 31, 2020				Dec 31, 2019
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,298	$1,103	$195	$—	$754	$675	$79	$—
Equity securities:
U.S. equity securities [1]	$3,934	$3,911	$22	$1	$3,844	$3,752	$91	$1
Non - U.S. equity securities	5,186	4,213	964	9	4,646	3,819	801	26
Total equity securities	$9,120	$8,124	$986	$10	$8,490	$7,571	$892	$27
Fixed income securities:
Debt - government-issued	$4,998	$128	$4,870	$—	$4,992	$197	$4,795	$—
Debt - corporate-issued	3,970	553	3,416	1	3,697	607	3,089	1
Debt - asset-backed	103	—	102	1	70	—	69	1
Total fixed income securities	$9,071	$681	$8,388	$2	$8,759	$804	$7,953	$2
Alternative investments:
Private markets	$13	$—	$—	$13	$11	$—	$—	$11
Real estate	51	51	—	—	25	25	—	—
Derivatives - asset position	697	2	695	—	574	2	572	—
Derivatives - liability position	(594)	(1)	(593)	—	(513)	(2)	(511)	—
Total alternative investments	$167	$52	$102	$13	$97	$25	$61	$11
Other investments	$472	$22	$448	$2	$411	$28	$383	$—
Subtotal	$20,128	$9,982	$10,119	$27	$18,511	$9,103	$9,368	$40
Investments measured at net asset value:
Hedge funds	$1,350				$1,595
Private markets	3,135				2,794
Real estate	1,886				2,110
Total investments measured at net asset value	$6,371				$6,499
Items to reconcile to fair value of plan assets:
Pension trust receivables [2]	$66				$70
Pension trust payables [3]	(159)				(172)
Total	$26,406				$24,908
1.No Dow Inc. common stock was directly held at December 31, 2020 or December 31, 2019.
2.Primarily receivables for investment securities sold.
3.Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2020 and 2019:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
In millions
Balance at Jan 1, 2019	$39	$1	$1	$—	$41
Actual return on assets:
Relating to assets sold during 2019	(2)	—	—	—	(2)
Relating to assets held at Dec 31, 2019	1	—	(14)	—	(13)
Purchases, sales and settlements, net	(11)	1	24	—	14
Balance at Dec 31, 2019	$27	$2	$11	$—	$40
Actual return on assets:
Relating to assets sold during 2020	—	—	(11)	—	(11)
Relating to assets held at Dec 31, 2020	(1)	—	8	(1)	6
Purchases, sales and settlements, net	(19)	(1)	5	3	(12)
Transfers into Level 3, net	3	1	—	—	4
Balance at Dec 31, 2020	$10	$2	$13	$2	$27

Defined Contribution Plans
U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Defined contribution plans also cover employees in some subsidiaries in other countries, including China, Brazil, Canada, Belgium, Spain and the United Kingdom. Expense of continuing operations recognized for all defined contribution plans was $156 million in 2020, $163 million in 2019 and $186 million in 2018.

NOTE 21 – STOCK-BASED COMPENSATION
The Company grants stock-based compensation to employees and non-employee directors in the form of stock incentive plans, which include stock options, stock appreciation rights, RSUs and restricted stock. The Company also provides stock-based compensation in the form of PSUs.

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

The total stock-based compensation expense included in continuing operations in the consolidated statements of income was $171 million, $158 million and $188 million in 2020, 2019 and 2018, respectively. The income tax benefits related to stock-based compensation arrangements were $39 million, $36 million and $42 million in 2020, 2019 and 2018, respectively. Amounts disclosed throughout the remainder of this footnote are inclusive of activity attributable to both continuing operations and discontinued operations, as the impact of discontinued operations is not significant.

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

The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

Weighted-Average Assumptions	2020	2019	2018
Dividend yield	5.80%	5.10%	2.13%
Expected volatility	26.70%	26.10%	23.34%
Risk-free interest rate	1.49%	2.43%	2.83%
Expected life of stock options granted during period (years)	6.1	6.1	6.2

The dividend yield assumption was equal to the dividend yield on the grant date, which reflected the Company's quarterly dividend payments of $0.70 per share in 2020 on Dow Inc. Common Stock ($0.70 per share in 2019 on Dow Inc. Common Stock and $0.38 per share in 2018 on DowDuPont Common Stock). The expected volatility assumptions for the 2020, 2019 and 2018 stock options were based on an equal weighting of the historical daily volatility for the expected term of the awards and current implied volatility from exchange-traded options. The expected volatility assumption for the market portion of the 2020 and 2019 PSU awards were based on historical daily volatility for the term of the award. The risk-free interest rate was based on the U.S. Treasury strip rates over the expected life of the 2020, 2019 and 2018 options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

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

On April 1, 2019 ("Original Effective Date"), in connection with the separation, the Company adopted the 2019 Stock Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company may grant stock options, RSUs, PSUs, stock appreciation rights and stock units to employees and non-employee directors until the tenth anniversary of the Original Effective Date, subject to an aggregate limit and annual individual limits. The terms of the grants are fixed at the grant date. At December 31, 2020, there were approximately 16 million shares of common stock available for grant under the 2019 Plan.

Stock Options
The Company grants stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of the common stock on the grant date. Options vest from one to three years and have a maximum term of ten years. The following table summarizes stock option activity for 2020:

Stock Options	2020
Shares in thousands	Shares	Exercise Price [1]
Outstanding at Jan 1, 2020	21,265	$45.96
Granted	2,191	$48.30
Exercised	(3,002)	$36.78
Forfeited/Expired	(202)	$59.70
Outstanding at Dec 31, 2020	20,252	$47.44
Remaining contractual life in years		4.63
Aggregate intrinsic value in millions	$209
Exercisable at Dec 31, 2020	16,564	$46.11
Remaining contractual life in years		3.76
Aggregate intrinsic value in millions	$192
1.Weighted-average per share.

Additional Information about Stock Options
In millions, except per share amounts	2020	2019	2018
Weighted-average fair value per share of options granted	$5.89	$7.99	$15.38
Total compensation expense for stock option plans	$22	$23	$68
Related tax benefit	$5	$5	$15
Total amount of cash received from the exercise of options	$108	$93	$112
Total intrinsic value of options exercised [1]	$41	$77	$160
Related tax benefit	$9	$17	$36
1.Difference between the market price at exercise and the price paid by the employee to exercise the options.

Total unrecognized compensation cost related to unvested stock option awards of $8 million at December 31, 2020, is expected to be recognized over a weighted-average period of 1.34 years.

Restricted Stock Units
The Company grants RSUs to certain employees and non-employee directors. The grants vest after a designated period of time, generally three years for employees and two years for non-employee directors. The following table shows changes in nonvested RSUs:

RSU Awards	2020
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at Jan 1, 2020	2,454	$59.98
Granted	2,065	$47.66
Vested	(1,422)	$55.53
Canceled	(90)	$54.69
Nonvested at Dec 31, 2020	3,007	$53.78
1.Weighted-average per share.

Additional Information about RSUs
In millions, except per share amounts	2020	2019	2018
Weighted-average fair value per share of RSUs granted	$47.66	$54.78	$71.46
Total fair value of RSUs vested [1]	$106	$264	$382
Related tax benefit	$24	$59	$86
Total compensation expense for RSU awards	$93	$110	$144
Related tax benefit	$21	$25	$32
1.Includes the fair value of shares vested in prior years and delivered in the reporting year.

In 2020, the Company paid $4 million in cash, equal to the value of the stock award on the date of delivery, to certain executive employees to settle approximately 85,000 RSUs (341,000 RSUs settled in cash for $19 million in 2019 and 625,000 RSUs settled in cash for $45 million in 2018). Total unrecognized compensation cost related to RSU awards of $75 million at December 31, 2020 is expected to be recognized over a weighted-average period of 1.69 years. At December 31, 2020, approximately 1.3 million RSUs with a grant date weighted-average fair value per share of $53.91 had previously vested, but were not issued. These shares are scheduled to be issued to employees within six months to three years or upon retirement.

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

The following table shows the PSU awards granted:

PSU Awards		Target Shares Granted [1]	Grant Date Fair Value [2]
Shares in thousands
Year	Performance Period
2020	Jan 1, 2020 – Dec 31, 2022	1,426	$48.35
2019	Apr 1, 2019 – Dec 31, 2021	1,173	$57.58
2017	Sep 1, 2017 – Aug 31, 2019	232	$71.16
2017 [3]	Jan 1, 2017 – Dec 31, 2019	1,728	$81.99
1.At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of target shares granted.
2.Weighted-average per share.
3.Converted to RSUs as a result of the Merger.

The following table shows changes in nonvested PSUs:

PSUs	2020
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at Jan 1, 2020	1,121	$57.58
Granted	1,426	$48.35
Vested	—	$—
Canceled	(59)	$53.09
Nonvested at Dec 31, 2020	2,488	$53.78
1.Weighted-average per share.

Additional Information about PSUs
In millions, except share amounts	2020	2019	2018
Total fair value of PSUs vested and delivered [1]	$—	$18	$—
Related tax benefit	$—	$4	$—
Total compensation expense for PSU awards	$56	$25	$12
Related tax benefit	$13	$6	$3
Shares of PSUs settled in cash (in thousands) [2]	—	162	—
Total cash paid to settle PSUs [3]	$—	$13	$—
1.Includes the fair value of shares vested in prior years and delivered in the reporting year.
2.PSU awards vested in prior years and delivered in the reporting year.
3.Cash paid to certain executive employees for PSU awards vested in prior periods and delivered in the reporting year, equal to the value of the stock award on the date of delivery.

Total unrecognized compensation cost related to PSU awards of $31 million at December 31, 2020, is expected to be recognized over a weighted-average period of 1.67 years.

Restricted Stock
Under the 2012 Plan, the Company granted shares (including options, stock appreciation rights, stock units and restricted stock) to non-employee directors over the 10-year duration of the program, subject to the plan's aggregate limit as well as annual individual limits. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until retirement or termination of service to the Company. In 2018, 36,000 shares of restricted stock with a weighted average fair value of $62.82 were issued under this plan. In 2019 and 2020, there were no restricted stock shares issued under this plan.

NOTE 22 – FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2020 and 2019:

Fair Value of Financial Instruments at Dec 31	2020				2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$980	$—	$—	$980	$220	$—	$—	$220
Money market funds	484	—	—	484	408	—	—	408
Total cash equivalents	$1,464	$—	$—	$1,464	$628	$—	$—	$628
Marketable securities [2]	$45	$—	$—	$45	$21	$—	$—	$21
Other investments:
Debt securities:
Government debt [3]	$673	$35	$(10)	$698	$533	$33	$(11)	$555
Corporate bonds	822	119	(5)	936	944	80	(10)	1,014
Total debt securities	$1,495	$154	$(15)	$1,634	$1,477	$113	$(21)	$1,569
Equity securities [4]	6	34	—	40	10	6	(1)	15
Total other investments	$1,501	$188	$(15)	$1,674	$1,487	$119	$(22)	$1,584
Total cash equivalents, marketable securities and other investments	$3,010	$188	$(15)	$3,183	$2,136	$119	$(22)	$2,233
Long-term debt including debt due within one year [5]	$(16,951)	$6	$(3,659)	$(20,604)	$(16,410)	$7	$(2,258)	$(18,661)
Derivatives relating to:
Interest rates [6]	$—	$41	$(182)	$(141)	$—	$8	$(283)	$(275)
Foreign currency	—	69	(84)	(15)	—	101	(21)	80
Commodities [6]	—	63	(84)	(21)	—	59	(115)	(56)
Total derivatives	$—	$173	$(350)	$(177)	$—	$168	$(419)	$(251)
1.The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2.The Company's investments in marketable securities are included in "Other current assets" in the consolidated balance sheets.
3.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
4.Equity securities with a readily determinable fair value.
5.Cost includes fair value hedge adjustment gains of $69 million at December 31, 2020 and losses of $1 million at December 31, 2019 on $3,314 million of debt at December 31, 2020 and $3,490 million of debt at December 31, 2019.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company’s investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the years ended December 31, 2020, 2019 and 2018.

Investing Results
In millions	2020	2019	2018
Proceeds from sales of available-for-sale securities	$837	$1,138	$1,053
Gross realized gains	$94	$51	$21
Gross realized losses	$40	$18	$30

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Dec 31, 2020 [1]	Cost	Fair Value
In millions
Within one year	$25	$25
One to five years	406	448
Six to ten years	649	685
After ten years	415	476
Total	$1,495	$1,634
1.Includes marketable securities with maturities of less than one year.

Portfolio managers regularly review the Company’s holdings to determine if any investments in debt securities are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired.

The credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses in 2020, 2019 or 2018.

The following table provides the fair value and gross unrealized losses of the Company’s investments in debt securities that were deemed to be temporarily impaired at December 31, 2020 and 2019, aggregated by investment category:

Temporarily Impaired Debt Securities at Dec 31	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
2020
Government debt [1]	$124	$(3)	$7	$(7)	$131	$(10)
Corporate bonds	55	(3)	12	(2)	67	(5)
Total temporarily impaired debt securities	$179	$(6)	$19	$(9)	$198	$(15)
2019
Government debt [1]	$55	$(3)	$23	$(8)	$78	$(11)
Corporate bonds	79	(3)	52	(7)	131	(10)
Total temporarily impaired debt securities	$134	$(6)	$75	$(15)	$209	$(21)
1.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities' obligations.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the year ended December 31, 2020. The net unrealized gain recognized in earnings on equity securities totaled $32 million for the year ended December 31, 2020 ($5 million net unrealized gain for the year ended December 31, 2019).

Investments in Equity Securities	Dec 31, 2020	Dec 31, 2019
In millions
Readily determinable fair value	$40	$15
Not readily determinable fair value	$215	$189

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value-at-risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at December 31, 2020. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2021.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s senior leadership who also reviews these strategies with the Dow Inc. Board and/or relevant committees thereof.

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at December 31, 2020 and 2019, were as follows:

Notional Amounts - Net	Dec 31, 2020	Dec 31, 2019
In millions
Derivatives designated as hedging instruments
Interest rate contracts	$612	$922
Foreign currency contracts	$3,784	$6,253
Derivatives not designated as hedging instruments
Interest rate contracts	$94	$145
Foreign currency contracts	$9,187	$5,567

The notional amounts of the Company's commodity derivatives presented on a net basis at December 31, 2020 and 2019, were as follows:

Commodity Notionals - Net	Dec 31, 2020	Dec 31, 2019	Notional Volume Unit

Derivatives designated as hedging instruments
Hydrocarbon derivatives	10.9	6.1	million barrels of oil equivalent
Derivatives not designated as hedging instruments
Hydrocarbon derivatives	—	0.1	million barrels of oil equivalent
Power derivatives	—	87.5	thousands of megawatt hours

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2021
Foreign currency contracts	2021
Commodity contracts	2022

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

Commodity swaps, futures and option contracts with maturities of not more than 60 months are utilized and designated as cash flow hedges of forecasted commodity purchases. The designated portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income.

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

Net Foreign Investment Hedges
The Company designates derivatives that qualify as effective net foreign investment hedges, the results of which are presented in the effect of derivative instruments table. In addition, the Company utilizes non-derivative instruments as net foreign investment hedges. The Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $194 million at December 31, 2020 ($184 million at December 31, 2019).

The following tables provide the fair value and balance sheet classification of derivative instruments at December 31, 2020 and 2019:

Fair Value of Derivative Instruments		Dec 31, 2020
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$3	$(3)	$—
Foreign currency contracts	Other current assets	39	(19)	20
Commodity contracts	Other current assets	146	(109)	37
Commodity contracts	Deferred charges and other assets	31	(8)	23
Total		$219	$(139)	$80
Derivatives not designated as hedging instruments
Interest rate contracts	Deferred charges and other assets	$41	$—	$41
Foreign currency contracts	Other current assets	74	(25)	49
Commodity contracts	Other current assets	4	(1)	3
Total		$119	$(26)	$93
Total asset derivatives		$338	$(165)	$173

Liability derivatives
Derivatives designated as hedging instruments
Interest rate contracts	Accrued and other current liabilities	$7	$(3)	$4
Foreign currency contracts	Accrued and other current liabilities	93	(19)	74
Commodity contracts	Accrued and other current liabilities	151	(112)	39
Commodity contracts	Other noncurrent obligations	48	(9)	39
Total		$299	$(143)	$156
Derivatives not designated as hedging instruments
Interest rate contracts	Other noncurrent obligations	$178	$—	$178
Foreign currency contracts	Accrued and other current liabilities	35	(25)	10
Commodity contracts	Accrued and other current liabilities	9	(3)	6
Total		$222	$(28)	$194
Total liability derivatives		$521	$(171)	$350
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
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets	$21	$(13)	$8
Foreign currency contracts	Other current assets	105	(36)	69
Commodity contracts	Other current assets	44	(25)	19
Commodity contracts	Deferred charges and other assets	28	(3)	25
Total		$198	$(77)	$121
Derivatives not designated as hedging instruments
Interest rate contracts	Other current assets	$14	$(14)	$—
Foreign currency contracts	Other current assets	44	(12)	32
Commodity contracts	Other current assets	18	(3)	15
Total		$76	$(29)	$47
Total asset derivatives		$274	$(106)	$168

Liability derivatives
Derivatives designated as hedging instruments
Interest rate contracts	Accrued and other current liabilities	$23	$(13)	$10
Interest rate contracts	Other noncurrent obligations	1	—	1
Foreign currency contracts	Accrued and other current liabilities	46	(36)	10
Commodity contracts	Accrued and other current liabilities	95	(29)	66
Commodity contracts	Other noncurrent obligations	38	(4)	34
Total		$203	$(82)	$121
Derivatives not designated as hedging instruments
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $7 million at December 31, 2020 ($5 million at December 31, 2019). No cash collateral was posted by counterparties with the Company at December 31, 2020 ($3 million at December 31, 2019).

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018:

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]			Amount of gain (loss) recognized in income [2]			Income Statement Classification
In millions	2020	2019	2018	2020	2019	2018
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$—	$69	$17	$—	Interest expense and amortization of debt discount [3]
Excluded components [4]	7	(3)	—	—	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	—	(316)	26	(2)	1	(3)	Interest expense and amortization of debt discount
Foreign currency contracts	(20)	16	19	3	28	(18)	Cost of sales
Foreign currency contracts	—	10	(3)	—	8	—	Sundry income (expense) - net
Commodity contracts	(8)	(6)	(46)	(31)	(81)	(69)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(38)	(52)	116	—	—	—
Excluded components [4]	27	162	—	20	99	—	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$(32)	$(189)	$112	$59	$72	$(90)
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(16)	$(4)	$—	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	—	28	45	101	Sundry income (expense) - net
Commodity contracts	—	—	—	11	(28)	(12)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$—	$23	$13	$89
Total derivatives	$(32)	$(189)	$112	$82	$85	$(1)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
4.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax amounts to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Dec 31, 2020
Cash flow hedges:
Interest rate contracts	$(8)
Commodity contracts	$(1)
Foreign currency contracts	$(18)
Net foreign investment hedges:
Excluded components	$2

NOTE 23 – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Dec 31, 2020			Dec 31, 2019
In millions	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	$—	$980	$980	$—	$220	$220
Money market funds	—	484	484	—	408	408
Marketable securities [2]	—	45	45	—	21	21
Equity securities [3]	40	—	40	15	—	15
Debt securities: [3]
Government debt [4]	—	698	698	—	555	555
Corporate bonds	28	908	936	22	992	1,014
Derivatives relating to: [5]
Interest rates	—	44	44	—	35	35
Foreign currency	—	113	113	—	149	149
Commodities	8	173	181	23	67	90
Total assets at fair value	$76	$3,445	$3,521	$60	$2,447	$2,507
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$20,604	$20,604	$—	$18,661	$18,661
Derivatives relating to: [5]
Interest rates	—	185	185	—	310	310
Foreign currency	—	128	128	—	69	69
Commodities	7	201	208	14	137	151
Total liabilities at fair value	$7	$21,118	$21,125	$14	$19,177	$19,191
1.The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2.The Company's investments in marketable securities are included in "Other current assets" in the consolidated balance sheets.
3.The Company's investments in debt securities, which are primarily available-for-sale, and equity securities are included in "Other investments" in the consolidated balance sheets.
4.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities' obligations.
5.See Note 22 for the classification of derivatives in the consolidated balance sheets.
6.See Note 22 for information on fair value measurements of long-term debt.

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

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models. See Note 22 for further information on the types of instruments used by the Company for risk management.

There were no transfers between Levels 1 and 2 in the years ended December 31, 2020 and 2019.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade accounts receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests. See Note 14 for further information on assets classified as Level 3 measurements.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $111 million in private equity and $19 million in real estate at December 31, 2020 ($117 million in private equity and $18 million in real estate at December 31, 2019). There are no redemption restrictions and the unfunded commitments on these investments were $63 million at December 31, 2020 ($76 million at December 31, 2019).

The following table summarizes the changes in fair value measurements using Level 3 inputs for the year ended December 31, 2018:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Accounts Receivable Conduits	2018
In millions
Balance at Jan 1	$677
Gain (loss) included in earnings [1]	3
Settlements [2]	(680)
Balance at Dec 31	$—
1.Included in "Selling, general and administrative expenses" in the consolidated statements of income.
2.Includes noncash transactions of $23 million for the year ended December 31, 2018.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets in 2020, 2019 and 2018:

Basis of Fair Value Measurements on a Nonrecurring Basis at Dec 31	(Level 3)	Total Losses
In millions
2020
Assets at fair value:
Long-lived assets and other assets	$121	$(245)
2019
Assets at fair value:
Long-lived assets, other assets and equity method investments	$162	$(2,031)
Goodwill	$—	$(1,039)
2018
Assets at fair value:
Long-lived assets and other assets	$—	$(67)

2020 Fair Value Measurements on a Nonrecurring Basis
As part of the 2020 Restructuring Program, the Company has or will shut down and write off several small manufacturing facilities and miscellaneous assets around the world. The assets associated with this plan were written down to zero. In addition, impairments of leased, non-manufacturing facilities, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to a fair value of $110 million using unobservable inputs. The impairment charges related to the 2020 Restructuring Program, totaling $196 million, were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($11 million), Industrial Intermediates & Infrastructure ($22 million), Performance Materials & Coatings ($116 million) and Corporate ($47 million).

In 2020, the Company recognized impairment charges of $30 million related to the write-down of a non-manufacturing asset and certain corporate leased equipment and the write-off of a capital project. The assets, classified as Level 3 measurements, were valued at $11 million using unobservable inputs. The impairment charges were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Performance Materials & Coatings ($15 million) and Corporate ($15 million).

In 2020, the Company recognized an additional pretax impairment charge of $19 million related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017. The assets were written down to zero in 2020. The impairment charge was included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics. On September 29, 2020, the Company divested the bio-ethanol manufacturing facility. See Note 6 for additional information.

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

In the fourth quarter of 2019, the Company performed its annual goodwill impairment testing utilizing a discounted cash flow methodology as its valuation technique. As a result, the Company determined the fair value of the C&PM reporting unit was lower than its carrying amount and recorded an impairment charge of $1,039 million, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to Performance Materials & Coatings. See Note 13 for additional information on the impairment charge.

In the fourth quarter of 2019, the Company concluded that its equity method investment in Sadara, classified as a Level 3 measurement and valued using unobservable inputs, was other-than-temporarily impaired and written down to zero. Additionally, the Company reserved certain accounts and notes receivable and accrued interest balances due to uncertainty on the timing of collection. As a result, the Company recorded a $1,755 million charge related to Sadara. The charge was included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics ($370 million), Industrial Intermediates & Infrastructure ($1,168 million) and Corporate ($217 million). See Note 12 for additional information.

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

See Note 6 for additional information on the Company's restructuring activities.

NOTE 24 – VARIABLE INTEREST ENTITIES
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

Cogeneration in Brazil
The Company held variable interests in a cogeneration facility in Brazil that provided power to the Company's bio-ethanol manufacturing facility. The Company's variable interests were the result of a tolling arrangement where it provided fuel to the entity and purchased a majority of the cogeneration facility’s output on terms that ensured a return to the entity’s equity holders. On September 29, 2020, the Company divested its bio-ethanol manufacturing facility and is no longer a party to the tolling arrangement with the cogeneration facility.

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

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2020 and 2019:

Assets and Liabilities of Consolidated VIEs at Dec 31
In millions	2020	2019
Cash and cash equivalents	$26	$37
Other current assets	44	51
Net property	232	330
Other noncurrent assets	17	18
Total assets [1]	$319	$436
Current liabilities	$73	$141
Long-term debt	6	34
Other noncurrent obligations	18	21
Total liabilities [2]	$97	$196
1.All assets were restricted at December 31, 2020 and 2019.
2.All liabilities were nonrecourse at December 31, 2020 and 2019.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at December 31, 2020 and 2019 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The Company holds a variable interest in the following entities for which the Company is not the primary beneficiary:

Silicon Joint Ventures
The Company holds minority voting interests in certain joint ventures that produce silicon inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the obligation to absorb expected losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be VIEs. The Company is not the primary beneficiary, as it does not hold the power to direct the activities that most significantly impact the economic performance of these entities; therefore, the entities are accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities. At December 31, 2020, the Company's investment in these joint ventures was $107 million ($100 million at December 31, 2019), classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

NOTE 25 – RELATED PARTY TRANSACTIONS
Effective with the separation from DowDuPont on April 1, 2019, TDCC became a wholly owned subsidiary of Dow Inc. and reported transactions with Dow Inc. as related party transactions. From the Merger Date through March 31, 2019, TDCC reported transactions with DowDuPont and Historical DuPont and its affiliates as related party transactions.

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. In 2020 and 2019, TDCC declared and paid dividends to Dow Inc. of $2,233 million and $201 million, respectively. At December 31, 2020 and 2019, TDCC's intercompany loan balance with Dow Inc. was insignificant.

DowDuPont
Pursuant to the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, and prior to the separation from DowDuPont, TDCC committed to fund a portion of DowDuPont's dividends paid to common stockholders and certain governance expenses. In addition, share repurchases by DowDuPont were partially funded by TDCC through 2018. In 2019, TDCC declared and paid dividends to DowDuPont of $535 million ($3,711 million in 2018).

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

NOTE 26 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow combines global breadth, asset integration and scale, focused innovation and leading business positions to achieve profitable growth. The Company's ambition is to become the most innovative, customer centric, inclusive and sustainable materials science company, with a purpose to deliver a sustainable future for the world through our materials science expertise and collaboration with our partners. Dow’s portfolio of plastics, industrial intermediates, coatings and silicones businesses delivers a broad range of differentiated science-based products and solutions for its customers in high-growth market segments, such as packaging, infrastructure, mobility and consumer care. Dow operates 106 manufacturing sites in 31 countries and employs approximately 35,700 people.

The Company conducts its worldwide operations through six global businesses which are organized into the following operating segments: Packaging & Specialty Plastics, Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. The Company did not aggregate any operating segments when determining its reportable segments. The Company reports geographic information for the following regions: U.S. & Canada, Asia Pacific, Latin America and EMEAI. The Company transfers ethylene to its downstream derivative businesses at market prices. The Company also allocated costs previously assigned to AgCo and SpecCo ("stranded costs") to the operating segments.

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT (for the year ended December 31, 2020) and pro forma Operating EBIT (for the years ended December 31, 2019 and 2018) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, excluding the impact of significant items. The Company defines pro forma Operating EBIT as earnings (i.e., "Income (loss) from continuing operations before income taxes") before interest, plus pro forma adjustments, excluding the impact of significant items. Operating EBIT and pro forma Operating EBIT by segment include all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. The Company also presents pro forma net sales for the years ended December 31, 2019 and 2018 in this footnote as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Pro forma net sales includes the impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont.

Corporate Profile
Dow conducts its worldwide operations through global businesses which are reflected in the following reportable segments:

Packaging & Specialty Plastics
Packaging & Specialty Plastics consists of two highly integrated global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment employs the industry’s broadest polyolefin product portfolio, supported by the Company’s proprietary catalyst and manufacturing process technologies, to work at the customer’s design table throughout the value chain to deliver more reliable and durable, higher performing, and more sustainable plastics to customers in food and specialty packaging; industrial and consumer packaging; health and hygiene; caps, closures and pipe applications; consumer durables; mobility and transportation; and infrastructure. This segment includes the results of The Kuwait Styrene Company K.S.C.C. and The SCG-Dow Group, as well as a portion of the results of EQUATE, The Kuwait Olefins Company K.S.C.C. ("TKOC"), Map Ta Phut and Sadara, all joint ventures of the Company.

Industrial Intermediates & Infrastructure
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, electronics, surfactants for cleaning and sanitization, infrastructure and oil and gas. The global scale and reach of these businesses, world-class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others. This segment includes a portion of the Company's share of the results of EQUATE, TKOC, Map Ta Phut and Sadara.

Performance Materials & Coatings
Performance Materials & Coatings includes industry-leading franchises that deliver a wide array of solutions into consumer and infrastructure end-markets. The segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. These businesses primarily utilize the Company's acrylics-, cellulosics- and silicone-based technology platforms to serve the needs of the architectural and industrial coatings; home care and personal care; consumer and electronics; mobility and transportation; industrial and chemical processing; and building and infrastructure end-markets. Both businesses employ materials science capabilities, global reach and unique products and technology to combine chemistry platforms to deliver differentiated offerings to customers.

Corporate
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Sales are attributed to geographic region based on customer location; long-lived assets are attributed to geographic region based on asset location.

Geographic Region Information	United States	EMEAI	Rest of World	Total
In millions
2020
Sales to external customers	$12,547	$12,969	$13,026	$38,542
Long-lived assets	$13,833	$2,813	$3,593	$20,239
2019
Sales to external customers	$14,437	$14,612	$13,902	$42,951
Long-lived assets	$14,571	$2,649	$3,776	$20,996
2018
Sales to external customers	$16,613	$17,406	$15,585	$49,604
Long-lived assets	$14,750	$2,657	$4,011	$21,418

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
2020
Net sales	$18,301	$12,021	$7,951	$269	$38,542
Restructuring and asset related charges - net [1]	30	22	192	464	708
Equity in earnings (losses) of nonconsolidated affiliates	173	(166)	6	(31)	(18)
Operating EBIT [2]	2,325	355	314	(279)	2,715
Depreciation and amortization	1,372	605	870	27	2,874
Total assets	30,069	12,220	13,915	5,266	61,470
Investments in nonconsolidated affiliates	661	531	108	27	1,327
Capital expenditures	678	268	306	—	1,252
2019
Net sales	$20,245	$13,440	$8,923	$343	$42,951
Pro forma net sales	20,245	13,449	8,961	343	42,998
Restructuring, goodwill impairment and asset related charges - net [1]	439	1,175	1,076	529	3,219
Equity in earnings (losses) of nonconsolidated affiliates	162	(241)	5	(20)	(94)
Pro forma Operating EBIT [3]	2,904	845	918	(315)	4,352
Depreciation and amortization	1,435	594	877	32	2,938
Total assets	29,522	11,753	14,059	5,190	60,524
Investments in nonconsolidated affiliates	675	568	101	60	1,404
Capital expenditures	1,039	452	470	—	1,961
2018
Net sales	$24,195	$15,447	$9,677	$285	$49,604
Pro forma net sales	24,237	15,465	9,865	285	49,852
Restructuring, goodwill impairment and asset related charges - net [1]	46	11	21	143	221
Equity in earnings (losses) of nonconsolidated affiliates	287	284	4	(20)	555
Pro forma Operating EBIT [3]	3,593	1,767	1,246	(370)	6,236
Depreciation and amortization	1,385	607	888	29	2,909
Total assets [4]	30,279	14,092	16,050	3,378	63,799
Investments in nonconsolidated affiliates	1,278	1,850	99	93	3,320
Capital expenditures	1,231	433	427	—	2,091
1.See Note 6 for information regarding the Company's restructuring programs, goodwill impairment and other asset related charges.
2.Operating EBIT for TDCC in 2020 is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Income from continuing operations, net of tax" to Operating EBIT is provided on the following page.
3.Pro forma Operating EBIT for TDCC in 2019 is substantially the same as that of Dow Inc. (same for 2018) and therefore is not disclosed separately in the table above. A reconciliation of "Income (loss) from continuing operations, net of tax" to pro forma Operating EBIT is provided on the following page.
4.Excludes assets of discontinued operations of $19,900 million.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBIT	2020
In millions
Income from continuing operations, net of tax	$1,294
+ Provision for income taxes on continuing operations	777
Income from continuing operations before income taxes	$2,071
- Interest income	38
+ Interest expense and amortization of debt discount	827
- Significant items	145
Operating EBIT	$2,715

Reconciliation of "Income (loss) from continuing operations, net of tax" to Pro Forma Operating EBIT	2019	2018
In millions
Income (loss) from continuing operations, net of tax	$(1,717)	$2,940
+ Provision for income taxes on continuing operations	470	809
Income (loss) from continuing operations before income taxes	$(1,247)	$3,749
- Interest income	81	82
+ Interest expense and amortization of debt discount	933	1,063
+ Pro forma adjustments [1]	65	180
- Significant items	(4,682)	(1,326)
Pro forma Operating EBIT	$4,352	$6,236
1.Pro forma adjustments include: (1) the margin impact of various manufacturing, supply and service related agreements entered into with DuPont and Corteva in connection with the separation which provide for different pricing than the historical intercompany and intracompany pricing practices of TDCC and Historical DuPont (included for 2019 and 2018 only), (2) the removal of the amortization of ECP's inventory step-up recognized in connection with the Merger and (3) the elimination of the impact of events directly attributable to the Merger, internal reorganization and business realignment, separation, distribution and other related transactions (e.g., one-time transaction costs).

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT and pro forma Operating EBIT:

Significant Items by Segment for 2020	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(239)	$(239)
Restructuring and asset related charges - net [2]	(30)	(22)	(192)	(464)	(708)
Warranty accrual adjustment of exited business [3]	—	—	—	11	11
Restructuring implementation costs [4]	—	—	—	(10)	(10)
Net gain on divestitures and asset sale [5]	52	61	—	604	717
Litigation related charges, awards and adjustments [6]	544	—	—	—	544
Loss on early extinguishment of debt [7]	—	—	—	(149)	(149)
Indemnification and other transaction related costs [8]	—	—	—	(21)	(21)
Total	$566	$39	$(192)	$(268)	$145
1.Costs related to business separation activities.
2.Includes Board approved restructuring plans and asset-related charges, which include other asset impairments. See Note 6 for additional information.
3.Includes an adjustment to the warranty accrual of an exited business.
4.Includes costs associated with implementing the Company's 2020 Restructuring Program.
5.Primarily related to a gain on the sale of rail infrastructure in the U.S. and Canada and a gain on the sale of marine and terminal operations and assets in the U.S. See Notes 5 and 7 for additional information.
6.Includes recognition of gains associated with a legal matter with Nova. See Note 16 for additional information.
7.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 15 for additional information.
8.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.

Significant Items by Segment for 2019	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(1,013)	$(1,013)
Restructuring, goodwill impairment and asset related charges - net [2]	(439)	(1,175)	(1,076)	(529)	(3,219)
Warranty accrual adjustment of exited business [3]	—	—	—	39	39
Environmental charges [4]	(5)	(8)	(50)	(336)	(399)
Loss on divestitures [5]	—	(5)	—	(44)	(49)
Loss on early extinguishment of debt [6]	—	—	—	(102)	(102)
Litigation related charges, awards and adjustments [7]	170	—	—	35	205
Indemnification and other transaction related costs [8]	—	—	—	(144)	(144)
Total	$(274)	$(1,188)	$(1,126)	$(2,094)	$(4,682)
1.Costs related to post-Merger integration and business separation activities. Excludes one-time transaction costs directly attributable to the Merger.
2.Includes Board approved restructuring plans and asset related charges (see Note 6 for additional information); a charge related to Sadara (see Note 12 for additional information) and an impairment charge related to goodwill associated with the Coatings & Performance Monomers reporting unit (see Note 13 for additional information).
3.Includes an adjustment to the warranty accrual of an exited business.
4.Related to environmental remediation, primarily resulting from the culmination of long-standing negotiations with regulators and/or agencies and review of additional costs to manage ongoing remediation activities resulting from Dow’s separation from DowDuPont and related agreements with Corteva and DuPont. See Note 16 for additional information.
5.Includes post-closing adjustments on previous divestitures.
6.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 15 for additional information.
7.Includes a gain associated with a legal matter with Nova, as well as a gain related to an adjustment of the Implant Liability and a charge related to the settlement of the Commercial Creditor matters. See Note 16 for additional information.
8.Includes charges primarily associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.

Significant Items by Segment for 2018	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Impact of Dow Silicones ownership restructure [1]	$—	$—	$(20)	$—	$(20)
Integration and separation costs [2]	—	—	—	(1,074)	(1,074)
Restructuring and asset related charges - net [3]	(46)	(11)	(21)	(120)	(198)
Gain on divestiture [4]	—	20	—	—	20
Loss on early extinguishment of debt [5]	—	—	—	(54)	(54)
Total	$(46)	$9	$(41)	$(1,248)	$(1,326)
1.Includes a loss related to a post-closing adjustment related to the Dow Silicones ownership restructure.
2.Costs related to post-Merger integration and separation and distribution activities, and costs related to the Dow Silicones ownership restructure.
3.Includes Board approved restructuring plans and asset-related charges, which include other asset impairments. See Note 6 for additional information.
4.Includes a gain related to the Company's sale of its equity interest in MEGlobal.
5.The Company retired outstanding notes payable resulting in a loss on early extinguishment. See Note 15 for additional information.

NOTE 27 - SELECTED QUARTERLY FINANCIAL DATA

2020
In millions, except per share amounts (Unaudited)	1st	2nd	3rd	4th	Year
Dow Inc.
Net sales	$9,770	$8,354	$9,712	$10,706	$38,542
Cost of sales	$8,230	$7,610	$8,371	$9,135	$33,346
Gross margin	$1,540	$744	$1,341	$1,571	$5,196
Restructuring and asset related charges (credits) - net [1]	$96	$6	$617	$(11)	$708
Integration and separation costs [2]	$65	$46	$63	$65	$239
Net income (loss) [3]	$258	$(217)	$(1)	$1,254	$1,294
Net income (loss) attributable to Dow Inc.	$239	$(225)	$(25)	$1,236	$1,225
Earnings (loss) per common share from continuing operations - basic [4]	$0.32	$(0.31)	$(0.04)	$1.66	$1.64
Earnings (loss) per common share from continuing operations - diluted [4]	$0.32	$(0.31)	$(0.04)	$1.65	$1.64
Dividends declared per share of common stock	$0.70	$0.70	$0.70	$0.70	$2.80
Market price range of common stock:
High	$53.75	$45.90	$51.07	$57.73	$57.73
Low	$22.00	$27.04	$39.44	$45.18	$22.00
TDCC
Net sales	$9,770	$8,354	$9,712	$10,706	$38,542
Cost of sales	$8,230	$7,608	$8,371	$9,134	$33,343
Gross margin	$1,540	$746	$1,341	$1,572	$5,199
Restructuring and asset related charges (credits) - net [1]	$96	$6	$617	$(11)	$708
Integration and separation costs [2]	$65	$46	$63	$65	$239
Net income (loss) [3]	$258	$(217)	$(1)	$1,264	$1,304
Net income (loss) attributable to The Dow Chemical Company	$239	$(225)	$(25)	$1,246	$1,235
1.See Note 6 for additional information.
2.See Note 3 for additional information.
3.See Notes 5, 7, 15 and 16 for information on additional items materially impacting "Net income (loss)." The fourth quarter of 2020 includes a gain related to the sale of marine and terminal operations and assets and a gain associated with a legal matter with Nova. The third quarter of 2020 includes a gain related to the sale of rail infrastructure operations and assets and a loss on the early extinguishment of debt. The first quarter of 2020 includes a loss on the early extinguishment of debt.
4.Earnings per common share amounts relate only to Dow Inc. as TDCC common shares are not publicly traded and are all owned by Dow Inc. Due to quarterly changes in the share count and the allocation of income to participating securities, the sum of the four quarters does not equal the earnings per share amount calculated for the year.

2019
In millions, except per share amounts (Unaudited)	1st	2nd	3rd	4th	Year
Dow Inc.
Net sales	$10,969	$11,014	$10,764	$10,204	$42,951
Cost of sales	$9,142	$9,420	$9,377	$8,718	$36,657
Gross margin	$1,827	$1,594	$1,387	$1,486	$6,294
Restructuring, goodwill impairment and asset related charges - net [1]	$156	$65	$147	$2,851	$3,219
Integration and separation costs [2]	$452	$348	$164	$99	$1,063
Income (loss) from continuing operations, net of tax	$156	$90	$347	$(2,310)	$(1,717)
Income from discontinued operations net of tax	$445	$—	$—	$—	$445
Net income (loss) [3]	$601	$90	$347	$(2,310)	$(1,272)
Net income (loss) attributable to Dow Inc.	$556	$75	$333	$(2,323)	$(1,359)
Earnings (loss) per common share from continuing operations - basic [4]	$0.16	$0.10	$0.45	$(3.14)	$(2.42)
Earnings (loss) per common share from continuing operations - diluted [4]	$0.16	$0.10	$0.45	$(3.14)	$(2.42)
Dividends declared per share of common stock [5]	N/A	$0.70	$0.70	$0.70	$2.10
Market price range of common stock:
High [5]	N/A	$59.71	$52.79	$55.99	$59.71
Low [5]	N/A	$46.76	$40.71	$43.85	$40.71
TDCC
Net sales	$10,969	$11,014	$10,764	$10,204	$42,951
Cost of sales	$9,142	$9,419	$9,377	$8,719	$36,657
Gross margin	$1,827	$1,595	$1,387	$1,485	$6,294
Restructuring, goodwill impairment and asset related charges - net [1]	$156	$65	$147	$2,851	$3,219
Integration and separation costs [2]	$452	$324	$164	$99	$1,039
Income (loss) from continuing operations, net of tax	$156	$217	$324	$(2,292)	$(1,595)
Income from discontinued operations net of tax	$445	$—	$—	$—	$445
Net income (loss) [3]	$601	$217	$324	$(2,292)	$(1,150)
Net income (loss) attributable to The Dow Chemical Company	$556	$202	$310	$(2,305)	$(1,237)
1.See Note 6 for additional information.
2.See Note 3 for additional information.
3.See Notes 3, 8, 15 and 16 for information on additional items materially impacting "Net income (loss)." The fourth quarter of 2019 included a gain related to the effects of Swiss tax reform and a loss on the early extinguishment of debt. The third quarter of 2019 included a charge related to environmental remediation, a charge related to the settlement of the Commercial Creditor matters, a gain related to an adjustment to the Implant Liability and a gain associated with a legal matter with Nova. The second quarter of 2019 included charges associated with agreements entered into with DuPont and Corteva as part of the separation from DowDuPont.
4.Earnings per common share amounts relate only to Dow Inc. as TDCC common shares are not publicly traded and are all owned by Dow Inc. Due to quarterly changes in the share count and the allocation of income to participating securities, the sum of the four quarters does not equal the earnings per share amount calculated for the year.
5.Dow Inc.'s common stock was solely owned by DowDuPont through March 31, 2019, and on April 1, 2019, Dow Inc. became an independent, publicly traded company.

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

The Companies' internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Companies;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Companies are being made only in accordance with authorizations of management and Directors of the Companies; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Companies' assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, any system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

Management assessed the effectiveness of the Companies' internal control over financial reporting and concluded that, as of December 31, 2020, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dow Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Dow Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 5, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
Midland, Michigan
February 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of The Dow Chemical Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 5, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
Midland, Michigan
February 5, 2021

ITEM 9B. OTHER INFORMATION
None.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I, Item 1. Business under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of Dow Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow Inc. common stock is contained in the definitive Proxy Statement for the 2021 Annual Meeting of the Stockholders of Dow Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Dow Inc. and are incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accountants
Information with respect to fees and services related to the Company's independent auditors, Deloitte & Touche LLP ("Deloitte"), and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Dow Inc. and are incorporated herein by reference.

The Audit Committee of Dow Inc. carefully considers the qualifications and competence of candidates for the independent registered public accounting firm. In accordance with its pre-approval policies and procedures, the Audit Committee pre-approved all professional services rendered by and associated fees paid to Deloitte, for the Companies, for the years ended December 31, 2020 and 2019. Professional services were performed by Deloitte, its member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (“Deloitte Entities”). Total fees paid to the Deloitte Entities are shown by category in the following table:

Type of Fees
In thousands	2020	2019
Audit Fees [1]	$21,237	$25,142
Audit-Related Fees [2]	2,807	4,438
Tax Fees [3]	2,053	2,780
Total	$26,097	$32,360
1.The aggregate fees billed for the integrated audit of the Company's annual financial statements and internal control over financial reporting, the reviews of the financial statements in quarterly reports on Form 10-Q, comfort letters, consents, statutory audits, and other regulatory filings. For 2020 and 2019, the fees include $135,000 and $850,000 respectively, which were associated with supporting the DuPont de Nemours, Inc. filings with the U.S. Securities and Exchange Commission ("SEC") for the period prior to the separation from DowDuPont Inc.
2.The aggregate fees billed primarily for audits of carve-out financial statements, assessment of controls relating to outsourced services, audits and reviews supporting divestiture activities, and agreed-upon procedures engagements.
3.The aggregate fees billed primarily for corporate tax consulting services, the preparation of expatriate employees' tax returns and tax compliance services.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

(1)    The Company’s 2020 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

4.3    Indenture, dated July 26, 2019 (the "2019 Indenture"), between The Dow Chemical Company and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Dow Inc. and The Dow Chemical Company's Annual Report on Form 10-K filed with the SEC on February 7, 2020).

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
Valuation and Qualifying Accounts	Schedule II

(In millions) For the years ended Dec 31,	2020	2019	2018
Accounts Receivable - Allowance for Doubtful Receivables
Balance at beginning of year	$45	$42	$59
Additions charged to expenses [1]	22	24	10
Additions charged to other accounts [2]	—	—	4
Deductions from reserves [3]	(16)	(21)	(31)
Balance at end of year	$51	$45	$42
Inventory - Obsolescence Reserve
Balance at beginning of year	$35	$23	$18
Additions charged to expenses	2	19	7
Deductions from reserves [4]	(14)	(7)	(2)
Balance at end of year	$23	$35	$23
Reserves for Other Investments and Noncurrent Receivables
Balance at beginning of year	$2,215	$460	$430
Additions charged to expenses [1]	7	1,758	44
Deductions from reserves [5]	(129)	(3)	(14)
Balance at end of year	$2,093	$2,215	$460
Deferred Tax Assets - Valuation Allowance
Balance at beginning of year	$1,262	$1,225	$1,255
Additions charged to expenses	313	140	152
Deductions from reserves	(273)	(103)	(182)
Balance at end of year	$1,302	$1,262	$1,225
1.In 2019, additions charged to expenses for "Accounts Receivable - Allowance for Doubtful Receivables" included $2 million and additions charged to expenses for "Reserves for Other Investments and Noncurrent Receivables" included $1,753 million related to the Company's investment in Sadara Chemical Company ("Sadara"). See Note 12 to the Consolidated Financial Statements for additional information.
2.Additions to allowance for doubtful receivables charged to other accounts were classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. These reserves relate to the Company's sale of trade accounts receivable. Anticipated credit losses in the portfolio of receivables sold were used to fair value the Company's interests held in trade accounts receivable conduits. See Notes 14 and 23 to the Consolidated Financial Statements for additional information.
3.Deductions included write-offs, recoveries, currency translation adjustments and other miscellaneous items.
4.Deductions included disposals and currency translation adjustments.
5.In 2020, deductions from reserves for "Reserves for Other Investments and Noncurrent Receivables" included $77 million related to the Company's investment in Sadara. See Note 12 to the Consolidated Financial Statements for additional information.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2021.

DOW INC.
THE DOW CHEMICAL COMPANY

/s/ RONALD C. EDMONDS
Ronald C. Edmonds, Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 5, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ SAMUEL R. ALLEN	/s/ RONALD C. EDMONDS
Samuel R. Allen, Director, Dow Inc.	Ronald C. Edmonds, Controller and Vice President of Controllers and Tax, Dow Inc. and TDCC (Authorized Signatory and Principal Accounting Officer)

/s/ AJAY BANGA	/s/ JEFF M. FETTIG
Ajay Banga, Director, Dow Inc.	Jeff M. Fettig, Lead Director, Dow Inc.

/s/ GAURDIE BANISTER JR.	/s/ JIM FITTERLING
Gaurdie Banister Jr., Director, Dow Inc.	Jim Fitterling, Director, Chairman and Chief Executive Officer, Dow Inc. and TDCC (Principal Executive Officer)

/s/ JACQUELINE K. BARTON	/s/ JACQUELINE C. HINMAN
Jacqueline K. Barton, Director, Dow Inc.	Jacqueline C. Hinman, Director, Dow Inc.

/s/ JAMES A. BELL	/s/ HOWARD UNGERLEIDER
James A. Bell, Director, Dow Inc.	Howard Ungerleider, President and Chief Financial Officer, Dow Inc. and TDCC; Director, TDCC (Principal Financial Officer)

/s/ WESLEY G. BUSH	/s/ JILL S. WYANT
Wesley G. Bush, Director, Dow Inc.	Jill S. Wyant, Director, Dow Inc.

/s/ RICHARD K. DAVIS	/s/ DANIEL W. YOHANNES
Richard K. Davis, Director, Dow Inc.	Daniel W. Yohannes, Director, Dow Inc.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACOUSTICRYL, ACRYSOL, AFFINITY, AMPLIFY, AQUASET, AVANSE, CARBOWAX, DOW, DOWANOL, DOWSIL, DOWTHERM, ECOFAST, ELITE, ENGAGE, EVOQUE, FORMASHIELD, IMAGIN3D, MAINCOTE, MOBILITYSCIENCE, NEOSEED, NORDEL, PRIMAL, RHOBARR, RHOPLEX, SENTRY, SILASTIC, SUNSPHERES, SYL-OFF, TAMOL, TERGITOL, TRITON, UCAR, UCON, VERSENE, WALOCEL

The following registered trademark of Disability:IN appears in this report: Disability Equality Index®

The following registered trademark of Incapital Holdings appears in this report: InterNotes®

The following registered service mark of American Chemistry Council in the United States appears in this report:
Responsible Care®

The following registered trademark of Great Place to Work® Institute, Inc. appears in this report: Great Place to Work®

The following registered trademark of The National Safety Council appears in this report: Green Cross for Safety®

® ™ Trademark of The Dow Chemical Company ("TDCC") or an affiliated company, except as otherwise specified.