Form 10-Q
period 2021-03-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2021-04-23
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Dow Inc. had 746,989,442 shares of common stock, $0.01 par value, outstanding at March 31, 2021. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2021, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2021

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
This Quarterly Report on Form 10-Q is a combined report being filed by Dow Inc. and The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the "Company") due to the parent/subsidiary relationship between Dow Inc. and TDCC. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted. Each of Dow Inc. and TDCC is filing information in this report on its own behalf and neither company makes any representation to the information relating to the other company.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters, and often contain words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words or phrases.

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

Risks related to Dow’s separation from DowDuPont Inc. include, but are not limited to: (i) Dow’s inability to achieve some or all of the benefits that it expects to receive from the separation from DowDuPont Inc.; (ii) certain tax risks associated with the separation; (iii) the failure of Dow’s pro forma financial information to be a reliable indicator of Dow’s future results; (iv) non-compete restrictions under the separation agreement; (v) receipt of less favorable terms in the commercial agreements Dow entered into with DuPont and Corteva, Inc. (“Corteva”), including restrictions under intellectual property cross-license agreements, than Dow would have received from an unaffiliated third party; and (vi) Dow’s obligation to indemnify DuPont and/or Corteva for certain liabilities.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These are not the only risks and uncertainties that Dow faces. There may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on Dow’s business. Dow assumes no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2021	Mar 31, 2020
Net sales	$11,882	$9,770
Cost of sales	10,062	8,230
Research and development expenses	194	179
Selling, general and administrative expenses	366	334
Amortization of intangibles	101	100
Restructuring and asset related charges - net	—	96
Integration and separation costs	—	65
Equity in earnings (losses) of nonconsolidated affiliates	224	(89)
Sundry income (expense) - net	128	(81)
Interest income	8	15
Interest expense and amortization of debt discount	196	215
Income before income taxes	1,323	396
Provision for income taxes	317	138
Net income	1,006	258
Net income attributable to noncontrolling interests	15	19
Net income available for Dow Inc. common stockholders	$991	$239

Per common share data:
Earnings per common share - basic	$1.32	$0.32
Earnings per common share - diluted	$1.32	$0.32

Weighted-average common shares outstanding - basic	744.8	740.2
Weighted-average common shares outstanding - diluted	749.8	742.0

Depreciation	$515	$515
Capital expenditures	$289	$395
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Net income	$1,006	$258
Other comprehensive income (loss), net of tax
Unrealized losses on investments	(49)	(100)
Cumulative translation adjustments	(253)	(163)
Pension and other postretirement benefit plans	1,134	142
Derivative instruments	110	(162)
Total other comprehensive income (loss)	942	(283)
Comprehensive income (loss)	1,948	(25)
Comprehensive income attributable to noncontrolling interests, net of tax	15	19
Comprehensive income (loss) attributable to Dow Inc.	$1,933	$(44)
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2021: $37; 2020: $26)	$4,133	$5,104
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2021: $55; 2020: $51)	5,576	4,839
Other	2,689	2,551
Inventories	6,157	5,701
Other current assets	608	889
Total current assets	19,163	19,084
Investments
Investment in nonconsolidated affiliates	1,620	1,327
Other investments (investments carried at fair value - 2021: $1,529; 2020: $1,674)	2,436	2,775
Noncurrent receivables	449	465
Total investments	4,505	4,567
Property
Property	56,009	56,325
Less: Accumulated depreciation	36,112	36,086
Net property (variable interest entities restricted - 2021: $216; 2020: $232)	19,897	20,239
Other Assets
Goodwill	8,819	8,908
Other intangible assets (net of accumulated amortization - 2021: $4,521; 2020: $4,428)	3,199	3,352
Operating lease right-of-use assets	1,810	1,856
Deferred income tax assets	1,778	2,215
Deferred charges and other assets	1,266	1,249
Total other assets	16,872	17,580
Total Assets	$60,437	$61,470
Liabilities and Equity
Current Liabilities
Notes payable	$152	$156
Long-term debt due within one year	492	460
Accounts payable:
Trade	4,200	3,763
Other	2,369	2,126
Operating lease liabilities - current	405	416
Income taxes payable	305	397
Accrued and other current liabilities	3,431	3,790
Total current liabilities	11,354	11,108
Long-Term Debt (variable interest entities nonrecourse - 2021: $6; 2020: $6)	16,200	16,491
Other Noncurrent Liabilities
Deferred income tax liabilities	485	405
Pension and other postretirement benefits - noncurrent	9,032	11,648
Asbestos-related liabilities - noncurrent	995	1,013
Operating lease liabilities - noncurrent	1,477	1,521
Other noncurrent obligations	6,331	6,279
Total other noncurrent liabilities	18,320	20,866
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2021: 759,792,745 shares; 2020: 755,993,198 shares)	8	8
Additional paid-in capital	7,743	7,595
Retained earnings	16,829	16,361
Accumulated other comprehensive loss	(9,913)	(10,855)
Unearned ESOP shares	(39)	(49)
Treasury stock at cost (2021: 12,803,303 shares; 2020: 12,803,303 shares)	(625)	(625)
Dow Inc.’s stockholders’ equity	14,003	12,435
Noncontrolling interests	560	570
Total equity	14,563	13,005
Total Liabilities and Equity	$60,437	$61,470
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Operating Activities
Net income	$1,006	$258
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	717	724
Provision (credit) for deferred income tax	144	(57)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(46)	134
Net periodic pension benefit cost	23	64
Pension contributions	(1,061)	(63)
Net gain on sales of assets, businesses and investments	(38)	(12)
Restructuring and asset related charges - net	—	96
Other net loss	55	135
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(866)	128
Inventories	(478)	(111)
Accounts payable	611	(314)
Other assets and liabilities, net	(295)	254
Cash provided by (used for) operating activities - continuing operations	(228)	1,236
Cash provided by (used for) operating activities - discontinued operations	(63)	3
Cash provided by (used for) operating activities	(291)	1,239
Investing Activities
Capital expenditures	(289)	(395)
Investment in gas field developments	(9)	(5)
Purchases of previously leased assets	(2)	—
Proceeds from sales of property and businesses, net of cash divested	9	11
Investments in and loans to nonconsolidated affiliates	—	(114)
Distributions and loan repayments from nonconsolidated affiliates	—	6
Purchases of investments	(150)	(128)
Proceeds from sales and maturities of investments	428	472
Cash used for investing activities	(13)	(153)
Financing Activities
Changes in short-term notes payable	(47)	838
Proceeds from issuance of long-term debt	29	2,449
Payments on long-term debt	(164)	(2,275)
Purchases of treasury stock	—	(125)
Proceeds from issuance of stock	127	16
Transaction financing, debt issuance and other costs	(1)	(93)
Employee taxes paid for share-based payment arrangements	(10)	(26)
Distributions to noncontrolling interests	(8)	(1)
Dividends paid to stockholders	(521)	(518)
Cash provided by (used for) financing activities	(595)	265
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	(86)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(947)	1,265
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$4,161	$3,645
Less: Restricted cash and cash equivalents, included in "Other current assets"	28	12
Cash and cash equivalents at end of period	$4,133	$3,633
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2021	Mar 31, 2020
Common Stock
Balance at beginning and end of period	$8	$8
Additional Paid-in Capital
Balance at beginning of period	7,595	7,325
Common stock issued/sold	127	16
Stock-based compensation and allocation of ESOP shares	21	29
Balance at end of period	7,743	7,370
Retained Earnings
Balance at beginning of period	16,361	17,045
Net income available for Dow Inc. common stockholders	991	239
Dividends to stockholders	(521)	(518)
Other	(2)	(3)
Balance at end of period	16,829	16,763
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,855)	(10,246)
Other comprehensive income (loss)	942	(283)
Balance at end of period	(9,913)	(10,529)
Unearned ESOP Shares
Balance at beginning of period	(49)	(91)
Allocation of ESOP shares	10	10
Balance at end of period	(39)	(81)
Treasury Stock
Balance at beginning of period	(625)	(500)
Treasury stock purchases	—	(125)
Balance at end of period	(625)	(625)
Dow Inc.'s stockholders' equity	14,003	12,906
Noncontrolling Interests	560	555
Total Equity	$14,563	$13,461

Dividends declared per share of common stock	$0.70	$0.70
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Net sales	$11,882	$9,770
Cost of sales	10,061	8,230
Research and development expenses	194	179
Selling, general and administrative expenses	366	334
Amortization of intangibles	101	100
Restructuring and asset related charges - net	—	96
Integration and separation costs	—	65
Equity in earnings (losses) of nonconsolidated affiliates	224	(89)
Sundry income (expense) - net	119	(82)
Interest income	8	16
Interest expense and amortization of debt discount	196	215
Income before income taxes	1,315	396
Provision for income taxes	317	138
Net income	998	258
Net income attributable to noncontrolling interests	15	19
Net income available for The Dow Chemical Company common stockholder	$983	$239

Depreciation	$515	$515
Capital expenditures	$289	$395
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Net income	$998	$258
Other comprehensive income (loss), net of tax
Unrealized losses on investments	(49)	(100)
Cumulative translation adjustments	(253)	(163)
Pension and other postretirement benefit plans	1,134	142
Derivative instruments	110	(162)
Total other comprehensive income (loss)	942	(283)
Comprehensive income (loss)	1,940	(25)
Comprehensive income attributable to noncontrolling interests, net of tax	15	19
Comprehensive income (loss) attributable to The Dow Chemical Company	$1,925	$(44)
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2021: $37; 2020: $26)	$4,133	$5,104
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2021: $55; 2020: $51)	5,576	4,839
Other	2,689	2,553
Inventories	6,157	5,701
Other current assets	561	801
Total current assets	19,116	18,998
Investments
Investment in nonconsolidated affiliates	1,620	1,327
Other investments (investments carried at fair value - 2021: $1,529; 2020: $1,674)	2,436	2,775
Noncurrent receivables	412	426
Total investments	4,468	4,528
Property
Property	56,009	56,325
Less accumulated depreciation	36,112	36,086
Net property (variable interest entities restricted - 2021: $216; 2020: $232)	19,897	20,239
Other Assets
Goodwill	8,819	8,908
Other intangible assets (net of accumulated amortization - 2021: $4,521; 2020: $4,428)	3,199	3,352
Operating lease right-of-use assets	1,810	1,856
Deferred income tax assets	1,778	2,215
Deferred charges and other assets	1,265	1,249
Total other assets	16,871	17,580
Total Assets	$60,352	$61,345
Liabilities and Equity
Current Liabilities
Notes payable	$152	$156
Long-term debt due within one year	492	460
Accounts payable:
Trade	4,200	3,763
Other	2,369	2,126
Operating lease liabilities - current	405	416
Income taxes payable	305	397
Accrued and other current liabilities	3,120	3,256
Total current liabilities	11,043	10,574
Long-Term Debt (variable interest entities nonrecourse - 2021: $6; 2020: $6)	16,200	16,491
Other Noncurrent Liabilities
Deferred income tax liabilities	485	405
Pension and other postretirement benefits - noncurrent	9,032	11,648
Asbestos-related liabilities - noncurrent	995	1,013
Operating lease liabilities - noncurrent	1,477	1,521
Other noncurrent obligations	6,184	6,124
Total other noncurrent liabilities	18,173	20,711
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,751	7,603
Retained earnings	16,577	16,300
Accumulated other comprehensive loss	(9,913)	(10,855)
Unearned ESOP shares	(39)	(49)
The Dow Chemical Company’s stockholder's equity	14,376	12,999
Noncontrolling interests	560	570
Total equity	14,936	13,569
Total Liabilities and Equity	$60,352	$61,345
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Operating Activities
Net income	$998	$258
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	717	724
Provision (credit) for deferred income tax	144	(57)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(46)	134
Net periodic pension benefit cost	23	64
Pension contributions	(1,061)	(63)
Net gain on sales of assets, businesses and investments	(38)	(12)
Restructuring and asset related charges - net	—	96
Other net loss	59	136
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(866)	128
Inventories	(478)	(111)
Accounts payable	611	(314)
Other assets and liabilities, net	(172)	256
Cash provided by (used for) operating activities	(109)	1,239
Investing Activities
Capital expenditures	(289)	(395)
Investment in gas field developments	(9)	(5)
Purchases of previously leased assets	(2)	—
Proceeds from sales of property and businesses, net of cash divested	9	11
Investments in and loans to nonconsolidated affiliates	—	(114)
Distributions and loan repayments from nonconsolidated affiliates	—	6
Purchases of investments	(150)	(128)
Proceeds from sales and maturities of investments	428	472
Cash used for investing activities	(13)	(153)
Financing Activities
Changes in short-term notes payable	(47)	838
Proceeds from issuance of long-term debt	29	2,449
Payments on long-term debt	(164)	(2,275)
Proceeds from issuance of stock	127	16
Transaction financing, debt issuance and other costs	(1)	(93)
Employee taxes paid for share-based payment arrangements	(10)	(26)
Distributions to noncontrolling interests	(8)	(1)
Dividends paid to Dow Inc.	(703)	(643)
Cash provided by (used for) financing activities	(777)	265
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	(86)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(947)	1,265
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$4,161	$3,645
Less: Restricted cash and cash equivalents, included in "Other current assets"	28	12
Cash and cash equivalents at end of period	$4,133	$3,633
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2021	Mar 31, 2020
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,603	7,333
Issuance of parent company stock - Dow Inc.	127	16
Stock-based compensation and allocation of ESOP shares	21	29
Balance at end of period	7,751	7,378
Retained Earnings
Balance at beginning of period	16,300	17,313
Net income available for The Dow Chemical Company common stockholder	983	239
Dividends to Dow Inc.	(703)	(643)
Other	(3)	(4)
Balance at end of period	16,577	16,905
Accumulated Other Comprehensive Loss
Balance at beginning of period	(10,855)	(10,246)
Other comprehensive income (loss)	942	(283)
Balance at end of period	(9,913)	(10,529)
Unearned ESOP Shares
Balance at beginning of period	(49)	(91)
Allocation of ESOP shares	10	10
Balance at end of period	(39)	(81)
The Dow Chemical Company's stockholder's equity	14,376	13,673
Noncontrolling Interests	560	555
Total Equity	$14,936	$14,228
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries ("TDCC" and together with Dow Inc., "Dow" or the "Company"). The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2021, the Company adopted Accounting Standards Update 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The adoption of this guidance did not have a material impact on the consolidated financial statements.

NOTE 3 – SEPARATION FROM DOWDUPONT
For additional information on the separation from DowDuPont Inc. ("DowDuPont"), see Note 3 to the Consolidated Financial Statements included in the 2020 10-K.

Agreements Related to the Separation and Distribution
Dow Inc. entered into certain agreements with DuPont de Nemours, Inc. ("DuPont") and/or Corteva Inc. ("Corteva"), including the following: Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement (collectively, the "Agreements"). In addition to establishing the terms of Dow Inc.'s separation from DowDuPont, the Agreements provide a framework for Dow’s interaction with DuPont and Corteva after the separation and also provide for the allocation among Dow, DuPont and Corteva of assets, liabilities and obligations attributable to periods prior to, at and after the completion of the separation. The Agreements also contain certain indemnity and/or cross-indemnity provisions that are intended to set forth each party’s respective rights, responsibilities and obligations for matters subject to indemnification. Except in certain instances, the parties’ indemnification obligations are uncapped. Certain indemnification obligations will be subject to reduction by insurance proceeds or other third-party proceeds of the indemnified party that reduces the amount of the loss. In addition, indemnifiable losses will be subject to, in certain cases, “de minimis” threshold amounts and, in certain cases, deductible amounts.

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily reflected in the consolidated financial statements of Dow Inc. At March 31, 2021, the Company had assets of $37 million ($77 million at December 31, 2020) included in "Other current assets" and $31 million ($33 million at December 31, 2020) included in "Noncurrent receivables," and liabilities of $214 million ($412 million at December 31, 2020) included in "Accrued and other current liabilities" and $38 million ($46 million at December 31, 2020) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements.

In addition, the Company deferred a portion of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At March 31, 2021, $78 million ($103 million at December 31, 2020) of this liability was recorded in "Accrued and other current liabilities" and $96 million ($96 million at December 31, 2020) was recorded in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. Dow's revenue related to product sales was 98 percent for the three months ended March 31, 2021 (99 percent for the three months ended March 31, 2020), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2021, Dow had unfulfilled performance obligations of $942 million ($977 million at December 31, 2020) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next six years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which Dow has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. Dow has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 20 years. Dow will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
Dow disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Trade Sales by Segment and Business	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Hydrocarbons & Energy	$1,751	$1,219
Packaging and Specialty Plastics	4,331	3,390
Packaging & Specialty Plastics	$6,082	$4,609
Industrial Solutions	$1,049	$1,054
Polyurethanes & Construction Chemicals	2,556	1,988
Other	2	3
Industrial Intermediates & Infrastructure	$3,607	$3,045
Coatings & Performance Monomers	$855	$828
Consumer Solutions	1,268	1,237
Performance Materials & Coatings	$2,123	$2,065
Corporate	$70	$51
Total	$11,882	$9,770

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
U.S. & Canada	$4,028	$3,550
EMEAI [1]	4,329	3,411
Asia Pacific	2,365	1,845
Latin America	1,160	964
Total	$11,882	$9,770
1.Europe, Middle East, Africa and India.

Contract Assets and Liabilities
Dow receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to Dow's contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized in revenue when the performance obligations are met. "Contract liabilities - current" primarily reflects deferred revenue from prepayments from customers for product to be delivered in 12 months or less and royalty payments that are deferred and will be recognized in 12 months or less. "Contract liabilities - noncurrent" includes advance payments that Dow has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract.

Revenue recognized in the first three months of 2021 from amounts included in contract liabilities at the beginning of the period was approximately $40 million (approximately $35 million in the first three months of 2020). In the first three months of 2021, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant (approximately $10 million in the first three months of 2020).

The following table summarizes the contract assets and liabilities at March 31, 2021 and December 31, 2020:

Contract Assets and Liabilities	Mar 31, 2021	Dec 31, 2020
In millions
Accounts and notes receivable - trade	$5,576	$4,839
Contract assets - current [1]	$82	$58
Contract assets - noncurrent [2]	$33	$11
Contract liabilities - current [3]	$307	$349
Contract liabilities - noncurrent [4]	$1,951	$1,915
1.Included in "Other current assets" in the consolidated balance sheets.
2.Included in "Deferred charges and other assets" in the consolidated balance sheets.
3.Included in "Accrued and other current liabilities" in the consolidated balance sheets.
4.Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income and were insignificant for the three months ended March 31, 2021 ($96 million for the three months ended March 31, 2020). For additional information on the Company's restructuring programs, see Note 6 to the Consolidated Financial Statements included in the 2020 10-K.

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

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$11	$—	$11
Industrial Intermediates & Infrastructure	—	22	—	22
Performance Materials & Coatings	—	117	57	174
Corporate	297	47	24	368
Total restructuring charges	$297	$197	$81	$575
Charges against the reserve	—	(197)	—	(197)
Cash payments	(1)	—	—	(1)
Reserve balance at Sep 30, 2020	$296	$—	$81	$377
Performance Materials & Coatings	—	(1)	4	3
Corporate	—	—	(5)	(5)
Total restructuring charges	$—	$(1)	$(1)	$(2)
Charges against the reserve	—	1	(5)	(4)
Cash payments	(7)	—	—	(7)
Reserve balance at Dec 31, 2020	$289	$—	$75	$364
Cash payments	(37)	—	(12)	(49)
Reserve balance at Mar 31, 2021	$252	$—	$63	$315

At March 31, 2021, $246 million of the reserve balance was included in "Accrued and other current liabilities" ($227 million at December 31, 2020) and $69 million was included in "Other noncurrent obligations" ($137 million at December 31, 2020) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $573 million inception-to-date under the 2020 Restructuring Program, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $196 million and costs associated with exit and disposal activities of $80 million.

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the merger and in preparation for the business separations. For the three months ended March 31, 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs, related to Corporate. Cash expenditures related to the Synergy Program were substantially complete at December 31, 2020.

The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Asset Related Charges
For the three months ended March 31, 2020, the Company recognized a pretax impairment charge of $6 million, related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 and divested in 2020. The impairment charge was included in “Restructuring and asset related charges - net” in the consolidated statements of income and related to Packaging & Specialty Plastics.

NOTE 6 – SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Non-operating pension and other postretirement benefit plan net credits [1]	$75	$27
Foreign exchange losses	(8)	(16)
Loss on early extinguishment of debt [2]	—	(86)
Gains on sales of other assets and investments	48	9
Other - net	13	(15)
Total sundry income (expense) – net	$128	$(81)
1.See Note 16 for additional information.
2.See Note 11 for additional information.

TDCC Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Non-operating pension and other postretirement benefit plan net credits [1]	$75	$27
Foreign exchange losses	(12)	(17)
Loss on early extinguishment of debt [2]	—	(86)
Gains on sales of other assets and investments	48	9
Other - net	8	(15)
Total sundry income (expense) – net	$119	$(82)
1.See Note 16 for additional information.
2.See Note 11 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $3,431 million and $3,120 million at March 31, 2021 and $3,790 million and $3,256 million at December 31, 2020, for Dow Inc. and TDCC, respectively. Accrued payroll, which is a component of "Accrued and other current liabilities" and includes liabilities related to payroll, performance-based compensation and severance, was $608 million at March 31, 2021 and $866 million at December 31, 2020. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Mar 31, 2021	Dec 31, 2020
In millions
Gross cash value	$810	$807
Less: Existing drawdowns [1]	200	—
Investments in company-owned life insurance [2]	$610	$807
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Classified as "Other investments" in the consolidated balance sheets.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three months ended March 31, 2021 and 2020. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net income	$1,006	$258
Net income attributable to noncontrolling interests	15	19
Net income attributable to participating securities [1]	5	2
Net income attributable to common stockholders	$986	$237

Earnings Per Share - Basic and Diluted	Three Months Ended
Dollars per share	Mar 31, 2021	Mar 31, 2020
Earnings per common share - basic	$1.32	$0.32
Earnings per common share - diluted	$1.32	$0.32

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2021	Mar 31, 2020
Weighted-average common shares outstanding - basic	744.8	740.2
Plus dilutive effect of equity compensation plans	5.0	1.8
Weighted-average common shares outstanding - diluted	749.8	742.0
Stock options and restricted stock units excluded from EPS calculations [2]	5.9	15.5
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2021	Dec 31, 2020
In millions
Finished goods	$3,590	$3,140
Work in process	1,217	996
Raw materials	670	598
Supplies	907	933
Total	$6,384	$5,667
Adjustment of inventories to a LIFO basis	(227)	34
Total inventories	$6,157	$5,701

NOTE 9 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 12 to the Consolidated Financial Statements included in the 2020 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Mar 31, 2021	Dec 31, 2020
In millions
Investment in nonconsolidated affiliates	$1,620	$1,327
Other noncurrent obligations	(153)	(169)
Net investment in nonconsolidated affiliates	$1,467	$1,158

In the first quarter of 2021, The Kuwait Styrene Company K.S.C.C. paid a dividend of $25 million ($42 million in the first quarter of 2020), reflected in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows. In the first quarter of 2021, EQUATE Petrochemical Company K.S.C.C. (“EQUATE”) and The Kuwait Olefins Company K.S.C.C. paid dividends of $79 million and $74 million, respectively. At March 31, 2021, the Company had a negative investment balance in EQUATE of $153 million (negative $147 million at December 31, 2020), classified as "Other noncurrent obligations" in the consolidated balance sheets.

At March 31, 2021, the Company had an investment balance in Sadara Chemical Company (“Sadara”) of $306 million classified as “Investment in nonconsolidated affiliates” (negative $22 million at December 31, 2020 classified as “Other noncurrent obligations”) in the consolidated balance sheets. In the first quarter of 2021, the Company entered into a new guarantee in conjunction with Sadara’s debt re-profiling activities. See Notes 12 and 19 for additional information on the guarantee.

Transactions with Nonconsolidated Affiliates
The Company is currently responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition will begin in mid-2021 and will be effectuated over the next five years.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2020	$5,115	$1,100	$2,693	$8,908
Foreign currency impact	(5)	(3)	(81)	(89)
Net goodwill at Mar 31, 2021	$5,110	$1,097	$2,612	$8,819

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Mar 31, 2021			Dec 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,637	$(1,728)	$909	$2,638	$(1,677)	$961
Software	1,490	(1,007)	483	1,489	(989)	500
Trademarks/tradenames	352	(344)	8	352	(343)	9
Customer-related	3,241	(1,442)	1,799	3,301	(1,419)	1,882
Total other intangible assets	$7,720	$(4,521)	$3,199	$7,780	$(4,428)	$3,352

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Other intangible assets, excluding software	$101	$100
Software, included in “Cost of sales”	$22	$24

Total estimated amortization expense for 2021 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2021	$477
2022	$414
2023	$381
2024	$362
2025	$270
2026	$199

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Mar 31, 2021	Dec 31, 2020
In millions
Notes payable to banks and other lenders	$152	$156
Period-end average interest rates	3.81%	3.89%

Long-Term Debt	2021 Average Rate	Mar 31, 2021	2020 Average Rate	Dec 31, 2020
In millions
Promissory notes and debentures:
Final maturity 2021	8.95%	$173	8.95%	$173
Final maturity 2022	8.64%	121	8.64%	121
Final maturity 2023	7.63%	250	7.63%	250
Final maturity 2024 [1]	3.43%	1,017	3.43%	1,017
Final maturity 2025	5.13%	625	5.13%	625
Final maturity 2026	3.63%	750	3.63%	750
Final maturity 2027 and thereafter [1]	5.34%	10,112	5.34%	10,138
Other facilities:
Foreign currency notes and loans, various rates and maturities	1.21%	3,018	1.41%	3,189
InterNotes®, varying maturities through 2051	3.49%	432	3.56%	535
Finance lease obligations [2]		554		518
Unamortized debt discount and issuance costs		(360)		(365)
Long-term debt due within one year [3]		(492)		(460)
Long-term debt		$16,200		$16,491
1.Cost includes net fair value hedge adjustment gains of $43 million at March 31, 2021 ($69 million at December 31, 2020). See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Mar 31, 2021
In millions
2021	$476
2022	$187
2023	$340
2024	$1,058
2025	$676
2026	$781

2021 Activity
In the first three months of 2021, the Company issued an aggregate principal amount of $29 million of InterNotes®, and redeemed an aggregate principal amount of $13 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $118 million of InterNotes® with various maturities.

On March 15, 2021, the Company announced a call for $46 million of InterNotes® with various maturities, which settled on April 15, 2021.

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

In the first three months of 2020, the Company also issued an aggregate principal amount of $37 million of InterNotes®, and redeemed an aggregate principal amount of $62 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $200 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss on the early extinguishment of debt of $1 million, included in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2021
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2021. For additional information on the Company's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
A summary of the Company's commitments and contingent liabilities can be found in Note 16 to the Consolidated Financial Statements included in the 2020 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2021, the Company had accrued obligations of $1,243 million for probable environmental remediation and restoration costs, including $249 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. At December 31, 2020, the Company had accrued obligations of $1,244 million for probable environmental remediation and restoration costs, including $248 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2021 activity, it was determined that no adjustment to the accrual was required at March 31, 2021.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,080 million at March 31, 2021 ($1,098 million at December 31, 2020), and was included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At March 31, 2021, approximately 24 percent of the recorded claim liability related to pending claims and approximately 76 percent related to future claims.

Dow Silicones Chapter 11 Related Matters
At March 31, 2021, Dow Silicones and its insurers had made life-to-date payments of $1,762 million to the settlement program administered by an independent claims office (the “Settlement Facility”), created to resolve breast implant and other product liability claims, and the Settlement Facility reported an unexpended balance of $55 million. At March 31, 2021, Dow Silicones estimates that it will be obligated to contribute an additional $160 million after the Settlement Facility balance is exhausted ($160 million at December 31, 2020), of which $79 million ($46 million at December 31, 2020) was included in “Accrued and other current liabilities” and $81 million ($114 million at December 31, 2020) was included in "Other noncurrent obligations" in the consolidated balance sheets.

Indemnifications with Corning
The Company had indemnification assets of $115 million at March 31, 2021 ($115 million at December 31, 2020), which was included in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
As a result of a 2017 damages judgment related to the patent infringement matter, Nova Chemicals Corporation ("Nova") was ordered to pay the Company $645 million Canadian dollars, plus pre- and post-judgment interest, for which the Company received payment of $501 million U.S. dollars in July 2017. At March 31, 2021, the Company had $341 million ($341 million at December 31, 2020) included in "Accrued and other current liabilities" in the consolidated balance sheets related to the disputed portion of the damages judgment. The Company is confident of its chances to continue to defend the entire judgment if the Supreme Court of Canada agrees to review it, particularly the trial and appellate courts' determinations on important factual issues, which will be accorded deferential review on appeal.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars). In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. In March 2020, the Company received the full refund from the CRA, equivalent to $259 million U.S. dollars. At March 31, 2021, $323 million ($323 million at December 31, 2020) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Dow continues to seek an award of additional damages for the period from 2013-2018. The trial court ordered a damages hearing for November 2021 that would resolve the impact of the appellate ruling and quantify Dow's damages for the 2013-2018 period, although Nova may seek to further delay this hearing.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Mar 31, 2021			Dec 31, 2020
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,316	$235	2023	$251	$2
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $559 million at March 31, 2021. Based on Sadara's current forecasted cash flows, the Company does not expect to perform under the guarantees.

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than 1 year to less than 17 years. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. In the first quarter of 2021, Sadara reached an agreement with its lenders to re-profile Sadara's outstanding project financing debt. In conjunction with the completion of Sadara’s debt re-profiling, TDCC entered into a new guarantee of up to approximately $1.3 billion of Sadara’s debt. The debt re-profiling also includes a grace period until June 2026, during which Sadara is obligated to make interest-only payments and TDCC will guarantee in proportion to the Company’s 35 percent ownership interest. The total of an Islamic bond and additional project financing outstanding at Sadara was $9.9 billion at March 31, 2021 and December 31, 2020. As part of the successful re-profiling, TDCC’s prior $220 million letter of credit related to the guarantee of one future Sadara debt service schedule payment was cancelled. As a result of these actions, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021.

In the second quarter, the Company expects Sadara to establish a new $500 million revolving credit facility guaranteed by Dow, which will be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. Based on Sadara's current forecasted cash flows, the Company does not expect Sadara to draw on the facility.

NOTE 13 - LEASES
For additional information on the Company's leases, see Note 17 to the Consolidated Financial Statements included in the 2020 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2021 and 2020 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Operating lease cost	$121	$120
Finance lease cost
Amortization of right-of-use assets - finance	$15	$13
Interest on lease liabilities - finance	7	6
Total finance lease cost	$22	$19
Short-term lease cost	49	54
Variable lease cost	71	64
Sublease income	(2)	(1)
Total lease cost	$261	$256

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$127	$126
Operating cash flows for finance leases	$7	$6
Financing cash flows for finance leases	$11	$8

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2021 and December 31, 2020:

Lease Position	Balance Sheet Classification	Mar 31, 2021	Dec 31, 2020
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases		$35	$185
Finance leases		$57	$178
Assets
Operating lease assets	Operating lease right-of-use assets	$1,810	$1,856
Finance lease assets	Property	712	665
Finance lease amortization	Accumulated depreciation	(227)	(216)
Total lease assets		$2,295	$2,305
Liabilities
Current
Operating	Operating lease liabilities - current	$405	$416
Finance	Long-term debt due within one year	64	54
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,477	1,521
Finance	Long-Term Debt	490	464
Total lease liabilities		$2,436	$2,455

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at March 31, 2021 and December 31, 2020 are provided below:

Lease Term and Discount Rate	Mar 31, 2021	Dec 31, 2020
Weighted-average remaining lease term
Operating leases	7.5 years	7.6 years
Finance leases	11.0 years	11.6 years
Weighted-average discount rate
Operating leases	3.72%	3.84%
Finance leases	5.15%	5.41%

The following table provides the maturities of lease liabilities at March 31, 2021:

Maturities of Lease Liabilities	Mar 31, 2021
	Operating Leases	Finance Leases
In millions
2021	$353	$66
2022	398	84
2023	323	108
2024	253	54
2025	174	44
2026 and thereafter	704	383
Total future undiscounted lease payments	$2,205	$739
Less: Imputed interest	323	185
Total present value of lease liabilities	$1,882	$554

At March 31, 2021, Dow had additional leases of approximately $9 million, primarily for buildings and equipment, which had not yet commenced. These leases are expected to commence in 2021 and 2022, with lease terms of up to 10 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at March 31, 2021 and December 31, 2020. The Company had a recorded liability of $19 million related to these residual value guarantees at March 31, 2021 ($22 million at December 31, 2020), as payment of such residual value guarantees was determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Mar 31, 2021			Dec 31, 2020
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2031	$805	$19	2030	$818	$22

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2021 and 2020 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Unrealized Gains (Losses) on Investments
Beginning balance	$104	$64
Unrealized gains (losses) on investments	(54)	(118)
Less: Tax (expense) benefit	11	25
Net unrealized gains (losses) on investments	(43)	(93)
(Gains) losses reclassified from AOCL to net income [1]	(8)	(9)
Less: Tax expense (benefit) [2]	2	2
Net (gains) losses reclassified from AOCL to net income	(6)	(7)
Other comprehensive income (loss), net of tax	(49)	(100)
Ending balance	$55	$(36)
Cumulative Translation Adjustment
Beginning balance	$(930)	$(1,135)
Gains (losses) on foreign currency translation	(217)	(161)
Less: Tax (expense) benefit	(36)	12
Net gains (losses) on foreign currency translation	(253)	(149)
(Gains) losses reclassified from AOCL to net income [3]	—	(14)
Other comprehensive income (loss), net of tax	(253)	(163)
Ending balance	$(1,183)	$(1,298)
Pension and Other Postretirement Benefits
Beginning balance	$(9,559)	$(8,781)
Gains (losses) arising during the period [4]	1,268	—
Less: Tax (expense) benefit	(298)	—
Net gains (losses) arising during the period	970	—
Amortization and recognition of net loss and prior service credits [5]	198	185
Less: Tax expense (benefit) [2]	(34)	(43)
Net loss and prior service credits reclassified from AOCL to net income	164	142
Other comprehensive income (loss), net of tax	1,134	142
Ending balance	$(8,425)	$(8,639)
Derivative Instruments
Beginning balance	$(470)	$(394)
Gains (losses) on derivative instruments	122	(176)
Less: Tax (expense) benefit	(9)	10
Net gains (losses) on derivative instruments	113	(166)
(Gains) losses reclassified from AOCL to net income [6]	(3)	7
Less: Tax expense (benefit) [2]	—	(3)
Net (gains) losses reclassified from AOCL to net income	(3)	4
Other comprehensive income (loss), net of tax	110	(162)
Ending balance	$(360)	$(556)
Total AOCL ending balance	$(9,913)	$(10,529)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Provision for income taxes on continuing operations."
3.Reclassified to "Sundry income (expense) - net."
4.See Note 16 for additional information.
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Balance at beginning of period	$570	$553
Net income attributable to noncontrolling interests	15	19
Distributions to noncontrolling interests	(8)	(1)
Cumulative translation adjustments	(16)	(16)
Other	(1)	—
Balance at end of period	$560	$555

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 20 to the Consolidated Financial Statements included in the 2020 10-K.

On March 4, 2021, the Company announced changes to its U.S. tax-qualified and non-qualified pension plans. Effective December 31, 2023 ("Effective Date"), the Company will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in its U.S. tax-qualified and non-qualified retirement programs (collectively, the "U.S. Plans"). As a result, at the Effective Date and subject to any bargaining obligations required by law, active participants of the U.S. Plans will not accrue additional benefits for future service and compensation. Additionally, contributions to U.S. tax-qualified and non-qualified defined contribution plans will be harmonized across the Company's U.S. eligible employee population. The new matching contribution, beginning January 1, 2022, will allow all eligible U.S. employees to receive matching contributions of up to 5 percent of their eligible compensation. In addition, beginning on January 1, 2024, all eligible U.S. employees will receive an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. On March 4, 2021, the Company elected to contribute $1 billion to its U.S. tax-qualified pension plans and, as a result, increased its estimated global 2021 pension contributions to approximately $1,230 million, of which $1,061 million has been contributed through March 31, 2021.

In connection with the foregoing plan amendments, the Company remeasured its U.S. Plans effective February 28, 2021, which resulted in a pretax actuarial gain of $1,268 million, reflected in other comprehensive income and inclusive of a $345 million reduction in the projected benefit obligation resulting from the plan amendments, and a pretax curtailment gain of $19 million, recognized in the first quarter of 2021.

The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Defined Benefit Pension Plans
Service cost	$102	$99
Interest cost	143	192
Expected return on plan assets	(422)	(414)
Amortization of prior service credit	(5)	(5)
Amortization of net loss	224	192
Curtailment gain	(19)	—
Net periodic benefit cost	$23	$64

Other Postretirement Benefit Plans
Service cost	$2	$2
Interest cost	6	9
Amortization of net gain	(2)	(2)
Net periodic benefit cost	$6	$9

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 17 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the 2020 10-K.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

In the first quarter of 2021, Dow Inc. granted the following stock-based compensation awards to employees:
•1.3 million stock options with a weighted-average exercise price of $57.67 per share and a weighted-average fair value of $10.37 per share;
•1.6 million restricted stock units with a weighted-average fair value of $57.70 per share; and
•1.2 million performance stock units with a weighted-average fair value of $61.48 per share.

The Company's Board unanimously approved the Dow Inc. 2021 Employee Stock Purchase Plan, which was approved by the Company's stockholders at the 2021 Annual Meeting of Stockholders held on April 15, 2021.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 22 to the Consolidated Financial Statements included in the 2020 10-K.

The following table summarizes the fair value of financial instruments at March 31, 2021 and December 31, 2020:

Fair Value of Financial Instruments	Mar 31, 2021				Dec 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$405	$—	$—	$405	$980	$—	$—	$980
Money market funds	648	—	—	648	484	—	—	484
Total cash equivalents	$1,053	$—	$—	$1,053	$1,464	$—	$—	$1,464
Marketable securities [2]	$72	$—	$—	$72	$45	$—	$—	$45
Other investments:
Debt securities:
Government debt [3]	$570	$17	$(29)	$558	$673	$35	$(10)	$698
Corporate bonds	852	92	(7)	937	822	119	(5)	936
Total debt securities	$1,422	$109	$(36)	$1,495	$1,495	$154	$(15)	$1,634
Equity securities [4]	8	26	—	34	6	34	—	40
Total other investments	$1,430	$135	$(36)	$1,529	$1,501	$188	$(15)	$1,674
Total cash equivalents, marketable securities and other investments	$2,555	$135	$(36)	$2,654	$3,010	$188	$(15)	$3,183
Long-term debt including debt due within one year [5]	$(16,692)	$58	$(2,685)	$(19,319)	$(16,951)	$6	$(3,659)	$(20,604)
Derivatives relating to:
Interest rates [6]	$—	$—	$(141)	$(141)	$—	$41	$(182)	$(141)
Foreign currency	—	23	(94)	(71)	—	69	(84)	(15)
Commodities [6]	—	75	(67)	8	—	63	(84)	(21)
Total derivatives	$—	$98	$(302)	$(204)	$—	$173	$(350)	$(177)
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
5.Cost includes fair value hedge adjustment gains of $43 million at March 31, 2021 and $69 million at December 31, 2020 on $3,314 million of debt at March 31, 2021 and December 31, 2020.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2021 and 2020:

Investing Results	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Proceeds from sales of available-for-sale securities	$187	$248
Gross realized gains	$13	$16
Gross realized losses	$(5)	$(7)

The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2021 [1]	Cost	Fair Value
In millions
Within one year	$31	$31
One to five years	372	413
Six to ten years	597	609
After ten years	422	442
Total	$1,422	$1,495
1.Includes marketable securities with maturities of less than one year.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2021. There was no net unrealized gain or loss recognized in earnings on equity securities for the three months ended March 31, 2021 ($1 million net unrealized loss for the three months ended March 31, 2020).

Investments in Equity Securities	Mar 31, 2021	Dec 31, 2020
In millions
Readily determinable fair value	$34	$40
Not readily determinable fair value	$214	$215

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at March 31, 2021 and December 31, 2020 were as follows:

Notional Amounts - Net	Mar 31, 2021	Dec 31, 2020
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$261	$612
Foreign currency contracts	$2,222	$3,784
Derivatives not designated as hedging instruments:
Interest rate contracts	$89	$94
Foreign currency contracts	$11,784	$9,187

The notional amounts of the Company's commodity derivatives presented on a net basis at March 31, 2021 and December 31, 2020 were as follows:

Commodity Notionals - Net	Mar 31, 2021	Dec 31, 2020	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	4.9	10.9	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	7.9	—	million barrels of oil equivalent

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2022
Foreign currency contracts	2022
Commodity contracts	2023

The following tables provide the fair value and balance sheet classification of derivative instruments at March 31, 2021 and December 31, 2020:

Fair Value of Derivative Instruments		Mar 31, 2021
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$22	$(22)	$—
Foreign currency contracts	Other current assets	54	(36)	18
Commodity contracts	Other current assets	218	(172)	46
Commodity contracts	Deferred charges and other assets	68	(43)	25
Total		$362	$(273)	$89
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$17	$(12)	$5
Commodity contracts	Other current assets	7	(3)	4
Total		$24	$(15)	$9
Total asset derivatives		$386	$(288)	$98

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$22	$(22)	$—
Foreign currency contracts	Accrued and other current liabilities	44	(36)	8
Commodity contracts	Accrued and other current liabilities	214	(178)	36
Commodity contracts	Other noncurrent obligations	61	(45)	16
Total		$341	$(281)	$60
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$141	$—	$141
Foreign currency contracts	Accrued and other current liabilities	98	(12)	86
Commodity contracts	Accrued and other current liabilities	22	(7)	15
Total		$261	$(19)	$242
Total liability derivatives		$602	$(300)	$302
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
Derivatives not designated as hedging instruments:
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $24 million at March 31, 2021 ($7 million at December 31, 2020). No cash collateral was posted by counterparties with the Company at March 31, 2021 and December 31, 2020.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2020:

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three months ended		Three months ended
In millions	Mar 31, 2021	Mar 31, 2020	Mar 31, 2021	Mar 31, 2020
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$(25)	$24	Interest expense and amortization of debt discount [3]
Excluded components [4]	2	3	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	—	—	(3)	—	Interest expense and amortization of debt discount
Foreign currency contracts	5	8	(8)	4	Cost of sales
Commodity contracts	65	(87)	13	(11)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	10	22	—	—
Excluded components [4]	5	22	1	14	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$87	$(32)	$(22)	$31
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(2)	$(6)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(113)	(19)	Sundry income (expense) - net
Commodity contracts	—	—	(30)	11	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(145)	$(14)
Total derivatives	$87	$(32)	$(167)	$17
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of hedged item.
4.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax amounts expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Mar 31, 2021
In millions
Cash flow hedges:
Interest rate contracts	$(8)
Commodity contracts	$23
Foreign currency contracts	$(6)
Net foreign investment hedges:
Excluded components	$4

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 23 to the Consolidated Financial Statements included in the 2020 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Mar 31, 2021				Dec 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	$—	$405	$—	$405	$—	$980	$980
Money market funds	—	648	—	648	—	484	484
Marketable securities [2]	—	72	—	72	—	45	45
Equity securities [3]	34	—	—	34	40	—	40
Debt securities: [3]
Government debt [4]	—	558	—	558	—	698	698
Corporate bonds	29	908	—	937	28	908	936
Derivatives relating to: [5]
Interest rates	—	22	—	22	—	44	44
Foreign currency	—	71	—	71	—	113	113
Commodities	3	290	—	293	8	173	181
Total assets at fair value	$66	$2,974	$—	$3,040	$76	$3,445	$3,521
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$19,319	$—	$19,319	$—	$20,604	$20,604
Guarantee liability [7]	—	—	235	235	—	—	—
Derivatives relating to: [5]
Interest rates	—	163	—	163	—	185	185
Foreign currency	—	142	—	142	—	128	128
Commodities	12	285	—	297	7	201	208
Total liabilities at fair value	$12	$19,909	$235	$20,156	$7	$21,118	$21,125
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
5.See Note 18 for the classification of derivatives in the consolidated balance sheets.
6.See Note 18 for information on fair value measurements of long-term debt.
7.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets. See Note 12 for additional information.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $110 million in private market securities and $19 million in real estate at March 31, 2021 ($111 million in private market securities and $19 million in real estate at December 31, 2020). There are no redemption restrictions and the unfunded commitments on these investments were $63 million at March 31, 2021 ($63 million at December 31, 2020).

For liabilities classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s accrued liability related to the guarantee of Sadara’s debt is in proportion to the Company’s 35 percent ownership interest in Sadara. The estimated fair value of the guarantee was calculated using a "with" and "without" method. The fair value of the debt was calculated "with" the guarantee less the fair value of the debt "without" the guarantee. The "with" and "without" values were calculated using a discounted cash flow method based on contractual cash flows as well as projected prepayments made on the debt by Sadara. See Note 12 for further information on guarantees classified as Level 3 measurements.

NOTE 20 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") can be found in Note 24 to the Consolidated Financial Statements included in the 2020 10-K.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020:

Assets and Liabilities of Consolidated VIEs	Mar 31, 2021	Dec 31, 2020
In millions
Cash and cash equivalents	$37	$26
Other current assets	41	44
Net property	216	232
Other noncurrent assets	17	17
Total assets [1]	$311	$319
Current liabilities	$62	$73
Long-term debt	6	6
Other noncurrent obligations	17	18
Total liabilities [2]	$85	$97
1.All assets were restricted at March 31, 2021 and December 31, 2020.
2.All liabilities were nonrecourse at March 31, 2021 and December 31, 2020.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2021 and December 31, 2020 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at March 31, 2021 and December 31, 2020, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Mar 31, 2021	Dec 31, 2020
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$112	$107
1.Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 21 – RELATED PARTY TRANSACTIONS
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2021, TDCC declared and paid dividends to Dow Inc. of $703 million ($643 million for the three months ended March 31, 2020). At March 31, 2021 and December 31, 2020, TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant.

NOTE 22 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Mar 31, 2021
Net sales	$6,082	$3,607	$2,123	$70	$11,882
Equity in earnings of nonconsolidated affiliates	$106	$115	$2	$1	$224
Dow Inc. Operating EBIT [1]	$1,228	$326	$62	$(62)	$1,554
Three months ended Mar 31, 2020
Net sales	$4,609	$3,045	$2,065	$51	$9,770
Equity in earnings (losses) of nonconsolidated affiliates	$5	$(76)	$1	$(19)	$(89)
Dow Inc. Operating EBIT [1]	$580	$175	$162	$(74)	$843
1.Operating EBIT for TDCC for the three months ended March 31, 2021 and 2020 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided below.

Reconciliation of "Net income" to Operating EBIT	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net income	$1,006	$258
+ Provision for income taxes	317	138
Income before income taxes	$1,323	$396
- Interest income	8	15
+ Interest expense and amortization of debt discount	196	215
- Significant items	(43)	(247)
Operating EBIT	$1,554	$843

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Mar 31, 2021
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring implementation costs [1]	$—	$—	$—	$(10)	$(10)
Digitalization program costs [2]	—	—	—	(33)	(33)
Total	$—	$—	$—	$(43)	$(43)
1.Includes costs associated with implementing the Company's 2020 Restructuring Program.
2.Includes costs associated with implementing the Company's digital acceleration program.

Significant Items by Segment	Three Months Ended Mar 31, 2020
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(65)	$(65)
Restructuring and asset related charges - net [2]	(6)	—	—	(90)	(96)
Loss on early extinguishment of debt [3]	—	—	—	(86)	(86)
Total	$(6)	$—	$—	$(241)	$(247)
1.Costs related to business separation activities.
2.Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.
3.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 11 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q is a combined report being filed by Dow Inc. and The Dow Chemical Company and its consolidated subsidiaries (“TDCC” and together with Dow Inc., “Dow” or the "Company") due to the parent/subsidiary relationship between Dow Inc. and TDCC. The information reflected in the report is equally applicable to both Dow Inc. and TDCC, except where otherwise noted. Each of Dow Inc. and TDCC is filing information in this report on its own behalf and neither company makes any representation to the information relating to the other company.

Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," TDCC is filing this Form 10-Q with a reduced disclosure format.

Except as otherwise indicated by the context, the terms "Union Carbide" means Union Carbide Corporation, and "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of the Company.

STATEMENTS ON COVID-19 and U.S. GULF COAST FREEZE
COVID-19
Additional information regarding all actions taken by Dow since the onset of the pandemic can be found in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where Dow products are produced and sold. During this public health crisis, the Company is focused on the health and safety of its employees, contractors, customers and suppliers around the world and maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues have posed challenges across all modes of transportation, the Company’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing, whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize throughout 2021. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

At the time of this filing, approximately half of Dow’s global workforce is working remotely. The Company continues to encourage its workforce to practice safe behaviors in the workplace and while away from work to help prevent community spread of COVID-19. The Company continues to monitor the ongoing mitigation efforts of each region to appropriately implement its comprehensive Return to Workplace plan. All regions continue to follow on-site workforce restrictions in accordance with government regulations.

The Company entered 2021 with sequential momentum and is well-positioned for continued profitable growth in the ongoing economic recovery and improving industry cycle. The Company will maintain its disciplined focus on capital allocation priorities as it benefits from an improving cost structure, financial flexibility and a low-cost operating model. As the market recovery continues, Dow has experienced increasing margins as differentiated parts of the portfolio see improved demand and underlying market fundamentals, which has enabled a return to pre-COVID-19 sales levels and end-market growth across most businesses.

The Company continues to maintain a strong financial position and liquidity in the midst of the economic recession triggered by the COVID-19 pandemic. At March 31, 2021, the Company had cash and committed and available forms of liquidity of $13.6 billion. The Company also has no substantive long-term debt maturities until the second half of 2024.

U.S. Gulf Coast Freeze
Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, which resulted in widespread utility and raw material supply disruptions and industry-wide production outages. All Dow ethylene production facilities located on the U.S. Gulf Coast were operational at March 31, 2021, along with all sites. As a result of the winter storm, the product and supply chain impacts across the industry created very tight supply fundamentals and generated pricing momentum for both raw materials and finished goods. The Company remains close to its customers and will work diligently to meet demand needs as supply constraints are addressed.

OVERVIEW
The following is a summary of the results for the three months ended March 31, 2021:

•The Company reported net sales in the first quarter of 2021 of $11.9 billion, up 22 percent from $9.8 billion in the first quarter of 2020, with increases across all geographic regions and operating segments, primarily driven by local price increases.

•Local price increased 19 percent compared with the same period last year with increases in all geographic regions and segments. Local price increased in Packaging & Specialty Plastics (up 24 percent), Industrial Intermediates & Infrastructure (up 21 percent) and Performance Materials & Coatings (up 4 percent).

•Volume was flat compared with the first quarter of 2020. Volume growth in Packaging & Specialty Plastics (up 5 percent) was offset by decreases in Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 4 percent). Volume increased in Asia Pacific and Europe, Middle East, Africa and India ("EMEAI") and decreased in the U.S. & Canada and Latin America. The volume decreases in Industrial Intermediates & Infrastructure, Performance Materials & Coatings, the U.S. & Canada and Latin America primarily reflected supply constraints due to Winter Storm Uri.

•Currency had a favorable impact of 3 percent on net sales, driven by EMEAI (up 7 percent) and Asia Pacific (up 3 percent).

•Equity in earnings of nonconsolidated affiliates was $224 million in the first quarter of 2021, compared with equity losses of $89 million in the first quarter of 2020, driven by equity earnings at Sadara Chemical Company ("Sadara") as compared with losses in the same period last year, and higher equity earnings at the Kuwait and Thai joint ventures.

•Net income available for Dow Inc. and TDCC common stockholder(s) was $991 million and $983 million, respectively, in the first quarter of 2021, compared with $239 million in the first quarter of 2020. Earnings per share for Dow Inc. was $1.32 per share in the first quarter of 2021, compared with $0.32 per share in the first quarter of 2020.

•On February 11, 2021, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on March 12, 2021, to shareholders of record as of February 26, 2021.

•On March 4, 2021, TDCC announced changes to the design of its U.S. tax-qualified and non-qualified retirement programs. Separately, TDCC made contributions to certain U.S. pension plans totaling $1 billion.

•On March 25, 2021, Dow Inc. (together with Sadara and the Saudi Arabian Oil Company) completed a debt re-profiling agreement for Sadara with agency creditors and commercial lenders. The re-profiled debt repayment schedule is better aligned to match Sadara's expected future cash flow generation.

In addition to the highlights above, the following events occurred subsequent to the first quarter of 2021:

•On April 12, 2021, Dow was named as one of the 2021 Fortune 100 Best Companies to Work For®; as well as, being recognized by Great Place to Work® in several other countries around the world this year including: 2021 Best Workplaces™ in Argentina, Colombia and Saudi Arabia.

•On April 13, 2021, Fitch Ratings ("Fitch") reaffirmed TDCC’s BBB+ and F2 rating, and revised its outlook from negative to stable. The decision was made as part of Fitch’s annual review process.

•On April 15, 2021, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 11, 2021, to shareholders of record as of May 28, 2021.

•Effective April 15, 2021, following the Company's Annual Meeting of Stockholders ("2021 Meeting") Dow Inc.'s Board elected Richard K. Davis to serve as Lead Director until the 2022 Annual Meeting of Stockholders. The Company also announced that Debra L. Dial, senior vice president and controller at AT&T Inc., and Luis Alberto Moreno, managing director at Allen & Co, LLC and former president of Inter-American Development Bank Group, were elected to the Board at the 2021 Meeting. Ajay Banga, Jacqueline K. Barton and James A. Bell retired from the Board following the 2021 Meeting as announced on February 11, 2021.

Selected Financial Data - Dow Inc.	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net sales	$11,882	$9,770

Cost of sales ("COS")	$10,062	$8,230
Percent of net sales	84.7%	84.2%

Research and development ("R&D") expenses	$194	$179
Percent of net sales	1.6%	1.8%

Selling, general and administrative ("SG&A") expenses	$366	$334
Percent of net sales	3.1%	3.4%

Effective tax rate	24.0%	34.8%

Net income available for Dow Inc. common stockholders	$991	$239

Selected Financial Data - TDCC	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net sales	$11,882	$9,770

COS	$10,061	$8,230
Percent of net sales	84.7%	84.2%

R&D expenses	$194	$179
Percent of net sales	1.6%	1.8%

SG&A expenses	$366	$334
Percent of net sales	3.1%	3.4%

Effective tax rate	24.1%	34.8%

Net income available for The Dow Chemical Company common stockholder	$983	$239

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net sales	$11,882	$9,770

Sales Variances by Operating Segment and Geographic Region
	Three Months Ended Mar 31, 2021
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	24%	3%	5%	32%
Industrial Intermediates & Infrastructure	21	3	(6)	18
Performance Materials & Coatings	4	3	(4)	3
Total	19%	3%	—%	22%
Total, excluding the Hydrocarbons & Energy business	17%	3%	(2)%	18%
U.S. & Canada	21%	—%	(8)%	13%
EMEAI	16	7	4	27
Asia Pacific	14	3	11	28
Latin America	25	(1)	(4)	20
Total	19%	3%	—%	22%

Net sales in the first quarter of 2021 were $11.9 billion, up 22 percent from $9.8 billion in the first quarter of 2020, with local price up 19 percent, currency up 3 percent and volume flat. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily reflecting price gains in polyethylene and polyurethane applications due to strong supply and demand fundamentals and the impact of Winter Storm Uri. Local price increased in Packaging & Specialty Plastics (up 24 percent), Industrial Intermediates & Infrastructure (up 21 percent) and Performance Materials & Coatings (up 4 percent). Volume decreases in the U.S. & Canada and Latin America, primarily due to Winter Storm Uri, offset increases in Asia Pacific and EMEAI. Volume increased in Packaging & Specialty Plastics (up 5 percent) and decreased in Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 4 percent). Currency favorably impacted net sales 3 percent compared with the same period last year, driven by EMEAI (up 7 percent) and Asia Pacific (up 3 percent), which were partially offset by Latin America (down 1 percent). Excluding the Hydrocarbons & Energy business, sales increased 18 percent. The volume decreases in Industrial Intermediates & Infrastructure, Performance Materials & Coatings, the U.S. & Canada and Latin America primarily reflected supply constraints due to Winter Storm Uri.

Cost of Sales
COS was $10.1 billion in the first quarter of 2021, up from $8.2 billion in the first quarter of 2020, primarily due to higher feedstock and energy costs as well as impacts from Winter Storm Uri, which included higher raw material costs and repair costs. The first quarter of 2021 included $29 million of costs associated with implementing the Company's digital acceleration program (related to Corporate). COS as a percentage of net sales in the first quarter of 2021 was 84.7 percent (84.2 percent in the first quarter of 2020).

Research and Development Expenses
R&D expenses totaled $194 million in the first quarter of 2021, compared with $179 million in the first quarter of 2020. R&D expenses increased primarily due to increased fringe benefit expenses driven by stock market increases as compared with the same period last year and higher performance-based compensation costs.

Selling, General and Administrative Expenses
SG&A expenses totaled $366 million in the first quarter of 2021, compared with $334 million in the first quarter of 2020. SG&A expenses increased primarily due to increased fringe benefit expenses driven by stock market increases as compared with the same period last year, and higher performance-based compensation costs. The first quarter of 2020 was favorably impacted by the reversal of a bad debt reserve related to an arbitration judgment.

Amortization of Intangibles
Amortization of intangibles was $101 million in the first quarter of 2021, compared with $100 million in the first quarter of 2020. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont Inc. ("DowDuPont") approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which was designed to integrate and optimize the organization following the merger and in preparation for the business separations. For the three months ended March 31, 2020, the Company recorded pretax restructuring charges of $90 million for severance and related benefit costs, related to Corporate. These were the final charges related to the Synergy Program.

Asset Related Charges
The Company recognized a pretax impairment charge of $6 million for the three months ended March 31, 2020, related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 and divested in 2020 (related to Packaging & Specialty Plastics).

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $65 million in the first quarter of 2020. Integration and business separation activities were completed as of December 31, 2020. Integration and separation costs are related to Corporate.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $224 million in the first quarter of 2021, up from equity losses of $89 million in the first quarter of 2020, driven by equity earnings at Sadara compared with equity losses in the same period last year, and higher equity earnings at the Kuwait and Thai joint ventures. See Note 9 to the Consolidated Financial Statements for additional information. In addition, equity in earnings of nonconsolidated affiliates is now expected to be $400 million to $500 million in 2021 due to projected margin expansion at Sadara and the Kuwait and Thai joint ventures.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters.

For the three months ended March 31, 2021, Sundry income (expense) - net was income of $128 million compared with expense of $81 million for the three months ended March 31, 2020. The first quarter of 2021 included increases in non-operating pension and postretirement benefit plan credits, a curtailment gain related to the remeasurement of U.S. pension plans and asset sales, which were partially offset by foreign currency exchange losses. The first quarter of 2020 included an $86 million loss on the early extinguishment of debt (related to Corporate) and foreign currency exchange losses, which were partially offset by non-operating pension and postretirement benefit plan credits. See Notes 6, 11, 16 and 22 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $196 million in the first quarter of 2021, down from $215 million in the first quarter of 2020. The decrease is primarily due to debt issuances at lower coupon rates in 2020 to repay or replace higher coupon rate debt.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate in the first quarter of 2021 was 24.0 percent and 24.1 percent for Dow Inc. and TDCC, respectively, compared with 34.8 percent for the first quarter of 2020. The tax rate in the first quarter of 2021 was favorably impacted by geographic mix of earnings and improved equity earnings. The tax rate in the first quarter of 2020 was unfavorably impacted by geographic mix of earnings, equity losses and non-deductible restructuring costs.

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $991 million, or $1.32 per share, in the first quarter of 2021, compared with $239 million, or $0.32 per share, in the first quarter of 2020. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $983 million in the first quarter of 2021, compared with $239 million in the first quarter of 2020. TDCC's common shares are owned solely by Dow Inc.

OUTLOOK
Dow entered into the second quarter with strong momentum and expects the broadening economic recovery, aided by vaccine distribution progress and tight market fundamentals, to continue to benefit all value chains. Additionally, the Company's near term incremental investments will further support growth across Dow's consumer-led portfolio. Through differentiated feedstock flexibility, geographic scale, advantaged cost positions, top-quartile cash generation, and its leadership in high-growth end-markets, Dow is well positioned for continued value creation through 2021 and beyond.

SEGMENT RESULTS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

PACKAGING & SPECIALTY PLASTICS
Packaging & Specialty Plastics consists of two highly integrated global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment employs the industry’s broadest polyolefin product portfolio, supported by the Company’s proprietary catalyst and manufacturing process technologies, to work at the customer’s design table throughout the value chain to deliver more reliable and durable, higher performing, and more sustainable plastics to customers in food and specialty packaging; industrial and consumer packaging; health and hygiene; caps, closures and pipe applications; consumer durables; mobility; and infrastructure. Ethylene is transferred to downstream derivative businesses at market-based prices, which are generally equivalent to prevailing market prices for large volume purchases. This segment also includes the results of The Kuwait Styrene Company K.S.C.C. and The SCG-Dow Group, as well as a portion of the results of EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), The Kuwait Olefins Company K.S.C.C. ("TKOC"), Map Ta Phut Olefins Company Limited ("Map Ta Phut") and Sadara, all joint ventures of the Company.

The Company is currently responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition will begin in mid-2021 and will be effectuated over the next five years.

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net sales	$6,082	$4,609
Operating EBIT	$1,228	$580
Equity earnings	$106	$5

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	24%
Currency	3
Volume	5
Total	32%

Packaging & Specialty Plastics net sales were $6,082 million in the first quarter of 2021, up 32 percent from net sales of $4,609 million in the first quarter of 2020, with local price up 24 percent, volume up 5 percent and a favorable currency impact of 3 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by strong supply and demand fundamentals. Local price increased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which increased 20 percent compared with the first quarter of 2020. Local price increased in Packaging and Specialty Plastics driven by strong supply and demand fundamentals, notably in industrial and consumer packaging, and flexible food and beverage packaging applications. Volume increased in both businesses and across all geographic regions, except Latin America. Volume increased in Hydrocarbons & Energy, primarily in EMEAI and the U.S. & Canada, more than offsetting decreases in Latin America. The volume increase in Packaging and Specialty Plastics was driven by Asia Pacific.

Operating EBIT was $1,228 million in the first quarter of 2021, up 112 percent from Operating EBIT of $580 million in the first quarter of 2020. Operating EBIT increased primarily due to integrated margin expansion and increased equity earnings at Sadara and the Kuwait and Thai joint ventures.

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

The Company is currently responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition will begin in mid-2021 and will be effectuated over the next five years.

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net sales	$3,607	$3,045
Operating EBIT	$326	$175
Equity earnings (losses)	$115	$(76)

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	21%
Currency	3
Volume	(6)
Total	18%

Industrial Intermediates & Infrastructure net sales were $3,607 million in the first quarter of 2021, up 18 percent from $3,045 million in the first quarter of 2020, with local price up 21 percent, volume down 6 percent and a favorable currency impact of 3 percent. Local price increased in both businesses and in all geographic regions. Local price increased in Polyurethanes & Construction Chemicals driven by strong price gains in polyurethanes. Industrial Solutions local price increased primarily in offerings for coatings, industrial and electronics end-market applications on strong supply and demand fundamentals and rising energy prices. Volume decreased in both businesses following temporary production outages and supply shortages in the U.S. resulting from Winter Storm Uri. Volume in Polyurethanes & Construction Chemicals increased in all geographic regions, except the U.S & Canada, as resilient buying patterns in consumer durable goods and applications and industrial end-markets drove demand growth, which was more than offset by a decrease in supply volumes in the U.S Gulf Coast due to production outages and other third party supply shortages. Volume in Industrial Solutions increased in Asia Pacific and Latin America which was offset by decreases in the U.S. & Canada and EMEAI. Currency favorably impacted sales in both businesses and in EMEAI and Asia Pacific.

Operating EBIT was $326 million in the first quarter of 2021, up 86 percent from Operating EBIT of $175 million in the first quarter of 2020. Operating EBIT increased primarily due to higher equity earnings at Sadara and strong supply and demand fundamentals in Polyurethanes & Construction Chemicals.

PERFORMANCE MATERIALS & COATINGS
Performance Materials & Coatings includes industry-leading franchises that deliver a wide array of solutions into consumer and infrastructure end-markets. The segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. These businesses primarily utilize the Company's acrylics-, cellulosics- and silicone-based technology platforms to serve the needs of the architectural and industrial coatings; home care and personal care; consumer and electronics; mobility; industrial and chemical processing; and building and infrastructure end-markets. Both businesses employ materials science capabilities, global reach and unique products and technology to combine chemistry platforms to deliver differentiated offerings to customers.

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net sales	$2,123	$2,065
Operating EBIT	$62	$162
Equity earnings	$2	$1

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	4%
Currency	3
Volume	(4)
Total	3%

Performance Materials & Coatings net sales were $2,123 million in the first quarter of 2021, up 3 percent from net sales of $2,065 million in the first quarter of 2020, with local price up 4 percent, volume down 4 percent and favorable currency impact of 3 percent. Local price increased in both businesses and all geographic regions. Local price increased in Consumer Solutions primarily due to favorable supply and demand fundamentals in siloxanes. Local price increased in Coatings & Performance Monomers primarily due to improved supply and demand fundamentals in acrylic monomers. Volume decreased in both businesses due to lower supply volumes as a result of production outages and supply shortages related to Winter Storm Uri in the U.S Gulf Coast. Consumer Solutions volume decreased as growth in electronics, mobility and construction end-markets was more than offset by lower volumes in upstream siloxanes as a result of planned maintenance turnaround activity. Volume decreased in Coatings & Performance Monomers primarily due to temporary production outages as a result of Winter Storm Uri and planned maintenance turnaround activity which more than offset higher demand for architectural coatings as residential construction end-market dynamics improved and consumers continued do-it-yourself projects at home. The favorable impact of currency was driven by EMEAI and Asia Pacific.

Operating EBIT was $62 million in the first quarter of 2021, down 62 percent from Operating EBIT of $162 million in the first quarter of 2020. Operating EBIT decreased as margins were impacted by production outages and supply constraints driven by Winter Storm Uri and planned maintenance turnaround activity that more than offset higher selling prices.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended
In millions	Mar 31, 2021	Mar 31, 2020
Net sales	$70	$51
Operating EBIT	$(62)	$(74)
Equity earnings (losses)	$1	$(19)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $70 million in the first quarter of 2021, an increase from net sales of $51 million in the first quarter of 2020.

Operating EBIT was a loss of $62 million in the first quarter of 2021, compared with a loss of $74 million in the first quarter of 2020. Operating EBIT improved primarily due to reduced equity losses.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $4,133 million at March 31, 2021 and $5,104 million at December 31, 2020, of which $1,612 million at March 31, 2021 and $862 million at December 31, 2020 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At March 31, 2021, management believed that sufficient liquidity was available in the U.S. The Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Three Months Ended		Three Months Ended
	Mar 31, 2021	Mar 31, 2020	Mar 31, 2021	Mar 31, 2020
In millions
Cash provided by (used for):
Operating activities - continuing operations	$(228)	$1,236	$(109)	$1,239
Operating activities - discontinued operations	(63)	3	—	—
Operating activities	(291)	1,239	(109)	1,239
Investing activities	(13)	(153)	(13)	(153)
Financing activities	(595)	265	(777)	265
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	(86)	(48)	(86)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(947)	1,265	(947)	1,265
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$4,161	$3,645	$4,161	$3,645
Less: Restricted cash and cash equivalents, included in "Other current assets"	28	12	28	12
Cash and cash equivalents at end of period	$4,133	$3,633	$4,133	$3,633

Cash Flows from Operating Activities
In the first three months of 2021, the Company had cash used for operating activities from continuing operations compared with cash provided by operating activities from continuing operations in the first three months of 2020. The change was primarily due to elective pension contributions, an increase in cash used for working capital requirements, an increase in performance-based compensation payments and the absence of a cash receipt related to the Nova Chemicals Corporation ethylene asset matter. These items were partially offset by an increase in the Company's cash earnings as well as dividends received from nonconsolidated affiliates.

Net Working Capital	Dow Inc.		TDCC
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
In millions
Current assets	$19,163	$19,084	$19,116	$18,998
Current liabilities	11,354	11,108	11,043	10,574
Net working capital	$7,809	$7,976	$8,073	$8,424
Current ratio	1.69:1	1.72:1	1.73:1	1.80:1

Working Capital Metrics	Three Months Ended
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020

Days sales outstanding in receivables [1]	39	41	45
Days sales in inventory [2]	53	57	69
Days payables outstanding [3]	53	56	63
1.The decrease in days sales outstanding in receivables was primarily due to an increase in net sales, which more than offset an increase in average accounts receivables.
2.The decrease in days sales in inventory was primarily due to an increase in COS and a decrease in average inventory.
3.The decrease in days payables outstanding was primarily due to an increase in COS and an increase in the change in inventory, which more than offset an increase in average accounts payable.

Cash provided by (used for) operating activities from discontinued operations in the first three months of 2021 and 2020 primarily related to cash payments and receipts Dow Inc. had with DuPont de Nemours, Inc. and Corteva Inc. that related to certain agreements and matters related to the separation from DowDuPont. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities in the first three months of 2021 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments, which included partial monetization of the Company's investment in company-owned life insurance policies. Cash used for investing activities in the first three months of 2020 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates (related to Sadara), which were partially offset by proceeds from sales and maturities of investments, and included partial monetization of the Company's investment in company-owned life insurance policies.

The Company's capital expenditures were $289 million in the first three months of 2021, compared with $395 million in the first three months of 2020. The Company expects full year capital spending in 2021 to be approximately $1.6 billion. The Company will adjust its spending through the year as economic conditions evolve.

As a result of Sadara's debt re-profiling completed in the first quarter of 2021, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021. In the first three months of 2020, the Company loaned $114 million to Sadara.

Cash Flows from Financing Activities
Cash used for financing activities in the first three months of 2021 included payments on long-term debt, which was partially offset by proceeds from issuance of stock. In addition, Dow Inc. included a cash outflow for dividends paid to stockholders and TDCC included a cash outflow for dividends paid to Dow Inc. Cash provided by financing activities in the first three months of 2020 included proceeds from issuance of long-term debt and an increase in short-term notes payable, which were partially offset by payments on long-term debt and transaction financing, debt issuance and other costs. In addition, Dow Inc. included cash outflows for dividends paid to common stockholders and repurchases of common stock and TDCC included cash outflows for dividends paid to Dow Inc. See Note 11 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

Dow Inc. Non-GAAP Cash Flow Measures
Free Cash Flow
Dow defines free cash flow as "Cash provided by (used for) operating activities - continuing operations," less capital expenditures. Under this definition, free cash flow represents the cash generated by Dow from operations after investing in its asset base. Free cash flow, combined with cash balances and other sources of liquidity, represents the cash available to fund obligations and provide returns to shareholders. Free cash flow is an integral financial measure used in the Company's financial planning process.

Operating EBITDA
Dow defines Operating EBITDA as earnings (i.e., "Income before income taxes") before interest, depreciation and amortization, excluding the impact of significant items.

Cash Flow Conversion (Operating EBITDA to Cash Flow From Operations)
Dow defines cash flow conversion (Operating EBITDA to cash flow from operations) as "Cash provided by (used for) operating activities - continuing operations," divided by Operating EBITDA. Management believes cash flow conversion is an important financial metric as it helps the Company determine how efficiently it is converting its earnings into cash flow.

These financial measures are not recognized in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should not be viewed as alternatives to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, Dow's definitions may not be consistent with the methodologies used by other companies.

Reconciliation of Free Cash Flow	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
In millions
Cash provided by (used for) operating activities - continuing operations (GAAP)	$(228)	$1,236
Capital expenditures	(289)	(395)
Free cash flow (non-GAAP) [1]	$(517)	$841
1.Free cash flow in the first quarter of 2021 reflects a $1 billion elective pension contribution.

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Three Months Ended
	Mar 31, 2021	Mar 31, 2020
In millions
Net income (GAAP)	$1,006	$258
+ Provision for income taxes	317	138
Income before income taxes	$1,323	$396
- Interest income	8	15
+ Interest expense and amortization of debt discount	196	215
- Significant items ¹	(43)	(247)
Operating EBIT (non-GAAP)	$1,554	$843
+ Depreciation and amortization	717	724
Operating EBITDA (non-GAAP)	$2,271	$1,567
Cash provided by (used for) operating activities - continuing operations (GAAP)	$(228)	$1,236
Cash flow conversion (Operating EBITDA to cash flow from operations) (non-GAAP) [2]	(10.0)%	78.9%
1.The three months ended March 31, 2021 includes restructuring implementation costs and costs associated with the Company's digital acceleration program. The three months ended March 31, 2020 includes integration and separation costs, restructuring and asset related charges - net and a loss on early extinguishment of debt. See Note 22 to the Consolidated Financial Statements for additional information.
2.Cash flow conversion in the first quarter of 2021 reflects a $1 billion elective pension contribution.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at March 31, 2021. Cash and committed and available forms of liquidity were $13.6 billion at March 31, 2021. The Company also has no substantive long-term debt maturities until the second half of 2024. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at March 31, 2021 and December 31, 2020. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to March 31, 2021, TDCC issued approximately $500 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At March 31, 2021, TDCC had total committed and available credit facilities of $8.1 billion. See Note 11 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time. At March 31, 2021, there were no receivables sold under the U.S. and Europe committed accounts receivable facilities. For additional information, see Note 14 to the Consolidated Financial Statements included in the 2020 10-K.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At March 31, 2021, the Company had monetized $200 million of its existing COLI policies' value. For additional information, see Note 6 to the Consolidated Financial Statements included in the 2020 10-K.

Uncommitted Credit Facilities
Dow has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. Dow had no drawdowns outstanding at March 31, 2021.

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At March 31, 2021, net debt as a percent of total capitalization decreased to 46.5 percent and 45.8 percent for Dow Inc. and TDCC, respectively, compared with 47.9 percent and 46.8 percent at December 31, 2020.

Total Debt	Dow Inc.		TDCC
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
In millions
Notes payable	$152	$156	$152	$156
Long-term debt due within one year	492	460	492	460
Long-term debt	16,200	16,491	16,200	16,491
Gross debt	$16,844	$17,107	$16,844	$17,107
- Cash and cash equivalents	4,133	5,104	4,133	5,104
- Marketable securities [1]	72	45	72	45
Net debt	$12,639	$11,958	$12,639	$11,958
Total equity	$14,563	$13,005	$14,936	$13,569
Gross debt as a percent of total capitalization	53.6%	56.8%	53.0%	55.8%
Net debt as a percent of total capitalization	46.5%	47.9%	45.8%	46.8%
1.Included in "Other current assets" in the consolidated balance sheets.

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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.51 to 1.00 at March 31, 2021. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2021. For information on TDCC's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2021.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At April 23, 2021, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB-	A-3	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB+	F2	Stable

On April 13, 2021, Fitch Ratings reaffirmed TDCC’s BBB+ and F2 rating, and revised its outlook from negative to stable. The decision was made as part of Fitch’s annual review process.

Downgrades in TDCC's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Dividends
Dow Inc.
On February 11, 2021, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on March 12, 2021, to shareholders of record as of February 26, 2021. On April 15, 2021, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 11, 2021, to shareholders of record as of May 28, 2021.

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2021, TDCC declared and paid a dividend to Dow Inc. of $703 million. At March 31, 2021, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 21 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the first quarter of 2021. At March 31, 2021, approximately $2.4 billion of the share repurchase program authorization remained available for repurchases. The Company will continue to evaluate the repurchase of additional shares to cover dilution as economic conditions develop.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding.

On March 4, 2021, the Company announced changes to the design of its U.S. tax-qualified and non-qualified pension plans (collectively, the "U.S. Plans") and, effective December 31, 2023, the Company will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in the U.S. Plans. Additionally, the Company elected to contribute $1 billion to its U.S. tax-qualified pension plans. As a result, the Company increased its estimated global 2021 pension contributions to approximately $1,230 million, of which $1,061 million has been contributed through March 31, 2021.

In connection with the foregoing plan amendments and inclusive of the additional discretionary contributions to the U.S. tax-qualified pension plans, the Company remeasured the U.S. Plans effective February 28, 2021, which resulted in a decrease of approximately $200 million in the expected net periodic pension benefit cost for 2021, inclusive of curtailment gains of $19 million, recognized in the first quarter of 2021. The Company's total net periodic pension benefit cost is expected to be approximately $40 million in 2021, inclusive of curtailment gains and subject to foreign currency fluctuations and events or actions that may require additional plan remeasurements.

See Note 16 to the Consolidated Financial Statements and Note 20 to the Consolidated Financial Statements included in the 2020 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2020 Restructuring Program are expected to result in additional cash expenditures of approximately $315 million, primarily through the first quarter of 2022, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, are expected to result in additional cash expenditures of approximately $150 million, primarily through the third quarter of 2022. Restructuring implementation costs totaled $10 million for the three months ended March 31, 2021.

The Company expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits related to its other optimization activities. These costs cannot be reasonably estimated at this time. See Note 5 to the Consolidated Financial Statements for additional information on the Company's restructuring activities.

Digital Acceleration
In the first quarter of 2021, Dow announced plans to further advance and expand its digitalization efforts to deliver long-term value creation, by accelerating investment in three key areas: expanding digital tools to accelerate materials science innovation; further enhancing the e-commerce buying and fulfillment experience for Dow's customers; and adopting real-time digital manufacturing insights, operational data intelligence and demand sensing to enhance the productivity and reliability of Dow’s operations. The Company expects more than $300 million in incremental annual run rate Operating EBITDA generation by the end of 2025 related to digital acceleration, with an additional one-time $100 million in structural working capital efficiency gains, driven in part by enhanced planning from digital tools. The activities related to digital acceleration are expected to result in additional cash expenditures of approximately $370 million, primarily through the end of 2022. Digital acceleration expenses totaled $33 million for the three months ended March 31, 2021.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 15, 16, 17 and 20 to the Consolidated Financial Statements included in the 2020 10-K. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2020.

Contractual Obligations at Mar 31, 2021	Payments Due In
In millions	2021	2022-2023	2024-2025	2026 and beyond	Total
Pension and other postretirement benefits	$255	$655	$649	$7,652	$9,211

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

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2020 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 10-K. Since December 31, 2020, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2021	2020
Claims unresolved at Jan 1	9,126	11,117
Claims filed	1,110	1,296
Claims settled, dismissed or otherwise resolved	(1,428)	(1,269)
Claims unresolved at Mar 31	8,808	11,144
Claimants with claims against both Union Carbide and Amchem	(2,541)	(3,809)
Individual claimants at Mar 31	6,267	7,335

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 12 to the Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements included in the 2020 10-K, and Part II, Item 1. Legal Proceedings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 18 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2020, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first quarter of 2021. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Environmental Proceedings
On December 18, 2020, Dow and several other parties received a complaint and proposed consent decree from the U.S. Environmental Protection Agency ("EPA") relating to environmental contamination at the Gulfco Marine Maintenance Superfund Site in Freeport, Texas. The proposed consent decree included a requirement for three defendants to make a collective payment of $1.2 million for the EPA’s past response costs as well as an obligation to conduct certain response actions at the site. On February 23, 2021, the consent decree was approved by the court and became effective. Pursuant to the consent decree, payment for the EPA's past response costs must be made by April 26, 2021.

ITEM 1A. RISK FACTORS
Since December 31, 2020, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2021	—	$—	—	$2,375
February 2021	—	$—	—	$2,375
March 2021	—	$—	—	$2,375
First quarter 2021	—	$—	—	$2,375
1.On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.2.2	Amended and Restated Shareholders' Agreement, effective as of March 25, 2021, between Excellent Performance Chemicals Company and Dow Saudi Arabia Holding B.V. (portions of this exhibit have been omitted because it is both (i) not material and (ii) the type of information that The Dow Chemical Company treats as private or confidential) (incorporated by reference to Exhibit 99.1 to Dow Inc. and The Dow Chemical Company's Current Report on Form 8-K filed with the SEC on April 23, 2021).
4.3	Dow Inc. agrees to provide the SEC, on request, copies of all other such indentures and instruments that define the rights of holders of long-term debt of Dow Inc. and its consolidated subsidiaries, including The Dow Chemical Company, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
10.5.7	An Amendment to the Dow Inc. 2019 Stock Incentive Plan effective as of April 15, 2021 (incorporated by reference to Exhibit 10.5.7 to Dow Inc.'s Current Report on Form 8-K filed with the SEC on April 16, 2021).
10.11	Dow Inc. 2021 Employee Stock Purchase Plan effective as of April 15, 2021 (incorporated by reference to Exhibit 10.11 to Dow Inc.'s Current Report on Form 8-K filed with the SEC on April 16, 2021).
23 *	Ankura Consulting Group, LLC's Consent.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

Dow Inc. The Dow Chemical Company and Subsidiaries Trademark Listing

The following registered trademark of Incapital Holdings appears in this report: InterNotes®

The following registered trademarks of Great Place to Work® Institute, Inc. appear in this report: Great Place to Work®, Fortune 100 Best Companies to Work For®, Best Workplaces™

® ™ Trademark of The Dow Chemical Company ("TDCC") or an affiliated company, except as otherwise specified.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW INC.
THE DOW CHEMICAL COMPANY

Date: April 23, 2021

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)