Form 10-Q
period 2021-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2021-07-23
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Dow Inc. had 745,771,788 shares of common stock, $0.01 par value, outstanding at June 30, 2021. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2021, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2021

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
Risks related to Dow’s separation from DowDuPont Inc. include, but are not limited to: (i) Dow’s inability to achieve some or all of the benefits that it expects to receive from the separation from DowDuPont Inc.; (ii) certain tax risks associated with the separation; (iii) the failure of Dow’s pro forma financial information to be a reliable indicator of Dow’s future results; (iv) non-compete restrictions under the separation agreement; (v) receipt of less favorable terms in the commercial agreements Dow entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. (“Corteva”), including restrictions under intellectual property cross-license agreements, than Dow would have received from an unaffiliated third party; and (vi) Dow’s obligation to indemnify DuPont and/or Corteva for certain liabilities.
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$13,885	$8,354	$25,767	$18,124
Cost of sales	10,740	7,610	20,802	15,840
Research and development expenses	228	182	422	361
Selling, general and administrative expenses	440	357	806	691
Amortization of intangibles	100	100	201	200
Restructuring and asset related charges - net	22	6	22	102
Integration and separation costs	—	46	—	111
Equity in earnings (losses) of nonconsolidated affiliates	278	(95)	502	(184)
Sundry income (expense) - net	(3)	53	125	(28)
Interest income	13	6	21	21
Interest expense and amortization of debt discount	187	200	383	415
Income (loss) before income taxes	2,456	(183)	3,779	213
Provision for income taxes	524	34	841	172
Net income (loss)	1,932	(217)	2,938	41
Net income attributable to noncontrolling interests	31	8	46	27
Net income (loss) available for Dow Inc. common stockholders	$1,901	$(225)	$2,892	$14

Per common share data:
Earnings (loss) per common share - basic	$2.53	$(0.31)	$3.86	$0.01
Earnings (loss) per common share - diluted	$2.51	$(0.31)	$3.83	$0.01

Weighted-average common shares outstanding - basic	747.0	739.3	745.9	739.7
Weighted-average common shares outstanding - diluted	752.9	739.3	751.4	741.0

Depreciation	$518	$517	$1,033	$1,032
Capital expenditures	$333	$273	$622	$668
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net income (loss)	$1,932	$(217)	$2,938	$41
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	17	76	(32)	(24)
Cumulative translation adjustments	65	63	(188)	(100)
Pension and other postretirement benefit plans	149	141	1,283	283
Derivative instruments	6	24	116	(138)
Total other comprehensive income	237	304	1,179	21
Comprehensive income	2,169	87	4,117	62
Comprehensive income attributable to noncontrolling interests, net of tax	31	8	46	27
Comprehensive income attributable to Dow Inc.	$2,138	$79	$4,071	$35
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2021: $36; 2020: $26)	$3,491	$5,104
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2021: $59; 2020: $51)	6,456	4,839
Other	2,650	2,551
Inventories	6,952	5,701
Other current assets	803	889
Total current assets	20,352	19,084
Investments
Investment in nonconsolidated affiliates	1,754	1,327
Other investments (investments carried at fair value - 2021: $1,655; 2020: $1,674)	2,764	2,775
Noncurrent receivables	480	465
Total investments	4,998	4,567
Property
Property	56,564	56,325
Less: Accumulated depreciation	36,700	36,086
Net property (variable interest entities restricted - 2021: $204; 2020: $232)	19,864	20,239
Other Assets
Goodwill	8,833	8,908
Other intangible assets (net of accumulated amortization - 2021: $4,650; 2020: $4,428)	3,093	3,352
Operating lease right-of-use assets	1,745	1,856
Deferred income tax assets	1,529	2,215
Deferred charges and other assets	1,354	1,249
Total other assets	16,554	17,580
Total Assets	$61,768	$61,470
Liabilities and Equity
Current Liabilities
Notes payable	$203	$156
Long-term debt due within one year	445	460
Accounts payable:
Trade	4,664	3,763
Other	2,638	2,126
Operating lease liabilities - current	402	416
Income taxes payable	462	397
Accrued and other current liabilities	3,494	3,790
Total current liabilities	12,308	11,108
Long-Term Debt (variable interest entities nonrecourse - 2021: $5; 2020: $6)	15,093	16,491
Other Noncurrent Liabilities
Deferred income tax liabilities	504	405
Pension and other postretirement benefits - noncurrent	8,888	11,648
Asbestos-related liabilities - noncurrent	975	1,013
Operating lease liabilities - noncurrent	1,419	1,521
Other noncurrent obligations	6,428	6,279
Total other noncurrent liabilities	18,214	20,866
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2021: 761,524,466 shares; 2020: 755,993,198 shares)	8	8
Additional paid-in capital	7,898	7,595
Retained earnings	18,200	16,361
Accumulated other comprehensive loss	(9,676)	(10,855)
Unearned ESOP shares	(32)	(49)
Treasury stock at cost (2021: 15,752,678 shares; 2020: 12,803,303 shares)	(825)	(625)
Dow Inc.’s stockholders’ equity	15,573	12,435
Noncontrolling interests	580	570
Total equity	16,153	13,005
Total Liabilities and Equity	$61,768	$61,470
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2021	Jun 30, 2020
Operating Activities
Net income	$2,938	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,462	1,424
Provision (credit) for deferred income tax	388	(59)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(283)	455
Net periodic pension benefit cost	29	129
Pension contributions	(1,109)	(112)
Net gain on sales of assets, businesses and investments	(50)	(39)
Restructuring and asset related charges - net	22	102
Other net loss	224	163
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,903)	696
Inventories	(1,278)	429
Accounts payable	1,357	(896)
Other assets and liabilities, net	(4)	502
Cash provided by operating activities - continuing operations	1,793	2,835
Cash used for operating activities - discontinued operations	(80)	(6)
Cash provided by operating activities	1,713	2,829
Investing Activities
Capital expenditures	(622)	(668)
Investment in gas field developments	(24)	(5)
Purchases of previously leased assets	(3)	(2)
Proceeds from sales of property and businesses, net of cash divested	10	14
Acquisitions of property and businesses, net of cash acquired	(107)	—
Investments in and loans to nonconsolidated affiliates	—	(236)
Distributions and loan repayments from nonconsolidated affiliates	11	6
Purchases of investments	(560)	(462)
Proceeds from sales and maturities of investments	527	790
Other investing activities, net	—	29
Cash used for investing activities	(768)	(534)
Financing Activities
Changes in short-term notes payable	(38)	181
Proceeds from issuance of short-term debt greater than three months	72	163
Payments on short-term debt greater than three months	—	(100)
Proceeds from issuance of long-term debt	68	2,509
Payments on long-term debt	(1,425)	(2,359)
Purchases of treasury stock	(200)	(125)
Proceeds from issuance of stock	200	30
Transaction financing, debt issuance and other costs	(95)	(99)
Employee taxes paid for share-based payment arrangements	(11)	(26)
Distributions to noncontrolling interests	(28)	(19)
Dividends paid to stockholders	(1,043)	(1,034)
Cash used for financing activities	(2,500)	(879)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(66)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(1,567)	1,350
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$3,541	$3,730
Less: Restricted cash and cash equivalents, included in "Other current assets"	50	6
Cash and cash equivalents at end of period	$3,491	$3,724
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	7,743	7,370	7,595	7,325
Common stock issued/sold	73	14	200	30
Stock-based compensation and allocation of ESOP shares	82	47	103	76
Balance at end of period	7,898	7,431	7,898	7,431
Retained Earnings
Balance at beginning of period	16,829	16,763	16,361	17,045
Net income (loss) available for Dow Inc. common stockholders	1,901	(225)	2,892	14
Dividends to stockholders	(522)	(516)	(1,043)	(1,034)
Other	(8)	(5)	(10)	(8)
Balance at end of period	18,200	16,017	18,200	16,017
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9,913)	(10,529)	(10,855)	(10,246)
Other comprehensive income	237	304	1,179	21
Balance at end of period	(9,676)	(10,225)	(9,676)	(10,225)
Unearned ESOP Shares
Balance at beginning of period	(39)	(81)	(49)	(91)
Allocation of ESOP shares	7	12	17	22
Balance at end of period	(32)	(69)	(32)	(69)
Treasury Stock
Balance at beginning of period	(625)	(625)	(625)	(500)
Treasury stock purchases	(200)	—	(200)	(125)
Balance at end of period	(825)	(625)	(825)	(625)
Dow Inc.'s stockholders' equity	15,573	12,537	15,573	12,537
Noncontrolling Interests	580	560	580	560
Total Equity	$16,153	$13,097	$16,153	$13,097

Dividends declared per share of common stock	$0.70	$0.70	$1.40	$1.40
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$13,885	$8,354	$25,767	$18,124
Cost of sales	10,739	7,608	20,800	15,838
Research and development expenses	228	182	422	361
Selling, general and administrative expenses	440	356	806	690
Amortization of intangibles	100	100	201	200
Restructuring and asset related charges - net	22	6	22	102
Integration and separation costs	—	46	—	111
Equity in earnings (losses) of nonconsolidated affiliates	278	(95)	502	(184)
Sundry income (expense) - net	6	51	125	(31)
Interest income	13	5	21	21
Interest expense and amortization of debt discount	187	200	383	415
Income (loss) before income taxes	2,466	(183)	3,781	213
Provision for income taxes	521	34	838	172
Net income (loss)	1,945	(217)	2,943	41
Net income attributable to noncontrolling interests	31	8	46	27
Net income (loss) available for The Dow Chemical Company common stockholder	$1,914	$(225)	$2,897	$14

Depreciation	$518	$517	$1,033	$1,032
Capital expenditures	$333	$273	$622	$668
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net income (loss)	$1,945	$(217)	$2,943	$41
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	17	76	(32)	(24)
Cumulative translation adjustments	65	63	(188)	(100)
Pension and other postretirement benefit plans	149	141	1,283	283
Derivative instruments	6	24	116	(138)
Total other comprehensive income	237	304	1,179	21
Comprehensive income	2,182	87	4,122	62
Comprehensive income attributable to noncontrolling interests, net of tax	31	8	46	27
Comprehensive income attributable to The Dow Chemical Company	$2,151	$79	$4,076	$35
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2021: $36; 2020: $26)	$3,491	$5,104
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2021: $59; 2020: $51)	6,456	4,839
Other	2,653	2,553
Inventories	6,952	5,701
Other current assets	759	801
Total current assets	20,311	18,998
Investments
Investment in nonconsolidated affiliates	1,754	1,327
Other investments (investments carried at fair value - 2021: $1,655; 2020: $1,674)	2,764	2,775
Noncurrent receivables	442	426
Total investments	4,960	4,528
Property
Property	56,564	56,325
Less accumulated depreciation	36,700	36,086
Net property (variable interest entities restricted - 2021: $204; 2020: $232)	19,864	20,239
Other Assets
Goodwill	8,833	8,908
Other intangible assets (net of accumulated amortization - 2021: $4,650; 2020: $4,428)	3,093	3,352
Operating lease right-of-use assets	1,745	1,856
Deferred income tax assets	1,529	2,215
Deferred charges and other assets	1,354	1,249
Total other assets	16,554	17,580
Total Assets	$61,689	$61,345
Liabilities and Equity
Current Liabilities
Notes payable	$203	$156
Long-term debt due within one year	445	460
Accounts payable:
Trade	4,664	3,763
Other	2,638	2,126
Operating lease liabilities - current	402	416
Income taxes payable	462	397
Accrued and other current liabilities	3,198	3,256
Total current liabilities	12,012	10,574
Long-Term Debt (variable interest entities nonrecourse - 2021: $5; 2020: $6)	15,093	16,491
Other Noncurrent Liabilities
Deferred income tax liabilities	504	405
Pension and other postretirement benefits - noncurrent	8,888	11,648
Asbestos-related liabilities - noncurrent	975	1,013
Operating lease liabilities - noncurrent	1,419	1,521
Other noncurrent obligations	6,275	6,124
Total other noncurrent liabilities	18,061	20,711
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,906	7,603
Retained earnings	17,745	16,300
Accumulated other comprehensive loss	(9,676)	(10,855)
Unearned ESOP shares	(32)	(49)
The Dow Chemical Company’s stockholder's equity	15,943	12,999
Noncontrolling interests	580	570
Total equity	16,523	13,569
Total Liabilities and Equity	$61,689	$61,345
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2021	Jun 30, 2020
Operating Activities
Net income	$2,943	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,462	1,424
Provision (credit) for deferred income tax	388	(59)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(283)	455
Net periodic pension benefit cost	29	129
Pension contributions	(1,109)	(112)
Net gain on sales of assets, businesses and investments	(50)	(39)
Restructuring and asset related charges - net	22	102
Other net loss	224	167
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,903)	696
Inventories	(1,278)	429
Accounts payable	1,357	(896)
Other assets and liabilities, net	110	505
Cash provided by operating activities	1,912	2,842
Investing Activities
Capital expenditures	(622)	(668)
Investment in gas field developments	(24)	(5)
Purchases of previously leased assets	(3)	(2)
Proceeds from sales of property and businesses, net of cash divested	10	14
Acquisitions of property and businesses, net of cash acquired	(107)	—
Investments in and loans to nonconsolidated affiliates	—	(236)
Distributions and loan repayments from nonconsolidated affiliates	11	6
Purchases of investments	(560)	(462)
Proceeds from sales and maturities of investments	527	790
Other investing activities, net	—	29
Cash used for investing activities	(768)	(534)
Financing Activities
Changes in short-term notes payable	(38)	181
Proceeds from issuance of short-term debt greater than three months	72	163
Payments on short-term debt greater than three months	—	(100)
Proceeds from issuance of long-term debt	68	2,509
Payments on long-term debt	(1,425)	(2,359)
Proceeds from issuance of stock	200	30
Transaction financing, debt issuance and other costs	(95)	(99)
Employee taxes paid for share-based payment arrangements	(11)	(26)
Distributions to noncontrolling interests	(28)	(19)
Dividends paid to Dow Inc.	(1,442)	(1,172)
Cash used for financing activities	(2,699)	(892)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(66)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(1,567)	1,350
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$3,541	$3,730
Less: Restricted cash and cash equivalents, included in "Other current assets"	50	6
Cash and cash equivalents at end of period	$3,491	$3,724
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,751	7,378	7,603	7,333
Issuance of parent company stock - Dow Inc.	73	14	200	30
Stock-based compensation and allocation of ESOP shares	82	47	103	76
Balance at end of period	7,906	7,439	7,906	7,439
Retained Earnings
Balance at beginning of period	16,577	16,905	16,300	17,313
Net income (loss) available for The Dow Chemical Company common stockholder	1,914	(225)	2,897	14
Dividends to Dow Inc.	(739)	(529)	(1,442)	(1,172)
Other	(7)	(4)	(10)	(8)
Balance at end of period	17,745	16,147	17,745	16,147
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9,913)	(10,529)	(10,855)	(10,246)
Other comprehensive income	237	304	1,179	21
Balance at end of period	(9,676)	(10,225)	(9,676)	(10,225)
Unearned ESOP Shares
Balance at beginning of period	(39)	(81)	(49)	(91)
Allocation of ESOP shares	7	12	17	22
Balance at end of period	(32)	(69)	(32)	(69)
The Dow Chemical Company's stockholder's equity	15,943	13,292	15,943	13,292
Noncontrolling Interests	580	560	580	560
Total Equity	$16,523	$13,852	$16,523	$13,852
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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation and the term "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of the Company.

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

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily included in the consolidated financial statements of Dow Inc. At June 30, 2021, the Company had assets of $31 million ($77 million at December 31, 2020) included in "Other current assets" and $32 million ($33 million at December 31, 2020) included in "Noncurrent receivables," and liabilities of $215 million ($412 million at December 31, 2020) included in "Accrued and other current liabilities" and $43 million ($46 million at December 31, 2020) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements.

In addition, the Company deferred a portion of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At June 30, 2021, $62 million ($103 million at December 31, 2020) of this liability was recorded in "Accrued and other current liabilities" and $96 million ($96 million at December 31, 2020) was recorded in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. Dow's revenue related to product sales was 98 percent for the three and six months ended June 30, 2021 (98 percent and 99 percent for the three and six months ended June 30, 2020, respectively), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2021, Dow had unfulfilled performance obligations of $851 million ($977 million at December 31, 2020) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next six years.

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

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Hydrocarbons & Energy	$2,008	$787	$3,759	$2,006
Packaging and Specialty Plastics	5,113	3,214	9,444	6,604
Packaging & Specialty Plastics	$7,121	$4,001	$13,203	$8,610
Industrial Solutions	$1,201	$894	$2,250	$1,948
Polyurethanes & Construction Chemicals	3,012	1,520	5,568	3,508
Other	2	3	4	6
Industrial Intermediates & Infrastructure	$4,215	$2,417	$7,822	$5,462
Coatings & Performance Monomers	$1,010	$766	$1,865	$1,594
Consumer Solutions	1,455	1,089	2,723	2,326
Performance Materials & Coatings	$2,465	$1,855	$4,588	$3,920
Corporate	$84	$81	$154	$132
Total	$13,885	$8,354	$25,767	$18,124

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
U.S. & Canada	$4,927	$2,944	$8,955	$6,494
EMEAI [1]	5,102	2,711	9,431	6,122
Asia Pacific	2,479	1,932	4,844	3,777
Latin America	1,377	767	2,537	1,731
Total	$13,885	$8,354	$25,767	$18,124
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

Revenue recognized in the first six months of 2021 from amounts included in contract liabilities at the beginning of the period was approximately $180 million (approximately $80 million in the first six months of 2020). In the first six months of 2021, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant (approximately $25 million in the first six months of 2020).

The following table summarizes the contract assets and liabilities at June 30, 2021 and December 31, 2020:

Contract Assets and Liabilities	Balance Sheet Classification	Jun 30, 2021	Dec 31, 2020
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$6,456	$4,839
Contract assets - current	Other current assets	$51	$58
Contract assets - noncurrent	Deferred charges and other assets	$28	$11
Contract liabilities - current [1]	Accrued and other current liabilities	$211	$349
Contract liabilities - noncurrent	Other noncurrent obligations	$1,970	$1,915
1.The decrease from December 31, 2020 to June 30, 2021 was due to recognition of deferred royalty payments.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income and were $22 million for the three and six months ended June 30, 2021 ($6 million and $102 million for the three and six months ended June 30, 2020, respectively). For additional information on the Company's restructuring programs, see Note 6 to the Consolidated Financial Statements included in the 2020 10-K.

Restructuring Plans
2020 Restructuring Program
On September 29, 2020, the Board of Directors ("Board") of Dow Inc. approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the coronavirus disease 2019 ("COVID-19") pandemic. The restructuring program is designed to reduce structural costs and enable the Company to further enhance competitiveness while the COVID-19 economic recovery continues. This program includes a global workforce cost reduction of approximately 6 percent and actions to rationalize the Company's manufacturing assets, which include asset write-down and write-off charges, related contract termination fees and environmental remediation costs ("2020 Restructuring Program"). These actions are expected to be substantially complete by the end of 2021.

In the second quarter of 2021, the Company recorded pretax restructuring charges of $12 million for asset write-downs and write-offs and $10 million for costs associated with exit and disposal activities. The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$11	$—	$11
Industrial Intermediates & Infrastructure	—	22	—	22
Performance Materials & Coatings	—	117	57	174
Corporate	297	47	24	368
Total restructuring charges	$297	$197	$81	$575
Charges against the reserve	—	(197)	—	(197)
Cash payments	(1)	—	—	(1)
Reserve balance at Sep 30, 2020	$296	$—	$81	$377
Performance Materials & Coatings	$—	$(1)	$4	$3
Corporate	—	—	(5)	(5)
Total restructuring charges	$—	$(1)	$(1)	$(2)
Charges against the reserve	—	1	(5)	(4)
Cash payments	(7)	—	—	(7)
Reserve balance at Dec 31, 2020	$289	$—	$75	$364
Cash payments	(37)	—	(12)	(49)
Reserve balance at Mar 31, 2021	$252	$—	$63	$315
Packaging & Specialty Plastics	$—	$—	$8	$8
Industrial Intermediates & Infrastructure	—	1	—	1
Performance Materials & Coatings	—	8	2	10
Corporate	—	3	—	3
Total restructuring charges	$—	$12	$10	$22
Charges against the reserve	—	(12)	—	(12)
Cash payments	(53)	—	(3)	(56)
Reserve balance at Jun 30, 2021	$199	$—	$70	$269

At June 30, 2021, $197 million of the reserve balance was included in "Accrued and other current liabilities" ($227 million at December 31, 2020) and $72 million was included in "Other noncurrent obligations" ($137 million at December 31, 2020) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $595 million inception-to-date under the 2020 Restructuring Program, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $208 million and costs associated with exit and disposal activities of $90 million.

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

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Non-operating pension and other postretirement benefit plan net credits [1]	$86	$27	$161	$54
Foreign exchange losses	(8)	(2)	(16)	(18)
Loss on early extinguishment of debt [2]	(102)	—	(102)	(86)
Gains (losses) on sales of other assets and investments	14	(4)	62	5
Indemnification and other transaction related costs [3]	(5)	—	(5)	—
Gain related to Nova ethylene asset matter [4]	—	6	—	6
Other - net	12	26	25	11
Total sundry income (expense) – net	$(3)	$53	$125	$(28)
1.See Note 16 for additional information.
2.See Note 11 for additional information.
3.See Note 3 for additional information.
4.See Note 12 for additional information.

TDCC Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Non-operating pension and other postretirement benefit plan net credits [1]	$86	$27	$161	$54
Foreign exchange losses	(4)	(6)	(16)	(23)
Loss on early extinguishment of debt [2]	(102)	—	(102)	(86)
Gains (losses) on sales of other assets and investments	14	(4)	62	5
Gain related to Nova ethylene asset matter [3]	—	6	—	6
Other - net	12	28	20	13
Total sundry income (expense) – net	$6	$51	$125	$(31)
1.See Note 16 for additional information.
2.See Note 11 for additional information.
3.See Note 12 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $3,494 million and $3,198 million at June 30, 2021 and $3,790 million and $3,256 million at December 31, 2020, for Dow Inc. and TDCC, respectively. Accrued payroll, which is a component of "Accrued and other current liabilities" and includes liabilities related to payroll, performance-based compensation and severance, was $778 million at June 30, 2021 and $866 million at December 31, 2020. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and six months ended June 30, 2021 and 2020. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net income (loss)	$1,932	$(217)	$2,938	$41
Net income attributable to noncontrolling interests	31	8	46	27
Net income attributable to participating securities [1]	10	2	15	4
Net income (loss) attributable to common stockholders	$1,891	$(227)	$2,877	$10

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Earnings (loss) per common share - basic	$2.53	$(0.31)	$3.86	$0.01
Earnings (loss) per common share - diluted	$2.51	$(0.31)	$3.83	$0.01

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Weighted-average common shares outstanding - basic	747.0	739.3	745.9	739.7
Plus dilutive effect of equity compensation plans [2]	5.9	—	5.5	1.3
Weighted-average common shares outstanding - diluted [2]	752.9	739.3	751.4	741.0
Stock options and restricted stock units excluded from EPS calculations [3]	3.8	27.7	4.8	17.3
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.The three months ended June 30, 2020 reflects a loss, and as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
3.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2021	Dec 31, 2020
In millions
Finished goods	$4,144	$3,140
Work in process	1,414	996
Raw materials	711	598
Supplies	946	933
Total	$7,215	$5,667
Adjustment of inventories to a LIFO basis	(263)	34
Total inventories	$6,952	$5,701

NOTE 9 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 12 to the Consolidated Financial Statements included in the 2020 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates	Jun 30, 2021	Dec 31, 2020
In millions
Investment in nonconsolidated affiliates	$1,754	$1,327
Other noncurrent obligations	(60)	(169)
Net investment in nonconsolidated affiliates	$1,694	$1,158

Dividends Received from Nonconsolidated Affiliates	Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020
Dividends from nonconsolidated affiliates [1]	$219	$380
1.Included in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows. At June 30, 2020, the Company had $109 million of dividends receivable included in "Accounts and note receivable - Other" in the consolidated balance sheets.

At June 30, 2021, the Company had a negative investment balance in EQUATE Petrochemical Company K.S.C.C. of $60 million (negative $147 million at December 31, 2020), included in "Other noncurrent obligations" in the consolidated balance sheets.

At June 30, 2021, the Company had an investment balance in Sadara Chemical Company (“Sadara”) of $350 million included in “Investment in nonconsolidated affiliates” (negative $22 million at December 31, 2020 included in “Other noncurrent obligations”) in the consolidated balance sheets. In the first quarter of 2021, the Company entered into a new guarantee in conjunction with Sadara’s debt re-profiling activities. In the second quarter of 2021, as a part of Sadara's debt re-profiling activities, Sadara established a new revolving credit facility guaranteed by Dow, which will be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. The Company does not expect to be required to perform under the guarantee. See Notes 12 and 19 for additional information on the guarantees.

Transactions with Nonconsolidated Affiliates
The Company is currently responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition began in July 2021 and will be implemented over the next five years.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2020	$5,115	$1,100	$2,693	$8,908
Foreign currency impact	(4)	(2)	(69)	(75)
Net goodwill at Jun 30, 2021	$5,111	$1,098	$2,624	$8,833

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Jun 30, 2021			Dec 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,638	$(1,780)	$858	$2,638	$(1,677)	$961
Software	1,500	(1,030)	470	1,489	(989)	500
Trademarks/tradenames	352	(344)	8	352	(343)	9
Customer-related	3,253	(1,496)	1,757	3,301	(1,419)	1,882
Total other intangible assets	$7,743	$(4,650)	$3,093	$7,780	$(4,428)	$3,352

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Other intangible assets, excluding software	$100	$100	$201	$200
Software, included in “Cost of sales”	$23	$24	$45	$48

Total estimated amortization expense for 2021 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2021	$477
2022	$414
2023	$381
2024	$362
2025	$270
2026	$198

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Jun 30, 2021	Dec 31, 2020
In millions
Notes payable to banks and other lenders	$203	$156
Period-end average interest rates	5.76%	3.89%

Long-Term Debt	2021 Average Rate	Jun 30, 2021	2020 Average Rate	Dec 31, 2020
In millions
Promissory notes and debentures:
Final maturity 2021	8.85%	$53	8.95%	$173
Final maturity 2022	8.64%	121	8.64%	121
Final maturity 2023	7.63%	250	7.63%	250
Final maturity 2024	—%	—	3.43%	1,017
Final maturity 2025	5.13%	625	5.13%	625
Final maturity 2026	3.63%	750	3.63%	750
Final maturity 2027 and thereafter [1]	5.34%	10,112	5.34%	10,138
Other facilities:
Foreign currency notes and loans, various rates and maturities	1.20%	3,043	1.41%	3,189
InterNotes®, varying maturities through 2051	3.48%	378	3.56%	535
Finance lease obligations [2]		553		518
Unamortized debt discount and issuance costs		(347)		(365)
Long-term debt due within one year [3]		(445)		(460)
Long-term debt		$15,093		$16,491
1.Cost includes net fair value hedge adjustment gains of $45 million at June 30, 2021 ($69 million at December 31, 2020). See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Jun 30, 2021
In millions
2021	$291
2022	$189
2023	$344
2024	$39
2025	$655
2026	$793

2021 Activity
In the second quarter of 2021, the Company redeemed $208 million aggregate principal amount of 3.15 percent notes due May 2024 and $811 million aggregate principal amount of 3.50 percent notes due October 2024. As a result of the redemptions, the Company realized a $101 million pretax loss on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In the first six months of 2021, the Company issued an aggregate principal amount of $68 million of InterNotes®, and redeemed an aggregate principal amount of $18 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $204 million of InterNotes® with various maturities. As a result, the Company realized a pretax loss on the early extinguishment of debt for the three and six months ended June 30, 2021 of $1 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate. The Company also repaid approximately $120 million of long-term debt at maturity and approximately $13 million of long-term debt was repaid by consolidated variable interest entities.

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

In the first six months of 2020, the Company also issued an aggregate principal amount of $97 million of InterNotes®, and redeemed an aggregate principal amount of $96 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $200 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss on the early extinguishment of debt of $1 million, included in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate. The Company also repaid approximately $26 million of long-term debt at maturity and approximately $13 million of long-term debt was repaid by consolidated variable interest entities.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Jun 30, 2021
In millions	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	October 2024	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2021	Floating rate
Bilateral Revolving Credit Facility	150	150	March 2022	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2022	Floating rate
Bilateral Revolving Credit Facility [1]	200	200	November 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2023	Floating rate
Bilateral Revolving Credit Facility	250	250	September 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	September 2023	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2025	Floating rate
Bilateral Revolving Credit Facility	350	350	March 2025	Floating rate
Total committed and available credit facilities	$8,100	$8,100
1.Assumes the option to extend the bilateral revolving credit facility will be exercised.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2021. For additional information on the Company's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
A summary of the Company's commitments and contingent liabilities can be found in Note 16 to the Consolidated Financial Statements included in the 2020 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2021, the Company had accrued obligations of $1,250 million for probable environmental remediation and restoration costs, including $238 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. At December 31, 2020, the Company had accrued obligations of $1,244 million for probable environmental remediation and restoration costs, including $248 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2021 activity, it was determined that no adjustment to the accrual was required at June 30, 2021.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,060 million at June 30, 2021 ($1,098 million at December 31, 2020), and was included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At June 30, 2021, approximately 24 percent of the recorded claim liability related to pending claims and approximately 76 percent related to future claims.

Dow Silicones Chapter 11 Related Matters
At June 30, 2021, Dow Silicones and its insurers had made life-to-date payments of $1,762 million to the settlement program administered by an independent claims office (the “Settlement Facility”), created to resolve breast implant and other product liability claims, and the Settlement Facility reported an unexpended balance of $50 million. At June 30, 2021, Dow Silicones estimates that it will be obligated to contribute an additional $160 million after the Settlement Facility balance is exhausted ($160 million at December 31, 2020), of which $111 million ($46 million at December 31, 2020) was included in “Accrued and other current liabilities” and $49 million ($114 million at December 31, 2020) was included in "Other noncurrent obligations" in the consolidated balance sheets.

Indemnifications with Corning
The Company had indemnification assets of $119 million at June 30, 2021 ($115 million at December 31, 2020), which was included in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
As a result of a 2017 damages judgment related to the patent infringement matter, Nova Chemicals Corporation ("Nova") was ordered to pay the Company $645 million Canadian dollars, plus pre- and post-judgment interest, for which the Company received payment of $501 million U.S. dollars in July 2017. In May 2021, the Supreme Court of Canada granted Nova's application for leave and agreed to review the damages judgment. The Company expects a hearing on the appeal in early 2022, with a decision by July 2022. The Company is confident of its chances to continue to defend the entire judgment, particularly the trial and appellate courts' determinations on important factual issues, which will be accorded deferential review on appeal. At June 30, 2021, the Company had $341 million ($341 million at December 31, 2020) included in "Accrued and other current liabilities" in the consolidated balance sheets related to the disputed portion of the damages judgment.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars). In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. In March 2020, the Company received the full refund from the CRA, equivalent to $259 million U.S. dollars. At June 30, 2021, $323 million ($323 million at December 31, 2020) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Dow continues to seek an award of additional damages for the period from 2013 through 2018. The trial court ordered a damages hearing for November 2021 that would resolve the impact of the appellate ruling and quantify Dow's damages for the 2013-2018 period, although Nova may seek to further delay this hearing.

Brazilian Tax Credits
In March 2017, the Federal Supreme Court of Brazil (“Brazil Supreme Court”) ruled in a leading case that a Brazilian value-added tax ("ICMS") should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (the “2017 Decision”). Previously, three of the Company’s Brazilian subsidiaries filed lawsuits challenging the inclusion of ICMS in their calculation of PIS/COFINS, seeking recovery of excess taxes paid. In response to the 2017 Decision, the Brazilian tax authority filed an appeal seeking clarification of the amount of ICMS tax to exclude from the calculation of PIS/COFINS. In May 2021, the Brazil Supreme Court ruled in a leading case related to the amount of ICMS tax to exclude from the calculation of PIS/COFINS, which resolved two of the lawsuits filed by the Company. As a result, in the second quarter of 2021, the Company recorded a pretax gain of $61 million for certain excess PIS/COFINS paid from 2009 to 2019, plus applicable interest, which the Company expects to apply to future required federal tax payments, and the reversal of related liabilities. The pretax gain was recorded in “Cost of sales” in the consolidated statements of income. At June 30, 2021, related tax credits available and expected to be applied to future required federal tax payments totaled $55 million. The Company has not received a final ruling related to its remaining lawsuit.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Jun 30, 2021			Dec 31, 2020
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,314	$231	2023	$251	$2
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $507 million at June 30, 2021. Based on Sadara's current forecasted cash flows, the Company does not expect to be required to perform under the guarantees.

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

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. In the first quarter of 2021, Sadara reached an agreement with its lenders to re-profile Sadara's outstanding project financing debt. In conjunction with the completion of Sadara’s debt re-profiling, TDCC entered into a new guarantee of up to approximately $1.3 billion of Sadara’s debt. The debt re-profiling also includes a grace period until June 2026, during which Sadara is obligated to make interest-only payments which are guaranteed by TDCC in proportion to the Company’s 35 percent ownership interest. The total of an Islamic bond and additional project financing outstanding at Sadara was $9.9 billion at June 30, 2021 and December 31, 2020. As part of the successful re-profiling, TDCC’s prior $220 million letter of credit related to the guarantee of one future Sadara debt service schedule payment was cancelled. As a result of these actions, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021.

In the second quarter of 2021, as a part of Sadara's debt re-profiling activities, Sadara established a new $500 million revolving credit facility guaranteed by Dow, which will be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. Based on Sadara's current forecasted cash flows, the Company does not expect Sadara to draw on the facility.

NOTE 13 - LEASES
For additional information on the Company's leases, see Note 17 to the Consolidated Financial Statements included in the 2020 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2021 and 2020 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Operating lease cost	$118	$120	$239	$240
Finance lease cost
Amortization of right-of-use assets - finance	$19	$13	$34	$26
Interest on lease liabilities - finance	6	6	13	12
Total finance lease cost	$25	$19	$47	$38
Short-term lease cost	71	53	120	107
Variable lease cost	79	48	150	112
Sublease income	(1)	(1)	(3)	(2)
Total lease cost	$292	$239	$553	$495

The following table provides supplemental cash flow information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$245	$240
Operating cash flows for finance leases	$13	$12
Financing cash flows for finance leases	$29	$21

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2021 and December 31, 2020:

Lease Position	Balance Sheet Classification	Jun 30, 2021	Dec 31, 2020
In millions
Right-of-use assets obtained in exchange for lease obligations:
Operating leases		$57	$185
Finance leases		$72	$178
Assets
Operating lease assets	Operating lease right-of-use assets	$1,745	$1,856
Finance lease assets	Property	727	665
Finance lease amortization	Accumulated depreciation	(246)	(216)
Total lease assets		$2,226	$2,305
Liabilities
Current
Operating	Operating lease liabilities - current	$402	$416
Finance	Long-term debt due within one year	67	54
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,419	1,521
Finance	Long-Term Debt	486	464
Total lease liabilities		$2,374	$2,455

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at June 30, 2021 and December 31, 2020 are provided below:

Lease Term and Discount Rate	Jun 30, 2021	Dec 31, 2020
Weighted-average remaining lease term
Operating leases	7.4 years	7.6 years
Finance leases	10.6 years	11.6 years
Weighted-average discount rate
Operating leases	3.77%	3.84%
Finance leases	5.09%	5.41%

The following table provides the maturities of lease liabilities at June 30, 2021:

Maturities of Lease Liabilities	Jun 30, 2021
In millions	Operating Leases	Finance Leases
2021	$247	$47
2022	408	88
2023	330	112
2024	257	57
2025	177	46
2026 and thereafter	716	380
Total future undiscounted lease payments	$2,135	$730
Less: Imputed interest	314	177
Total present value of lease liabilities	$1,821	$553

At June 30, 2021, Dow had additional leases of approximately $38 million, primarily for equipment, which had not yet commenced. These leases are expected to commence in 2021 and 2022, with lease terms of up to 10 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for residual value guarantees at June 30, 2021 and December 31, 2020. The Company had a recorded liability of $19 million related to these residual value guarantees at June 30, 2021 ($22 million at December 31, 2020), as payment of such residual value guarantees was determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Jun 30, 2021			Dec 31, 2020
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2031	$809	$19	2030	$818	$22

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2021 and 2020 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Unrealized Gains (Losses) on Investments
Beginning balance	$55	$(36)	$104	$64
Unrealized gains (losses) on investments	39	122	(15)	4
Tax (expense) benefit	(9)	(27)	2	(2)
Net unrealized gains (losses) on investments	30	95	(13)	2
(Gains) losses reclassified from AOCL to net income [1]	(17)	(25)	(25)	(34)
Tax expense (benefit) [2]	4	6	6	8
Net (gains) losses reclassified from AOCL to net income	(13)	(19)	(19)	(26)
Other comprehensive income (loss), net of tax	17	76	(32)	(24)
Ending balance	$72	$40	$72	$40
Cumulative Translation Adjustment
Beginning balance	$(1,183)	$(1,298)	$(930)	$(1,135)
Gains (losses) on foreign currency translation	67	63	(150)	(98)
Tax (expense) benefit	1	2	(35)	14
Net gains (losses) on foreign currency translation	68	65	(185)	(84)
(Gains) losses reclassified from AOCL to net income [3]	(3)	(2)	(3)	(16)
Other comprehensive income (loss), net of tax	65	63	(188)	(100)
Ending balance	$(1,118)	$(1,235)	$(1,118)	$(1,235)
Pension and Other Postretirement Benefits
Beginning balance	$(8,425)	$(8,639)	$(9,559)	$(8,781)
Gains (losses) arising during the period [4]	—	—	1,268	—
Tax (expense) benefit	—	—	(298)	—
Net gains (losses) arising during the period	—	—	970	—
Amortization and recognition of net loss and prior service credits [5]	194	184	392	369
Tax expense (benefit) [2]	(45)	(43)	(79)	(86)
Net loss and prior service credits reclassified from AOCL to net income	149	141	313	283
Other comprehensive income (loss), net of tax	149	141	1,283	283
Ending balance	$(8,276)	$(8,498)	$(8,276)	$(8,498)
Derivative Instruments
Beginning balance	$(360)	$(556)	$(470)	$(394)
Gains (losses) on derivative instruments	(10)	17	112	(159)
Tax (expense) benefit	8	(2)	(1)	8
Net gains (losses) on derivative instruments	(2)	15	111	(151)
(Gains) losses reclassified from AOCL to net income [6]	9	12	6	19
Tax expense (benefit) [2]	(1)	(3)	(1)	(6)
Net (gains) losses reclassified from AOCL to net income	8	9	5	13
Other comprehensive income (loss), net of tax	6	24	116	(138)
Ending balance	$(354)	$(532)	$(354)	$(532)
Total AOCL ending balance	$(9,676)	$(10,225)	$(9,676)	$(10,225)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Provision for income taxes."
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2021 and 2020:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Balance at beginning of period	$560	$555	$570	$553
Net income attributable to noncontrolling interests	31	8	46	27
Distributions to noncontrolling interests [1]	(12)	(11)	(20)	(12)
Cumulative translation adjustments	1	8	(15)	(8)
Other	—	—	(1)	—
Balance at end of period	$580	$560	$580	$560
1.Distributions to noncontrolling interests are net of $8 million for the three and six months ended June 30, 2021 ($7 million for the three and six months ended June 30, 2020) in dividends paid to a joint venture, which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income.

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

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. On March 4, 2021, the Company elected to contribute $1 billion to its U.S. tax-qualified pension plans and, as a result, increased its estimated global 2021 pension contributions to approximately $1,230 million, of which $1,109 million has been contributed through June 30, 2021.

In connection with the foregoing plan amendments, the Company remeasured its U.S. Plans effective February 28, 2021, which resulted in a pretax actuarial gain of $1,268 million, included in other comprehensive income and inclusive of a $345 million reduction in the projected benefit obligation resulting from the plan amendments, and a pretax curtailment gain of $19 million, recognized in the first quarter of 2021.

The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Defined Benefit Pension Plans
Service cost	$96	$99	$198	$198
Interest cost	150	191	293	383
Expected return on plan assets	(435)	(412)	(857)	(826)
Amortization of prior service credit	(5)	(5)	(10)	(10)
Amortization of net loss	200	192	424	384
Curtailment gain	—	—	(19)	—
Net periodic benefit cost	$6	$65	$29	$129

Other Postretirement Benefit Plans
Service cost	$2	$2	$4	$4
Interest cost	5	10	11	19
Amortization of net gain	(1)	(3)	(3)	(5)
Net periodic benefit cost	$6	$9	$12	$18

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 17 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the 2020 10-K.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan, as amended. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

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

There was minimal grant activity in the second quarter of 2021.

Employee Stock Purchase Plan
The Board unanimously approved the Dow Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which was approved by the Company's stockholders at the 2021 Annual Meeting of Stockholders held on April 15, 2021. Under the 2021 ESPP offering, most employees were eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased is determined using the amount contributed by the employee divided by the plan price. The plan price of the stock is equal to 85 percent of the fair market value (closing price) of the common stock at June 1, 2021 (beginning) or December 3, 2021 (ending) of the offering period, whichever is lower.

In the second quarter of 2021, employees subscribed to the right to purchase approximately 2.0 million shares, under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2021. The shares will be delivered to employees in the fourth quarter of 2021.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 22 to the Consolidated Financial Statements included in the 2020 10-K.

The following table summarizes the fair value of financial instruments at June 30, 2021 and December 31, 2020:

Fair Value of Financial Instruments	Jun 30, 2021				Dec 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$644	$—	$—	$644	$980	$—	$—	$980
Money market funds	728	—	—	728	484	—	—	484
Total cash equivalents	$1,372	$—	$—	$1,372	$1,464	$—	$—	$1,464
Marketable securities [2]	$106	$—	$(1)	$105	$45	$—	$—	$45
Other investments:
Debt securities:
Government debt [3]	$592	$23	$(21)	$594	$673	$35	$(10)	$698
Corporate bonds	934	100	(5)	1,029	822	119	(5)	936
Total debt securities	$1,526	$123	$(26)	$1,623	$1,495	$154	$(15)	$1,634
Equity securities [4]	7	25	—	32	6	34	—	40
Total other investments	$1,533	$148	$(26)	$1,655	$1,501	$188	$(15)	$1,674
Total cash equivalents, marketable securities and other investments	$3,011	$148	$(27)	$3,132	$3,010	$188	$(15)	$3,183
Long-term debt including debt due within one year [5]	$(15,538)	$16	$(3,160)	$(18,682)	$(16,951)	$6	$(3,659)	$(20,604)
Derivatives relating to:
Interest rates [6]	$—	$—	$(186)	$(186)	$—	$41	$(182)	$(141)
Foreign currency	—	17	(64)	(47)	—	69	(84)	(15)
Commodities [6]	—	191	(122)	69	—	63	(84)	(21)
Total derivatives	$—	$208	$(372)	$(164)	$—	$173	$(350)	$(177)
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
5.Cost includes fair value hedge adjustment gains of $45 million at June 30, 2021 and $69 million at December 31, 2020 on $2,500 million of debt at June 30, 2021 and $3,314 million at December 31, 2020.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six months ended June 30, 2021 and 2020:

Investing Results	Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020
Proceeds from sales of available-for-sale securities	$260	$542
Gross realized gains	$31	$51
Gross realized losses	$(6)	$(17)

The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Jun 30, 2021 [1]	Cost	Fair Value
In millions
Within one year	$28	$29
One to five years	465	505
Six to ten years	585	602
After ten years	448	487
Total	$1,526	$1,623
1.Includes marketable securities with maturities of less than one year.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended June 30, 2021. There was $1 million of net unrealized losses recognized in earnings on equity securities for the three months ended June 30, 2021 ($1 million net unrealized gain for the three months ended June 30, 2020). There was $1 million of net unrealized losses recognized in earnings on equity securities for the six months ended June 30, 2021 (no unrealized gain or loss for the six months ended June 30, 2020).

Investments in Equity Securities	Jun 30, 2021	Dec 31, 2020
In millions
Readily determinable fair value	$32	$40
Not readily determinable fair value	$224	$215

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at June 30, 2021 and December 31, 2020 were as follows:

Notional Amounts - Net	Jun 30, 2021	Dec 31, 2020
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$2,855	$612
Foreign currency contracts	$1,785	$3,784
Derivatives not designated as hedging instruments:
Interest rate contracts	$63	$94
Foreign currency contracts	$11,615	$9,187

The notional amounts of the Company's commodity derivatives presented on a net basis at June 30, 2021 and December 31, 2020 were as follows:

Commodity Notionals - Net	Jun 30, 2021	Dec 31, 2020	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	7.5	10.9	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.9	—	million barrels of oil equivalent

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2023
Foreign currency contracts	2022
Commodity contracts	2023

The following tables provide the fair value and balance sheet classification of derivative instruments at June 30, 2021 and December 31, 2020:

Fair Value of Derivative Instruments		Jun 30, 2021
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$177	$(177)	$—
Foreign currency contracts	Other current assets	39	(25)	14
Commodity contracts	Other current assets	409	(274)	135
Commodity contracts	Deferred charges and other assets	84	(42)	42
Total		$709	$(518)	$191
Derivatives not designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$1	$(1)	$—
Foreign currency contracts	Other current assets	19	(16)	3
Commodity contracts	Other current assets	18	(4)	14
Total		$38	$(21)	$17
Total asset derivatives		$747	$(539)	$208

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$235	$(177)	$58
Foreign currency contracts	Accrued and other current liabilities	28	(25)	3
Commodity contracts	Accrued and other current liabilities	376	(296)	80
Commodity contracts	Other noncurrent obligations	61	(46)	15
Total		$700	$(544)	$156
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$129	$(1)	$128
Foreign currency contracts	Accrued and other current liabilities	77	(16)	61
Commodity contracts	Accrued and other current liabilities	31	(4)	27
Total		$237	$(21)	$216
Total liability derivatives		$937	$(565)	$372
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $44 million at June 30, 2021 ($7 million at December 31, 2020). No cash collateral was posted by counterparties with the Company at June 30, 2021 and December 31, 2020.

The following tables summarize the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2021 and 2020:

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three Months Ended		Three Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Derivatives designated as hedging instruments:
Fair value hedges:
Excluded components [3]	$—	$4	$—	$—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	(44)	—	(2)	—	Interest expense and amortization of debt discount
Foreign currency contracts	1	(5)	(4)	5	Cost of sales
Commodity contracts	41	22	(2)	(17)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	3	(6)	—	—
Excluded components [3]	3	5	3	2	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$4	$20	$(5)	$(10)
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(1)	$(1)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(5)	9	Sundry income (expense) - net
Commodity contracts	—	—	(5)	6	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(11)	$14
Total derivatives	$4	$20	$(16)	$4
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Six Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$(25)	$24	Interest expense and amortization of debt discount [3]
Excluded components [4]	2	7	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	(44)	—	(5)	—	Interest expense and amortization of debt discount
Foreign currency contracts	6	3	(12)	9	Cost of sales
Commodity contracts	106	(65)	11	(28)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	13	16	—	—
Excluded components [4]	8	27	4	16	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$91	$(12)	$(27)	$21
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(3)	$(7)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(118)	(10)	Sundry income (expense) - net
Commodity contracts	—	—	(35)	17	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(156)	$—
Total derivatives	$91	$(12)	$(183)	$21
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
4.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax amounts expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Jun 30, 2021
In millions
Cash flow hedges:
Interest rate contracts	$(8)
Commodity contracts	$51
Foreign currency contracts	$(2)
Net foreign investment hedges:
Excluded components	$4

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 23 to the Consolidated Financial Statements included in the 2020 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Jun 30, 2021				Dec 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	$—	$644	$—	$644	$—	$980	$980
Money market funds	—	728	—	728	—	484	484
Marketable securities [2]	—	105	—	105	—	45	45
Equity securities [3]	32	—	—	32	40	—	40
Debt securities: [3]
Government debt [4]	—	594	—	594	—	698	698
Corporate bonds	30	999	—	1,029	28	908	936
Derivatives relating to: [5]
Interest rates	—	178	—	178	—	44	44
Foreign currency	—	58	—	58	—	113	113
Commodities	12	499	—	511	8	173	181
Total assets at fair value	$74	$3,805	$—	$3,879	$76	$3,445	$3,521
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$18,682	$—	$18,682	$—	$20,604	$20,604
Guarantee liability [7]	—	—	230	230	—	—	—
Derivatives relating to: [5]
Interest rates	—	364	—	364	—	185	185
Foreign currency	—	105	—	105	—	128	128
Commodities	27	441	—	468	7	201	208
Total liabilities at fair value	$27	$19,592	$230	$19,849	$7	$21,118	$21,125
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

For equity securities calculated at net asset value per share (or its equivalent), the Company had $119 million in private market securities and $19 million in real estate at June 30, 2021 ($111 million in private market securities and $19 million in real estate at December 31, 2020). There are no redemption restrictions and the unfunded commitments on these investments were $63 million at June 30, 2021 ($63 million at December 31, 2020).

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

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are included in “Net income attributable to noncontrolling interests” in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020:

Assets and Liabilities of Consolidated VIEs	Jun 30, 2021	Dec 31, 2020
In millions
Cash and cash equivalents	$36	$26
Other current assets	39	44
Net property	204	232
Other noncurrent assets	16	17
Total assets [1]	$295	$319
Current liabilities	$57	$73
Long-term debt	5	6
Other noncurrent obligations	16	18
Total liabilities [2]	$78	$97
1.All assets were restricted at June 30, 2021 and December 31, 2020.
2.All liabilities were nonrecourse at June 30, 2021 and December 31, 2020.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2021 and December 31, 2020 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at June 30, 2021 and December 31, 2020, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Jun 30, 2021	Dec 31, 2020
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$110	$107
1.Included in "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 21 – RELATED PARTY TRANSACTIONS
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. The following table summarizes cash dividends TDCC declared and paid to Dow Inc. for the three and six months ended June 30, 2021 and 2020:

Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
In millions
Cash dividends declared and paid	$739	$529	$1,442	$1,172

At June 30, 2021 and December 31, 2020, TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant.

NOTE 22 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income (loss) before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Jun 30, 2021
Net sales	$7,121	$4,215	$2,465	$84	$13,885
Equity in earnings of nonconsolidated affiliates	$130	$144	$—	$4	$278
Dow Inc. Operating EBIT [1]	$2,014	$648	$225	$(59)	$2,828
Three months ended Jun 30, 2020
Net sales	$4,001	$2,417	$1,855	$81	$8,354
Equity in earnings (losses) of nonconsolidated affiliates	$20	$(113)	$2	$(4)	$(95)
Dow Inc. Operating EBIT [1]	$318	$(220)	$27	$(68)	$57
Six months ended Jun 30, 2021
Net sales	$13,203	$7,822	$4,588	$154	$25,767
Equity in earnings of nonconsolidated affiliates	$236	$259	$2	$5	$502
Dow Inc. Operating EBIT [1]	$3,242	$974	$287	$(121)	$4,382
Six months ended Jun 30, 2020
Net sales	$8,610	$5,462	$3,920	$132	$18,124
Equity in earnings (losses) of nonconsolidated affiliates	$25	$(189)	$3	$(23)	$(184)
Dow Inc. Operating EBIT [1]	$898	$(45)	$189	$(142)	$900
1.Operating EBIT for TDCC for the three and six months ended June 30, 2021 and 2020 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided on the following page.

Reconciliation of "Net income (loss)" to Operating EBIT	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net income (loss)	$1,932	$(217)	$2,938	$41
+ Provision for income taxes	524	34	841	172
Income (loss) before income taxes	$2,456	$(183)	$3,779	$213
- Interest income	13	6	21	21
+ Interest expense and amortization of debt discount	187	200	383	415
- Significant items	(198)	(46)	(241)	(293)
Operating EBIT	$2,828	$57	$4,382	$900

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Jun 30, 2021					Six Months Ended Jun 30, 2021
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(48)	$(48)	$—	$—	$—	$(81)	$(81)
Restructuring, implementation costs and asset related charges - net [2]	(8)	(1)	(10)	(24)	(43)	(8)	(1)	(10)	(34)	(53)
Loss on early extinguishment of debt [3]	—	—	—	(102)	(102)	—	—	—	(102)	(102)
Indemnification and other transaction related costs [4]	—	—	—	(5)	(5)	—	—	—	(5)	(5)
Total	$(8)	$(1)	$(10)	$(179)	$(198)	$(8)	$(1)	$(10)	$(222)	$(241)
1.Includes costs associated with implementing the Company's digital acceleration program.
2.Includes Board approved restructuring plans, including costs associated with implementing the Company's 2020 Restructuring Program, and asset related charges, which include other asset impairments. See Note 5 for additional information.
3.The Company redeemed outstanding long-term debt resulting in a loss on early extinguishment. See Note 11 for additional information.
4.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 3 for additional information.

Significant Items by Segment	Three Months Ended Jun 30, 2020					Six Months Ended Jun 30, 2020
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(46)	$(46)	$—	$—	$—	$(111)	$(111)
Restructuring, implementation costs and asset-related charges, net [2]	(6)	—	—	—	(6)	(12)	—	—	(90)	(102)
Litigation related charges, awards and adjustments [3]	6	—	—	—	6	6	—	—	—	6
Loss on early extinguishment of debt [4]	—	—	—	—	—	—	—	—	(86)	(86)
Total	$—	$—	$—	$(46)	$(46)	$(6)	$—	$—	$(287)	$(293)
1.Costs related to business separation activities.
2.Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.
3.Includes a gain associated with a legal matter with Nova. See Note 12 for additional information.
4.The Company redeemed outstanding long-term debt resulting in a loss on early extinguishment. See Note 11 for additional information.

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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation and the term "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of the Company.

STATEMENTS ON COVID-19 and U.S. GULF COAST FREEZE
COVID-19
Additional information regarding actions taken by Dow since the onset of the pandemic can be found in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 10-K").

The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where Dow products are produced and sold. During this public health crisis, the Company is focused on the health and safety of its employees, contractors, customers and suppliers around the world as well as maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues challenge all modes of transportation, the Company’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing, whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize throughout 2021. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

At the time of this filing, approximately half of Dow’s global workforce is working remotely. The Company continues to encourage its workforce to practice safe behaviors both in the workplace and while away from work to help prevent community spread of COVID-19. The Company continues to monitor the ongoing mitigation efforts of each region to appropriately implement its comprehensive Return to Workplace plan. All regions continue to follow on-site workforce restrictions in accordance with government regulations. Certain locations have implemented advanced phases of the Company's Return to Workplace plan and it is expected that more locations will progress to their next phase over the remainder of 2021.

The Company entered 2021 with sequential momentum and is well-positioned for continued profitable growth in the ongoing economic recovery and improving industry cycle. The Company will maintain its disciplined focus on capital allocation priorities as it benefits from an improving cost structure, financial flexibility and a low-cost operating model. Through the ongoing market recovery, Dow has experienced increasing margins as differentiated parts of the portfolio see improved demand and underlying market fundamentals, which has enabled a return to pre‑COVID‑19 sales levels and end-market growth across most businesses.

The Company has continued to maintain a strong financial position and liquidity throughout the economic recession triggered by the COVID-19 pandemic and its ongoing recovery. At June 30, 2021, the Company had cash and committed and available forms of liquidity of $13 billion. The Company also has no substantive long-term debt maturities until the end of 2025.

U.S. Gulf Coast Freeze
In the first quarter of 2021, Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, which resulted in widespread utility and raw material supply disruptions and industry-wide production outages. All Dow ethylene production facilities located on the U.S. Gulf Coast were operational by March 31, 2021, along with all sites. As a result of the winter storm, the product and supply chain impacts across the industry created very tight supply fundamentals and generated pricing momentum for both raw materials and finished goods. The Company remains close to its customers and continues to work diligently to meet demand needs.

OVERVIEW
The following is a summary of the results for the three months ended June 30, 2021:

•The Company reported net sales in the second quarter of 2021 of $13.9 billion, up 66 percent from $8.4 billion in the second quarter of 2020, and up 17 percent from $11.9 billion in the first quarter of 2021, with increases across all operating segments and geographic regions.

•Local price increased 53 percent compared with the same period last year with increases in all operating segments and geographic regions, driven by tight supply and demand fundamentals across key value chains. Local price increased in Packaging & Specialty Plastics (up 70 percent), Industrial Intermediates & Infrastructure (up 53 percent) and Performance Materials & Coatings (up 16 percent). Local price increased 16 percent compared with the first quarter of 2021.

•Volume increased 9 percent compared with the second quarter of 2020 with increases in all operating segments, led by polyurethane and silicones applications on demand recovery from the impact of the pandemic. Volume increased in Packaging & Specialty Plastics (up 4 percent), Industrial Intermediates & Infrastructure (up 15 percent) and Performance Materials & Coatings (up 13 percent).

•Currency had a favorable impact of 4 percent on net sales, driven by Europe, Middle East, Africa and India ("EMEAI") (up 11 percent) and Asia Pacific (up 4 percent).

•Equity in earnings of nonconsolidated affiliates was $278 million in the second quarter of 2021, compared with equity losses of $95 million in the second quarter of 2020, primarily driven by margin expansion in polyurethanes and polyethylene at Sadara Chemical Company ("Sadara") and the Kuwait joint ventures. Equity in earnings of nonconsolidated affiliates was up $54 million compared with the prior quarter, primarily driven by the Thai joint ventures.

•Net income available for Dow Inc. and TDCC common stockholder(s) was $1,901 million and $1,914 million, respectively, in the second quarter of 2021, compared with a net loss of $225 million in the second quarter of 2020. Earnings per share for Dow Inc. was $2.51 per share in the second quarter of 2021, compared with a loss of $0.31 per share in the second quarter of 2020.

•Dow reduced gross debt by $1.1 billion in the second quarter of 2021. The Company's proactive liability management actions to redeem existing notes maturing in 2024 have resulted in no substantive long-term debt maturities due until the end of 2025 and a reduction in annual interest expense by $35 million.

•Cash provided by operating activities - continuing operations was $2.0 billion in the second quarter of 2021, up $422 million versus the same period last year and an increase of $2.2 billion compared with the prior quarter.

•On April 13, 2021, Fitch Ratings ("Fitch") reaffirmed TDCC’s BBB+ and F2 rating, and revised its outlook from negative to stable. The decision was made as part of Fitch’s annual review process.

•On April 15, 2021, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on June 11, 2021, to shareholders of record as of May 28, 2021.

•On June 10, 2021, Standard & Poor's ("S&P") announced a credit rating upgrade for TDCC from BBB- and A-3 to BBB and A-2, maintaining stable outlook. The decision from S&P reflects the expectation for an ongoing macroeconomic recovery, the Company’s supportive financial policies and the strengthening of its operating performance in 2021 relative to 2020.

•Dow Inc. repurchased $200 million of the Company's common stock in the second quarter of 2021.

Selected Financial Data - Dow Inc.	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$13,885	$8,354	$25,767	$18,124

Cost of sales ("COS")	$10,740	$7,610	$20,802	$15,840
Percent of net sales	77.3%	91.1%	80.7%	87.4%

Research and development ("R&D") expenses	$228	$182	$422	$361
Percent of net sales	1.6%	2.2%	1.6%	2.0%

Selling, general and administrative ("SG&A") expenses	$440	$357	$806	$691
Percent of net sales	3.2%	4.3%	3.1%	3.8%

Effective tax rate	21.3%	(18.6)%	22.3%	80.8%

Net income (loss) available for Dow Inc. common stockholders	$1,901	$(225)	$2,892	$14

Selected Financial Data - TDCC	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$13,885	$8,354	$25,767	$18,124

COS	$10,739	$7,608	$20,800	$15,838
Percent of net sales	77.3%	91.1%	80.7%	87.4%

R&D expenses	$228	$182	$422	$361
Percent of net sales	1.6%	2.2%	1.6%	2.0%

SG&A expenses	$440	$356	$806	$690
Percent of net sales	3.2%	4.3%	3.1%	3.8%

Effective tax rate	21.1%	(18.6)%	22.2%	80.8%

Net income (loss) available for The Dow Chemical Company common stockholder	$1,914	$(225)	$2,897	$14

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$13,885	$8,354	$25,767	$18,124

Sales Variances by Operating Segment and Geographic Region
	Three Months Ended Jun 30, 2021				Six Months Ended June 30, 2021
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	70%	4%	4%	78%	46%	3%	4%	53%
Industrial Intermediates & Infrastructure	53	6	15	74	36	4	3	43
Performance Materials & Coatings	16	4	13	33	10	3	4	17
Total	53%	4%	9%	66%	34%	4%	4%	42%
Total, excluding the Hydrocarbons & Energy business	45%	4%	8%	57%	31%	4%	2%	37%
U.S. & Canada	55%	—%	12%	67%	36%	—%	2%	38%
EMEAI	63	11	14	88	38	9	7	54
Asia Pacific	28	4	(4)	28	21	4	3	28
Latin America	70	—	10	80	45	—	2	47
Total	53%	4%	9%	66%	34%	4%	4%	42%

Net sales in the second quarter of 2021 were $13.9 billion, up 66 percent from $8.4 billion in the second quarter of 2020, with local price up 53 percent, volume up 9 percent and a favorable currency impact of 4 percent. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily driven by tight supply and demand fundamentals across key value chains. Local price increased in Packaging & Specialty Plastics (up 70 percent), Industrial Intermediates & Infrastructure (up 53 percent) and Performance Materials & Coatings (up 16 percent). Volume increased in all operating segments and geographic regions, except Asia Pacific, primarily driven by demand recovery in polyurethane and silicones applications from the impact of the pandemic in the year-ago period. Volume increased in Packaging & Specialty Plastics (up 4 percent), Industrial Intermediates & Infrastructure (up 15 percent) and Performance Materials & Coatings (up 13 percent). Currency favorably impacted net sales 4 percent compared with the same period last year, driven by EMEAI (up 11 percent) and Asia Pacific (up 4 percent). Excluding the Hydrocarbons & Energy business, sales increased 57 percent.

Net sales for the first six months of 2021 were $25.8 billion, up 42 percent from $18.1 billion in the same period last year, with local price up 34 percent, volume up 4 percent and a favorable currency impact of 4 percent. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily reflecting price gains due to tight supply and demand fundamentals and the impact of Winter Storm Uri. Local price increased in Packaging & Specialty Plastics (up 46 percent), Industrial Intermediates & Infrastructure (up 36 percent) and Performance Materials & Coatings (up 10 percent). Volume increased in all operating segments and geographic regions. Volume increased in Packaging & Specialty Plastics (up 4 percent), Industrial Intermediates & Infrastructure (up 3 percent) and Performance Materials & Coatings (up 4 percent). Currency favorably impacted net sales 4 percent compared with the same period last year, driven by EMEAI (up 9 percent) and Asia Pacific (up 4 percent). Excluding the Hydrocarbons & Energy business, sales increased 37 percent.

Cost of Sales
COS was $10.7 billion in the second quarter of 2021, up from $7.6 billion in the second quarter of 2020, primarily due to increased sales volume and higher feedstock, energy and other raw material costs. For the first six months of 2021, COS was $20.8 billion, up from $15.8 billion in the first six months of 2020, primarily due to increased sales volume, higher feedstock and energy costs and impacts from Winter Storm Uri, which included higher raw material costs and repair costs. The second quarter of 2021 included $41 million ($70 million for the first six months of 2021) of costs associated with implementing the Company's digital acceleration program (related to Corporate). COS as a percentage of net sales in the second quarter of 2021 was 77.3 percent (91.1 percent in the second quarter of 2020) and 80.7 percent for the first six months of 2021 (87.4 percent for the first six months of 2020).

Research and Development Expenses
R&D expenses totaled $228 million in the second quarter of 2021, compared with $182 million in the second quarter of 2020. R&D expenses for the first six months of 2021 were $422 million, compared with $361 million in the first six months of 2020. R&D expenses for the three and six months ended June 30, 2021 increased primarily due to higher performance-based compensation costs and fringe benefit expenses driven by stock market increases as compared with the same period last year.

Selling, General and Administrative Expenses
Dow Inc.
SG&A expenses totaled $440 million in the second quarter of 2021, compared with $357 million in the second quarter of 2020. For the first six months of 2021, SG&A expenses were $806 million, compared with $691 million in the first six months of 2020. SG&A expenses increased primarily due to higher performance-based compensation costs and fringe benefit expenses driven by stock market increases as compared with the same period last year. The first quarter of 2020 was favorably impacted by the reversal of a bad debt reserve related to an arbitration judgment.

TDCC
SG&A expenses were $440 million in the second quarter of 2021, compared with $356 million in the second quarter of 2020. For the first six months of 2021, SG&A expenses were $806 million, compared with $690 million in the first six months of 2020.

Amortization of Intangibles
Amortization of intangibles was $100 million in the second quarter of 2021 and 2020. In the first six months of 2021, amortization of intangibles was $201 million, compared with $200 million in the first six months of 2020. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
2020 Restructuring Program
On September 29, 2020, Dow Inc.'s Board approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the COVID-19 pandemic. The restructuring program is designed to reduce structural costs and enable the Company to further enhance competitiveness while the COVID-19 economic recovery continues. These actions are expected to be substantially complete by the end of 2021.

In the second quarter of 2021, the Company recorded pretax restructuring charges of $12 million for asset write-downs and write-offs and $10 million for costs associated with exit and disposal activities, impacting Packaging & Specialty Plastics ($8 million), Industrial Intermediates & Infrastructure ($1 million), Performance Materials & Coatings ($10 million) and Corporate ($3 million).

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

Asset Related Charges
The Company recognized pretax impairment charges of $6 million and $12 million for the three and six months ended June 30, 2020, respectively, related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 and divested in 2020 (related to Packaging & Specialty Plastics).

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $46 million in the second quarter of 2020 and $111 million for the first six months of 2020. Integration and business separation activities were completed as of December 31, 2020. Integration and separation costs are related to Corporate.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $278 million in the second quarter of 2021, compared with equity losses of $95 million in the second quarter of 2020, driven by equity earnings at Sadara compared with equity losses in the same period last year, and higher equity earnings at the Kuwait and Thai joint ventures. Equity in earnings of nonconsolidated affiliates was $502 million in the first six months of 2021, compared with equity losses of $184 million in the first six months of 2020, driven by equity earnings at Sadara compared with equity losses in the same period last year, and higher equity earnings at the Kuwait and Thai joint ventures. See Note 9 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, losses on early extinguishment of debt and certain litigation matters.

For the three months ended June 30, 2021, Sundry income (expense) - net was expense of $3 million for Dow Inc. and income of $6 million for TDCC, compared with income of $53 million and $51 million, respectively, for the three months ended June 30, 2020. The second quarter of 2021 included a $102 million loss on the early extinguishment of debt (related to Corporate) and foreign currency exchange losses. These were partially offset by non-operating pension and postretirement benefit plan credits and gains on the sale of assets and investments. In addition, Dow Inc. included a $5 million charge associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva Inc. ("Corteva") as part of the separation and distribution (related to Corporate). The second quarter of 2020 included a $6 million gain related to the Nova Chemicals Corporation ("Nova") ethylene asset matter (related to Packaging & Specialty Plastics), non-operating pension and postretirement benefit plan credits and foreign currency exchange losses.

For the six months ended June 30, 2021, Sundry income (expense) - net was income of $125 million for Dow Inc. and TDCC, compared with expense of $28 million and $31 million, respectively, for the six months ended June 30, 2020. The first six months of 2021 included non-operating pension and postretirement benefit plan credits and gains on the sale of assets and investments, which were partially offset by a $102 million loss on the early extinguishment of debt (related to Corporate) and foreign currency exchange losses. In addition, Dow Inc. included a $5 million charge associated with agreements entered into with DuPont and Corteva as part of the separation and distribution (related to Corporate). The first six months of 2020 included an $86 million loss on the early extinguishment of debt (related to Corporate) and foreign currency exchange losses, which were partially offset by non-operating pension and postretirement benefit plan credits and a $6 million gain related to the Nova ethylene asset matter (related to Packaging & Specialty Plastics). See Notes 6, 11, 16 and 22 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $187 million in the second quarter of 2021, compared with $200 million in the second quarter of 2020. Interest expense and amortization of debt discount was $383 million in the first six months of 2021, compared with $415 million in the first six months of 2020. The decrease in interest expense is primarily due to lower coupon rates and the redemption of debt.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate for the second quarter of 2021 was 21.3 percent and 21.1 percent for Dow Inc. and TDCC, respectively, compared with negative 18.6 percent for the second quarter of 2020. For the first six months of 2021, the effective tax rate was 22.3 percent and 22.2 percent for Dow Inc. and TDCC, respectively, compared with 80.8 percent for the first six months of 2020. The tax rate in the second quarter and for the first six months of 2021 was favorably impacted by geographic mix of earnings and higher equity earnings. The tax rate in the second quarter and for the first six months of 2020 was unfavorably impacted primarily by equity losses and geographic mix of earnings and, to a lesser extent, non-deductible restructuring costs and an increase in tax reserves.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $1,901 million, or $2.51 per share, in the second quarter of 2021, compared with a net loss of $225 million, or $0.31 per share, in the second quarter of 2020. Net income available for Dow Inc. common stockholders was $2,892 million, or $3.83 per share, in the first six months of 2021, compared with $14 million, or $0.01 per share, in the first six months of 2020. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $1,914 million in the second quarter of 2021, compared with a net loss of $225 million in the second quarter of 2020. Net income available for the TDCC common stockholder was $2,897 million in the first six months of 2021, compared with $14 million in the first six months of 2020. TDCC's common shares are owned solely by Dow Inc.

OUTLOOK
Dow's first half performance reflects the Company's agility in responding to increased customer demand despite industry supply disruptions across many value chains. The Company expects earnings momentum from additional improvements in consumer spending, international travel and industrial production. As the economic recovery broadens around the world, Dow is well positioned to continue capturing value due to its differentiated materials science portfolio and participation in fast-growing end-markets.

SEGMENT RESULTS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income (loss) before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

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

The Company is currently responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition began in July 2021 and will be implemented over the next five years.

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$7,121	$4,001	$13,203	$8,610
Operating EBIT	$2,014	$318	$3,242	$898
Equity earnings	$130	$20	$236	$25

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2021	Jun 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	70%	46%
Currency	4	3
Volume	4	4
Total	78%	53%

Packaging & Specialty Plastics net sales were $7,121 million in the second quarter of 2021, up 78 percent from net sales of $4,001 million in the second quarter of 2020, with local price up 70 percent, volume up 4 percent and a favorable currency impact of 4 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by strong supply and demand fundamentals. Local price increased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which increased 107 percent compared with the second quarter of 2020. Local price increased in Packaging and Specialty Plastics driven by strong supply and demand fundamentals, notably in industrial and consumer packaging and flexible food and beverage packaging applications. Volume increased in Hydrocarbons & Energy, primarily in the U.S. & Canada, more than offsetting decreases in Packaging and Specialty Plastics driven by supply constraints from the lingering effects of Winter Storm Uri and planned maintenance turnaround activity.

Operating EBIT was $2,014 million in the second quarter of 2021, up $1,696 million from Operating EBIT of $318 million in the second quarter of 2020. Operating EBIT increased primarily due to integrated margin expansion and increased equity earnings at Sadara and the Kuwait and Thai joint ventures.

Packaging & Specialty Plastics net sales were $13,203 million in the first six months of 2021, up 53 percent from net sales of $8,610 million in the first six months of 2020, with local price up 46 percent, volume up 4 percent and a favorable currency impact of 3 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by strong supply and demand fundamentals. Local price increased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, increased 55 percent compared with the first six months of 2020. Local price increased in Packaging and Specialty Plastics driven by strong supply and demand fundamentals, notably in industrial and consumer packaging and flexible food and beverage packaging applications. Volume increased in Hydrocarbons & Energy, primarily in the U.S. & Canada and EMEAI, more than offsetting decreases in Asia Pacific. Volume was flat in Packaging and Specialty Plastics as increases in the U.S. & Canada and EMEAI were offset by declines in Latin America.

Operating EBIT was $3,242 million in the first six months of 2021, up $2,344 million from Operating EBIT of $898 million in the first six months of 2020. Operating EBIT increased primarily due to integrated margin expansion and increased equity earnings at Sadara and the Kuwait and Thai joint ventures.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
Industrial Intermediates & Infrastructure consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, electronics, surfactants for cleaning and sanitization, infrastructure and oil and gas. The global scale and reach of these businesses, world‑class technology and R&D capabilities and materials science expertise enable the Company to be a premier solutions provider, offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliances, building and construction, adhesives and lubricant applications, among others. This segment also includes a portion of the results of EQUATE, TKOC, Map Ta Phut and Sadara, all joint ventures of the Company.

The Company is currently responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition began in July 2021 and will be implemented over the next five years.

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$4,215	$2,417	$7,822	$5,462
Operating EBIT	$648	$(220)	$974	$(45)
Equity earnings (losses)	$144	$(113)	$259	$(189)

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2021	Jun 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	53%	36%
Currency	6	4
Volume	15	3
Total	74%	43%

Industrial Intermediates & Infrastructure net sales were $4,215 million in the second quarter of 2021, up 74 percent from $2,417 million in the second quarter of 2020, with local price up 53 percent, volume up 15 percent and a favorable currency impact of 6 percent. Local price increased in both businesses and in all geographic regions. Local price increased in Polyurethanes & Construction Chemicals with increases in all end-market applications, driven by tight supply and demand fundamentals. Industrial Solutions local price increased primarily in offerings for coatings, industrial and electronics end-market applications, driven by strong supply and demand fundamentals. Volume in Polyurethanes & Construction Chemicals increased in all geographic regions, except Asia Pacific, primarily due to robust consumer demand in durable goods and appliances and construction end-markets. Volume in Industrial Solutions decreased, driven by volume decreases in EMEAI and Asia Pacific, which were partially offset by volume increases in the U.S. & Canada and Latin America. Volume increases in industrial manufacturing, coatings and infrastructure end-market applications were more than offset by planned maintenance turnaround activity, third-party supply constraints and the lingering effects of Winter Storm Uri. Currency favorably impacted sales in both businesses and in EMEAI and Asia Pacific.

Operating EBIT was $648 million in the second quarter of 2021, up $868 million from an Operating EBIT loss of $220 million in the second quarter of 2020. Operating EBIT increased primarily due to margin expansion from strong supply and demand fundamentals in both businesses and higher equity earnings at Sadara and the Kuwait joint ventures.

Industrial Intermediates & Infrastructure net sales were $7,822 million in the first six months of 2021, up 43 percent from net sales of $5,462 million in the first six months of 2020, driven by an increase in price of 36 percent, a favorable currency impact of 4 percent and volume up 3 percent. Local price increased in both businesses and in all geographic regions. Local price increased in Polyurethanes & Construction Chemicals with increases in all end-market applications, driven by tight supply and demand fundamentals. Industrial Solutions local price increased primarily in offerings for coatings, industrial and electronics end-market applications, driven by strong supply and demand fundamentals and rising energy prices. Currency favorably impacted sales in both businesses and in EMEAI and Asia Pacific. Volume in Polyurethanes & Construction Chemicals increased due to gains in Latin America and EMEAI, partially offset by decreased volume in the U.S. & Canada, and was primarily due to robust consumer demand in durable goods and appliances and industrial and construction end-markets. Volume in Industrial Solutions decreased in all geographic regions, except Latin America, and was largely driven by supply constraints in the U.S. due to Winter Storm Uri as well as planned maintenance turnaround activity.

Operating EBIT was $974 million in the first six months of 2021, up $1,019 million from an Operating EBIT loss of $45 million in the first six months of 2020. Operating EBIT increased primarily due to margin expansion from strong supply and demand fundamentals in both businesses and higher equity earnings at Sadara and the Kuwait joint ventures.

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

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$2,465	$1,855	$4,588	$3,920
Operating EBIT	$225	$27	$287	$189
Equity earnings	$—	$2	$2	$3

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2021	Jun 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	16%	10%
Currency	4	3
Volume	13	4
Total	33%	17%

Performance Materials & Coatings net sales were $2,465 million in the second quarter of 2021, up 33 percent from net sales of $1,855 million in the second quarter of 2020, with local price up 16 percent, volume up 13 percent and a favorable currency impact of 4 percent. Local price increased in both businesses and all geographic regions. Local price increased in Consumer Solutions primarily due to favorable supply and demand fundamentals in siloxanes. Local price increased in Coatings & Performance Monomers primarily in response to higher raw material costs and favorable supply and demand fundamentals. Volume increased in both businesses as a result of demand recovery from the impacts of the pandemic in the year-ago period. Consumer Solutions volume increase was driven by growth in mobility, electronics, and building and infrastructure end-markets. Volume increased in Coatings & Performance Monomers as growth in Asia Pacific and Latin America more than offset volume decreases in the U.S. & Canada and EMEAI as a result of limited supply availability due to lingering raw material and logistical constraints from Winter Storm Uri.

Operating EBIT was $225 million in the second quarter of 2021, up $198 million from Operating EBIT of $27 million in the second quarter of 2020. Operating EBIT increased driven by margin expansion and higher volume, primarily in Consumer Solutions due to strong consumer and industrial demand recovery.

Performance Materials & Coatings net sales were $4,588 million in the first six months of 2021, up 17 percent from net sales of $3,920 million in the first six months of 2020, with local price up 10 percent, volume up 4 percent, and a favorable currency impact of 3 percent. Local price increased in both businesses and all geographic regions. Consumer Solutions local price increased primarily in upstream siloxanes due to favorable supply and demand fundamentals. Local price increased in Coatings & Performance Monomers primarily due to improved supply and demand fundamentals in acrylic monomers and architectural coatings. Volume increases in Asia Pacific, Latin America and EMEAI were partially offset by a decrease in volume in the U.S & Canada due to supply constraints from Winter Storm Uri and planned maintenance turnaround activity. Consumer Solutions volume increased due to higher demand in all regions which was partially offset by lower volumes in upstream siloxanes in Asia Pacific as a result of planned maintenance turnaround activity. Coatings & Performance Monomers volume decreased in the U.S & Canada and EMEAI, which was partially offset by increases in Asia Pacific and Latin America. The favorable currency impact was driven by Asia Pacific and EMEAI.

Operating EBIT was $287 million in the first six months of 2021, up $98 million from Operating EBIT of $189 million in the first six months of 2020. Operating EBIT increased driven by margin expansion and higher volume in Consumer Solutions.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
Net sales	$84	$81	$154	$132
Operating EBIT	$(59)	$(68)	$(121)	$(142)
Equity earnings (losses)	$4	$(4)	$5	$(23)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $84 million in the second quarter of 2021, an increase from net sales of $81 million in the second quarter of 2020. Net sales were $154 million in the first six months of 2021, up from net sales of $132 million in the first six months of 2020.

Operating EBIT was a loss of $59 million in the second quarter of 2021, compared with a loss of $68 million in the second quarter of 2020. Operating EBIT was a loss of $121 million in the first six months of 2021, compared with a loss of $142 million in the first six months of 2020. Operating EBIT improved primarily due to reduced equity losses.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,491 million at June 30, 2021 and $5,104 million at December 31, 2020, of which $1,838 million at June 30, 2021 and $862 million at December 31, 2020 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At June 30, 2021, management believed that sufficient liquidity was available in the U.S. The Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020
In millions
Cash provided by (used for):
Operating activities - continuing operations	$1,793	$2,835	$1,912	$2,842
Operating activities - discontinued operations	(80)	(6)	—	—
Operating activities	1,713	2,829	1,912	2,842
Investing activities	(768)	(534)	(768)	(534)
Financing activities	(2,500)	(879)	(2,699)	(892)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(66)	(12)	(66)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(1,567)	1,350	(1,567)	1,350
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$3,541	$3,730	$3,541	$3,730
Less: Restricted cash and cash equivalents, included in "Other current assets"	50	6	50	6
Cash and cash equivalents at end of period	$3,491	$3,724	$3,491	$3,724

Cash Flows from Operating Activities
In the first six months of 2021, cash provided by operating activities from continuing operations decreased compared with the first six months of 2020. The decrease was primarily due to elective pension contributions, an increase in cash used for working capital requirements, an increase in performance-based compensation payments and the absence of cash receipts related to an advance payment from a customer and the Nova ethylene asset matter. These items were partially offset by an increase in the Company's cash earnings.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
In millions
Current assets	$20,352	$19,084	$20,311	$18,998
Current liabilities	12,308	11,108	12,012	10,574
Net working capital	$8,044	$7,976	$8,299	$8,424
Current ratio	1.65:1	1.72:1	1.69:1	1.80:1

Working Capital Metrics	Three Months Ended
	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020

Days sales outstanding in trade receivables [1]	39	39	50
Days sales in inventory [2]	56	53	72
Days payables outstanding [3]	55	53	68
1.The decrease in days sales outstanding in trade receivables from the same period last year was primarily due to an increase in net sales, which more than offset an increase in average accounts receivables. Days sales outstanding in trade receivables was unchanged from the prior quarter.
2.The decrease in days sales in inventory from the same period last year was primarily due to an increase in COS, which more than offset an increase in average inventory. The increase in days sales in inventory from the prior quarter was primarily due to an increase in average inventory, which more than offset an increase in COS.
3.The decrease in days payables outstanding from the same period last year was primarily due to an increase in COS and an increase in the change in inventory, which more than offset an increase in average accounts payable. The increase in days payables outstanding from the prior quarter was primarily due to an increase in average accounts payable, which more than offset an increase in COS and an increase in the change in inventory.

Cash used for operating activities from discontinued operations in the first six months of 2021 and 2020 primarily related to cash payments and receipts Dow Inc. had with DuPont and Corteva that related to certain agreements and matters related to the separation from DowDuPont. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities in the first six months of 2021 was primarily for capital expenditures, purchases of investments and acquisitions of property and businesses, which were partially offset by proceeds from sales and maturities of investments. Cash used for investing activities in the first six months of 2020 was primarily for capital expenditures, purchases of investments and investments in and loans to nonconsolidated affiliates (related to Sadara), which were partially offset by proceeds from sales and maturities of investments, and included partial monetization of the Company's investment in company-owned life insurance policies.

The Company's capital expenditures were $622 million in the first six months of 2021, compared with $668 million in the first six months of 2020. The Company expects full year capital spending in 2021 to be approximately $1.6 billion. The Company will adjust its spending through the year as economic conditions evolve.

As a result of Sadara's debt re-profiling completed in the first quarter of 2021, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021. In the first six months of 2020, the Company loaned $236 million to Sadara.

Cash Flows from Financing Activities
Cash used for financing activities in the first six months of 2021 included payments on long-term debt, which was partially offset by proceeds from issuance of stock. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock and TDCC included a cash outflow for dividends paid to Dow Inc. Cash used for financing activities in the first six months of 2020 included proceeds from issuance of long-term debt and changes in short-term notes payable, which were partially offset by payments on long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to common stockholders and repurchases of common stock and TDCC included cash outflows for dividends paid to Dow Inc. See Note 11 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

Dow Inc. Non-GAAP Cash Flow Measures
Free Cash Flow
Dow defines free cash flow as "Cash provided by operating activities - continuing operations," less capital expenditures. Under this definition, free cash flow represents the cash generated by Dow from operations after investing in its asset base. Free cash flow, combined with cash balances and other sources of liquidity, represents the cash available to fund obligations and provide returns to shareholders. Free cash flow is an integral financial measure used in the Company's financial planning process.

Operating EBITDA
Dow defines Operating EBITDA as earnings (i.e., "Income before income taxes") before interest, depreciation and amortization, excluding the impact of significant items.

Cash Flow Conversion (Operating EBITDA to Cash Flow From Operations)
Dow defines cash flow conversion (Operating EBITDA to cash flow from operations) as "Cash provided by operating activities - continuing operations," divided by Operating EBITDA. Management believes cash flow conversion is an important financial metric as it helps the Company determine how efficiently it is converting its earnings into cash flow.

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

Reconciliation of Free Cash Flow	Six Months Ended
	Jun 30, 2021	Jun 30, 2020
In millions
Cash provided by operating activities - continuing operations (GAAP)	$1,793	$2,835
Capital expenditures	(622)	(668)
Free cash flow (non-GAAP) [1]	$1,171	$2,167
1.Free cash flow in the first six months of 2021 reflects a $1 billion elective pension contribution.

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Six Months Ended
	Jun 30, 2021	Jun 30, 2020
In millions
Net income (GAAP)	$2,938	$41
+ Provision for income taxes	841	172
Income before income taxes	$3,779	$213
- Interest income	21	21
+ Interest expense and amortization of debt discount	383	415
- Significant items ¹	(241)	(293)
Operating EBIT (non-GAAP)	$4,382	$900
+ Depreciation and amortization	1,462	1,424
Operating EBITDA (non-GAAP)	$5,844	$2,324
Cash provided by operating activities - continuing operations (GAAP)	$1,793	$2,835
Cash flow conversion (Operating EBITDA to cash flow from operations) (non-GAAP) [2]	30.7%	122.0%
1.The six months ended June 30, 2021 includes costs associated with the Company's digital acceleration program, restructuring, implementation costs and asset related charges - net, a loss on early extinguishment of debt, and indemnification and other transaction costs. The six months ended June 30, 2020 includes integration and separation costs, restructuring, implementation costs and asset related charges - net, a loss on early extinguishment of debt and a gain related to a legal matter with Nova. See Note 22 to the Consolidated Financial Statements for additional information.
2.Cash flow conversion in the first six months of 2021 reflects a $1 billion elective pension contribution.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at June 30, 2021. Cash and committed and available forms of liquidity were $13 billion at June 30, 2021. The Company also has no substantive long-term debt maturities until the end of 2025. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at June 30, 2021 and December 31, 2020. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to June 30, 2021, TDCC issued approximately $1.3 billion of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2021, TDCC had total committed and available credit facilities of $8.1 billion. See Note 11 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time. At June 30, 2021, there were no receivables sold under the U.S. and Europe committed accounts receivable facilities. For additional information, see Note 14 to the Consolidated Financial Statements included in the 2020 10-K.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. In the first quarter of 2021, the Company monetized $200 million of its existing COLI policies' surrender value. In the second quarter of 2021, the Company repaid the drawdown against the cash surrender value, which resulted in no monetization of its existing COLI policies' surrender value at June 30, 2021.

Uncommitted Credit Facilities
Dow has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. Dow had no drawdowns outstanding at June 30, 2021.

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At June 30, 2021, net debt as a percent of total capitalization decreased to 42.9 percent and 42.4 percent for Dow Inc. and TDCC, respectively, compared with 47.9 percent and 46.8 percent at December 31, 2020.

Total Debt	Dow Inc.		TDCC
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
In millions
Notes payable	$203	$156	$203	$156
Long-term debt due within one year	445	460	445	460
Long-term debt	15,093	16,491	15,093	16,491
Gross debt	$15,741	$17,107	$15,741	$17,107
- Cash and cash equivalents	3,491	5,104	3,491	5,104
- Marketable securities [1]	105	45	105	45
Net debt	$12,145	$11,958	$12,145	$11,958
Total equity	$16,153	$13,005	$16,523	$13,569
Gross debt as a percent of total capitalization	49.4%	56.8%	48.8%	55.8%
Net debt as a percent of total capitalization	42.9%	47.9%	42.4%	46.8%
1.Included in "Other current assets" in the consolidated balance sheets.

In the second quarter of 2021, the Company redeemed $208 million aggregate principal amount of 3.15 percent notes due May 2024 and $811 million aggregate principal amount of 3.50 percent notes due October 2024.

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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.47 to 1.00 at June 30, 2021. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2021. For information on TDCC's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2021.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2021, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB+	F2	Stable

On April 13, 2021, Fitch Ratings reaffirmed TDCC’s BBB+ and F2 rating, and revised its outlook from negative to stable. The decision was made as part of Fitch’s annual review process.

On June 10, 2021, Standard & Poor's ("S&P") announced a credit rating upgrade for TDCC from BBB- and A-3 to BBB and A-2, maintaining stable outlook. The decision from S&P reflects the expectation for an ongoing macroeconomic recovery, the Company’s supportive financial policies and the strengthening of its operating performance in 2021 relative to 2020.

Dividends
Dow Inc.
On February 11, 2021, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on March 12, 2021, to shareholders of record as of February 26, 2021. On April 15, 2021, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on June 11, 2021, to shareholders of record as of May 28, 2021.

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended June 30, 2021, TDCC declared and paid a dividend to Dow Inc. of $739 million ($1,442 million for the six months ended June 30, 2021). At June 30, 2021, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 21 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company repurchased $200 million of its common stock in the second quarter of 2021 ($200 million in the first six months of 2021). At June 30, 2021, approximately $2.2 billion of the share repurchase program authorization remained available for repurchases. In the second quarter of 2021, the Company resumed the repurchase of shares to cover dilution and will continue to evaluate the repurchase of additional shares as economic conditions develop.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding.

On March 4, 2021, the Company announced changes to the design of its U.S. tax-qualified and non-qualified pension plans (collectively, the "U.S. Plans") and, effective December 31, 2023, the Company will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in the U.S. Plans. Additionally, the Company elected to contribute $1 billion to its U.S. tax-qualified pension plans. As a result, the Company increased its estimated global 2021 pension contributions to approximately $1,230 million, of which $1,109 million has been contributed through June 30, 2021.

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

Restructuring
The actions related to the 2020 Restructuring Program are expected to result in additional cash expenditures of $269 million, primarily through the first quarter of 2022, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, are expected to result in additional cash expenditures of approximately $130 million, primarily through the third quarter of 2022. Restructuring implementation costs totaled $21 million in the second quarter of 2021 ($31 million in the first six months of 2021).

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

Digital Acceleration
In the first quarter of 2021, Dow announced plans to further advance and expand its digitalization efforts to deliver long-term value creation, by accelerating investment in three key areas: expanding digital tools to accelerate materials science innovation; further enhancing the e-commerce buying and fulfillment experience for Dow's customers; and adopting real-time digital manufacturing insights, operational data intelligence and demand sensing to enhance the productivity and reliability of Dow’s operations. The Company expects more than $300 million in incremental annual run rate Operating EBITDA generation by the end of 2025 related to digital acceleration, with an additional one-time $100 million in structural working capital efficiency gains, driven in part by enhanced planning from digital tools. The activities related to digital acceleration are expected to result in additional cash expenditures of approximately $320 million, primarily through the end of 2022. Digital acceleration expenses totaled $48 million in the second quarter of 2021 ($81 million in the first six months of 2021).

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

Contractual Obligations at Jun 30, 2021	Payments Due In
In millions	2021	2022-2023	2024-2025	2026 and beyond	Total
Long-term debt obligations [1]	$291	$533	$694	$14,367	$15,885
Pension and other postretirement benefits	$169	$655	$649	$7,573	$9,046
1.Excludes unamortized debt discount and issuance costs of $347 million. Includes finance lease obligations of $553 million.

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

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos‑containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2021	2020
Claims unresolved at Jan 1	9,126	11,117
Claims filed	2,081	2,194
Claims settled, dismissed or otherwise resolved	(2,184)	(2,488)
Claims unresolved at Jun 30	9,023	10,823
Claimants with claims against both Union Carbide and Amchem	(2,498)	(3,555)
Individual claimants at Jun 30	6,525	7,268

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first six months of 2021. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Environmental Proceedings
On July 5, 2018, the Company received a draft consent decree from the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Justice ("DOJ") and the Louisiana Department of Environmental Quality, relating to the operation of steam-assisted flares at the Company’s olefins manufacturing facilities in Freeport, Texas; Plaquemine, Louisiana; and St. Charles, Louisiana. On June 2, 2020, the EPA and the DOJ added Performance Materials NA, Inc., a wholly owned subsidiary of the Company, as an additional signatory to the existing draft consent decree based on the operation of steam-assisted flares at the Sabine olefins manufacturing facility in Orange, Texas (the "Orange, TX Facility"). Performance Materials NA, Inc. acquired the Orange, TX Facility in February 2019 and became a subsidiary of the Company in April 2019. On June 10, 2021, the consent decree was approved by the U.S. District Court for the Eastern District of Louisiana and became effective. Pursuant to the consent decree, in July 2021 the Company paid a $3 million civil penalty and $424,786 to specified local projects in Louisiana. The consent decree also requires the Company to install and operate additional air pollution control and monitoring technology on these steam-assisted flares at an estimated cost of approximately $300 million, to be completed over the next several years.

On December 18, 2020, Dow and several other parties received a complaint and proposed consent decree from the EPA relating to environmental contamination at the Gulfco Marine Maintenance Superfund Site in Freeport, Texas. The proposed consent decree included a requirement for three defendants to make a collective payment of $1.2 million for the EPA’s past response costs as well as an obligation to conduct certain response actions at the site. On February 23, 2021, the consent decree was approved by the U.S. District Court for the Southern District of Texas and became effective. Pursuant to the consent decree, payment for the EPA's past response costs was made in April 2021.

On May 17, 2021, the Company received a civil complaint from the State of Texas ("State") on behalf of the Texas Commission on Environmental Quality. The complaint, filed in the 250th District Court of Travis County, Texas, alleges environmental violations at the Company's Freeport, Texas, site involving 12 discrete air emissions events. The State is seeking monetary relief of no more than $1 million and injunctive relief to prevent recurrence.

ITEM 1A. RISK FACTORS
Since December 31, 2020, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2021	272,349	$62.79	272,349	$2,358
May 2021	1,678,603	$67.90	1,678,603	$2,244
June 2021	998,423	$69.03	998,423	$2,175
Second quarter 2021	2,949,375	$67.81	2,949,375	$2,175
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

Date: July 23, 2021

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)