Form 10-Q
period 2021-09-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2021-10-22
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Dow Inc. had 739,614,412 shares of common stock, $0.01 par value, outstanding at September 30, 2021. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at September 30, 2021, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2021

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
Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; the continuing global and regional economic impacts of the coronavirus disease 2019 (“COVID-19”) pandemic and other public health-related risks and events on Dow’s business; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to Dow's contemplated capital and operating projects; Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; size of the markets for Dow’s products and services and ability to compete in such markets; failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war; weather events and natural disasters; and disruptions in Dow’s information technology networks and systems.
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$14,837	$9,712	$40,604	$27,836
Cost of sales	11,611	8,371	32,413	24,211
Research and development expenses	210	193	632	554
Selling, general and administrative expenses	403	372	1,209	1,063
Amortization of intangibles	100	100	301	300
Restructuring and asset related charges - net	—	617	22	719
Integration and separation costs	—	63	—	174
Equity in earnings (losses) of nonconsolidated affiliates	249	60	751	(124)
Sundry income (expense) - net	(350)	182	(225)	154
Interest income	14	6	35	27
Interest expense and amortization of debt discount	178	202	561	617
Income before income taxes	2,248	42	6,027	255
Provision for income taxes	542	43	1,383	215
Net income (loss)	1,706	(1)	4,644	40
Net income attributable to noncontrolling interests	23	24	69	51
Net income (loss) available for Dow Inc. common stockholders	$1,683	$(25)	$4,575	$(11)

Per common share data:
Earnings (loss) per common share - basic	$2.25	$(0.04)	$6.11	$(0.02)
Earnings (loss) per common share - diluted	$2.23	$(0.04)	$6.06	$(0.02)

Weighted-average common shares outstanding - basic	744.5	740.5	745.4	740.0
Weighted-average common shares outstanding - diluted	750.0	740.5	750.9	740.0

Depreciation	$517	$526	$1,550	$1,558
Capital expenditures	$413	$287	$1,035	$955
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net income (loss)	$1,706	$(1)	$4,644	$40
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(13)	8	(45)	(16)
Cumulative translation adjustments	(157)	91	(345)	(9)
Pension and other postretirement benefit plans	149	147	1,432	430
Derivative instruments	32	38	148	(100)
Total other comprehensive income	11	284	1,190	305
Comprehensive income	1,717	283	5,834	345
Comprehensive income attributable to noncontrolling interests, net of tax	23	24	69	51
Comprehensive income attributable to Dow Inc.	$1,694	$259	$5,765	$294
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2021: $49; 2020: $26)	$2,911	$5,104
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2021: $59; 2020: $51)	6,844	4,839
Other	2,565	2,551
Inventories	7,111	5,701
Other current assets	962	889
Total current assets	20,393	19,084
Investments
Investment in nonconsolidated affiliates	1,910	1,327
Other investments (investments carried at fair value - 2021: $1,958; 2020: $1,674)	3,053	2,775
Noncurrent receivables	472	465
Total investments	5,435	4,567
Property
Property	56,522	56,325
Less: Accumulated depreciation	36,874	36,086
Net property (variable interest entities restricted - 2021: $187; 2020: $232)	19,648	20,239
Other Assets
Goodwill	8,801	8,908
Other intangible assets (net of accumulated amortization - 2021: $4,747; 2020: $4,428)	2,962	3,352
Operating lease right-of-use assets	1,727	1,856
Deferred income tax assets	1,357	2,215
Deferred charges and other assets	1,426	1,249
Total other assets	16,273	17,580
Total Assets	$61,749	$61,470
Liabilities and Equity
Current Liabilities
Notes payable	$270	$156
Long-term debt due within one year	291	460
Accounts payable:
Trade	4,601	3,763
Other	2,896	2,126
Operating lease liabilities - current	413	416
Income taxes payable	621	397
Accrued and other current liabilities	3,701	3,790
Total current liabilities	12,793	11,108
Long-Term Debt (variable interest entities nonrecourse - 2021: $4; 2020: $6)	14,027	16,491
Other Noncurrent Liabilities
Deferred income tax liabilities	501	405
Pension and other postretirement benefits - noncurrent	8,586	11,648
Asbestos-related liabilities - noncurrent	962	1,013
Operating lease liabilities - noncurrent	1,428	1,521
Other noncurrent obligations	6,424	6,279
Total other noncurrent liabilities	17,901	20,866
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2021: 761,777,581 shares; 2020: 755,993,198 shares)	8	8
Additional paid-in capital	7,988	7,595
Retained earnings	19,357	16,361
Accumulated other comprehensive loss	(9,665)	(10,855)
Unearned ESOP shares	(24)	(49)
Treasury stock at cost (2021: 22,163,169 shares; 2020: 12,803,303 shares)	(1,225)	(625)
Dow Inc.’s stockholders’ equity	16,439	12,435
Noncontrolling interests	589	570
Total equity	17,028	13,005
Total Liabilities and Equity	$61,749	$61,470
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2021	Sep 30, 2020
Operating Activities
Net income	$4,644	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,187	2,148
Provision (credit) for deferred income tax	488	(198)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(519)	515
Net periodic pension benefit cost	34	195
Pension contributions	(1,166)	(188)
Net gain on sales of assets, businesses and investments	(67)	(283)
Restructuring and asset related charges - net	22	719
Other net loss	874	288
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,222)	339
Inventories	(1,502)	587
Accounts payable	1,487	(560)
Other assets and liabilities, net	252	994
Cash provided by operating activities - continuing operations	4,512	4,596
Cash used for operating activities - discontinued operations	(78)	—
Cash provided by operating activities	4,434	4,596
Investing Activities
Capital expenditures	(1,035)	(955)
Investment in gas field developments	(44)	(5)
Purchases of previously leased assets	(5)	(4)
Proceeds from sales of property and businesses, net of cash divested	15	295
Acquisitions of property and businesses, net of cash acquired	(107)	(130)
Investments in and loans to nonconsolidated affiliates	—	(280)
Distributions and loan repayments from nonconsolidated affiliates	11	7
Purchases of investments	(1,004)	(582)
Proceeds from sales and maturities of investments	644	1,009
Other investing activities, net	(10)	29
Cash used for investing activities	(1,535)	(616)
Financing Activities
Changes in short-term notes payable	(44)	(267)
Proceeds from issuance of short-term debt greater than three months	144	163
Payments on short-term debt greater than three months	—	(163)
Proceeds from issuance of long-term debt	95	4,649
Payments on long-term debt	(2,638)	(4,347)
Purchases of treasury stock	(600)	(125)
Proceeds from issuance of stock	212	53
Transaction financing, debt issuance and other costs	(536)	(175)
Employee taxes paid for share-based payment arrangements	(11)	(26)
Distributions to noncontrolling interests	(35)	(19)
Dividends paid to stockholders	(1,561)	(1,552)
Cash used for financing activities	(4,974)	(1,809)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	4
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(2,132)	2,175
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$2,976	$4,555
Less: Restricted cash and cash equivalents, included in "Other current assets"	65	6
Cash and cash equivalents at end of period	$2,911	$4,549
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	7,898	7,431	7,595	7,325
Common stock issued/sold	11	23	211	53
Stock-based compensation and allocation of ESOP shares	79	43	182	119
Balance at end of period	7,988	7,497	7,988	7,497
Retained Earnings
Balance at beginning of period	18,200	16,017	16,361	17,045
Net income (loss) available for Dow Inc. common stockholders	1,683	(25)	4,575	(11)
Dividends to stockholders	(518)	(518)	(1,561)	(1,552)
Other	(8)	(2)	(18)	(10)
Balance at end of period	19,357	15,472	19,357	15,472
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9,676)	(10,225)	(10,855)	(10,246)
Other comprehensive income	11	284	1,190	305
Balance at end of period	(9,665)	(9,941)	(9,665)	(9,941)
Unearned ESOP Shares
Balance at beginning of period	(32)	(69)	(49)	(91)
Allocation of ESOP shares	8	12	25	34
Balance at end of period	(24)	(57)	(24)	(57)
Treasury Stock
Balance at beginning of period	(825)	(625)	(625)	(500)
Treasury stock purchases	(400)	—	(600)	(125)
Balance at end of period	(1,225)	(625)	(1,225)	(625)
Dow Inc.'s stockholders' equity	16,439	12,354	16,439	12,354
Noncontrolling Interests	589	578	589	578
Total Equity	$17,028	$12,932	$17,028	$12,932

Dividends declared per share of common stock	$0.70	$0.70	$2.10	$2.10
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$14,837	$9,712	$40,604	$27,836
Cost of sales	11,610	8,371	32,410	24,209
Research and development expenses	210	193	632	554
Selling, general and administrative expenses	403	372	1,209	1,062
Amortization of intangibles	100	100	301	300
Restructuring and asset related charges - net	—	617	22	719
Integration and separation costs	—	63	—	174
Equity in earnings (losses) of nonconsolidated affiliates	249	60	751	(124)
Sundry income (expense) - net	(356)	181	(231)	150
Interest income	15	7	36	28
Interest expense and amortization of debt discount	178	202	561	617
Income before income taxes	2,244	42	6,025	255
Provision for income taxes	542	43	1,380	215
Net income (loss)	1,702	(1)	4,645	40
Net income attributable to noncontrolling interests	23	24	69	51
Net income (loss) available for The Dow Chemical Company common stockholder	$1,679	$(25)	$4,576	$(11)

Depreciation	$517	$526	$1,550	$1,558
Capital expenditures	$413	$287	$1,035	$955
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net income (loss)	$1,702	$(1)	$4,645	$40
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(13)	8	(45)	(16)
Cumulative translation adjustments	(157)	91	(345)	(9)
Pension and other postretirement benefit plans	149	147	1,432	430
Derivative instruments	32	38	148	(100)
Total other comprehensive income	11	284	1,190	305
Comprehensive income	1,713	283	5,835	345
Comprehensive income attributable to noncontrolling interests, net of tax	23	24	69	51
Comprehensive income attributable to The Dow Chemical Company	$1,690	$259	$5,766	$294
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2021	Dec 31, 2020
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2021: $49; 2020: $26)	$2,911	$5,104
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2021: $59; 2020: $51)	6,844	4,839
Other	2,566	2,553
Inventories	7,111	5,701
Other current assets	927	801
Total current assets	20,359	18,998
Investments
Investment in nonconsolidated affiliates	1,910	1,327
Other investments (investments carried at fair value - 2021: $1,958; 2020: $1,674)	3,053	2,775
Noncurrent receivables	436	426
Total investments	5,399	4,528
Property
Property	56,522	56,325
Less accumulated depreciation	36,874	36,086
Net property (variable interest entities restricted - 2021: $187; 2020: $232)	19,648	20,239
Other Assets
Goodwill	8,801	8,908
Other intangible assets (net of accumulated amortization - 2021: $4,747; 2020: $4,428)	2,962	3,352
Operating lease right-of-use assets	1,727	1,856
Deferred income tax assets	1,357	2,215
Deferred charges and other assets	1,425	1,249
Total other assets	16,272	17,580
Total Assets	$61,678	$61,345
Liabilities and Equity
Current Liabilities
Notes payable	$270	$156
Long-term debt due within one year	291	460
Accounts payable:
Trade	4,601	3,763
Other	2,896	2,126
Operating lease liabilities - current	413	416
Income taxes payable	621	397
Accrued and other current liabilities	3,413	3,256
Total current liabilities	12,505	10,574
Long-Term Debt (variable interest entities nonrecourse - 2021: $4; 2020: $6)	14,027	16,491
Other Noncurrent Liabilities
Deferred income tax liabilities	501	405
Pension and other postretirement benefits - noncurrent	8,586	11,648
Asbestos-related liabilities - noncurrent	962	1,013
Operating lease liabilities - noncurrent	1,428	1,521
Other noncurrent obligations	6,276	6,124
Total other noncurrent liabilities	17,753	20,711
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	7,996	7,603
Retained earnings	18,497	16,300
Accumulated other comprehensive loss	(9,665)	(10,855)
Unearned ESOP shares	(24)	(49)
The Dow Chemical Company’s stockholder's equity	16,804	12,999
Noncontrolling interests	589	570
Total equity	17,393	13,569
Total Liabilities and Equity	$61,678	$61,345
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2021	Sep 30, 2020
Operating Activities
Net income	$4,645	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,187	2,148
Provision (credit) for deferred income tax	488	(198)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(519)	515
Net periodic pension benefit cost	34	195
Pension contributions	(1,166)	(188)
Net gain on sales of assets, businesses and investments	(67)	(283)
Restructuring and asset related charges - net	22	719
Other net loss	878	291
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,222)	339
Inventories	(1,502)	587
Accounts payable	1,487	(560)
Other assets and liabilities, net	369	999
Cash provided by operating activities	4,634	4,604
Investing Activities
Capital expenditures	(1,035)	(955)
Investment in gas field developments	(44)	(5)
Purchases of previously leased assets	(5)	(4)
Proceeds from sales of property and businesses, net of cash divested	15	295
Acquisitions of property and businesses, net of cash acquired	(107)	(130)
Investments in and loans to nonconsolidated affiliates	—	(280)
Distributions and loan repayments from nonconsolidated affiliates	11	7
Purchases of investments	(1,004)	(582)
Proceeds from sales and maturities of investments	644	1,009
Other investing activities, net	(10)	29
Cash used for investing activities	(1,535)	(616)
Financing Activities
Changes in short-term notes payable	(44)	(267)
Proceeds from issuance of short-term debt greater than three months	144	163
Payments on short-term debt greater than three months	—	(163)
Proceeds from issuance of long-term debt	95	4,649
Payments on long-term debt	(2,638)	(4,347)
Proceeds from issuance of stock	212	53
Transaction financing, debt issuance and other costs	(536)	(175)
Employee taxes paid for share-based payment arrangements	(11)	(26)
Distributions to noncontrolling interests	(35)	(19)
Dividends paid to Dow Inc.	(2,361)	(1,685)
Cash used for financing activities	(5,174)	(1,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	4
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(2,132)	2,175
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$2,976	$4,555
Less: Restricted cash and cash equivalents, included in "Other current assets"	65	6
Cash and cash equivalents at end of period	$2,911	$4,549
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	7,906	7,439	7,603	7,333
Issuance of parent company stock - Dow Inc.	11	23	211	53
Stock-based compensation and allocation of ESOP shares	79	43	182	119
Balance at end of period	7,996	7,505	7,996	7,505
Retained Earnings
Balance at beginning of period	17,745	16,147	16,300	17,313
Net income (loss) available for The Dow Chemical Company common stockholder	1,679	(25)	4,576	(11)
Dividends to Dow Inc.	(919)	(513)	(2,361)	(1,685)
Other	(8)	(3)	(18)	(11)
Balance at end of period	18,497	15,606	18,497	15,606
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9,676)	(10,225)	(10,855)	(10,246)
Other comprehensive income	11	284	1,190	305
Balance at end of period	(9,665)	(9,941)	(9,665)	(9,941)
Unearned ESOP Shares
Balance at beginning of period	(32)	(69)	(49)	(91)
Allocation of ESOP shares	8	12	25	34
Balance at end of period	(24)	(57)	(24)	(57)
The Dow Chemical Company's stockholder's equity	16,804	13,113	16,804	13,113
Noncontrolling Interests	589	578	589	578
Total Equity	$17,393	$13,691	$17,393	$13,691
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

Agreements Related to the Separation and Distribution
Dow Inc. entered into certain agreements with DuPont de Nemours, Inc. ("DuPont") and/or Corteva, Inc. ("Corteva"), including the following: Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement (collectively, the "Agreements"). In addition to establishing the terms of Dow Inc.'s separation from DowDuPont, the Agreements provide a framework for Dow’s interaction with DuPont and Corteva after the separation and also provide for the allocation among Dow, DuPont and Corteva of assets, liabilities and obligations attributable to periods prior to, at and after the completion of the separation. The Agreements also contain certain indemnity and/or cross-indemnity provisions that are intended to set forth each party’s respective rights, responsibilities and obligations for matters subject to indemnification. Except in certain instances, the parties’ indemnification obligations are uncapped. Certain indemnification obligations will be subject to reduction by insurance proceeds or other third-party proceeds of the indemnified party that reduces the amount of the loss. In addition, indemnifiable losses will be subject to, in certain cases, “de minimis” threshold amounts and, in certain cases, deductible amounts.

The impacts of indemnifications and other post-separation matters relating to the Agreements were primarily included in the consolidated financial statements of Dow Inc. At September 30, 2021, the Company had assets of $22 million ($77 million at December 31, 2020) included in "Other current assets" and $31 million ($33 million at December 31, 2020) included in "Noncurrent receivables," and liabilities of $207 million ($412 million at December 31, 2020) included in "Accrued and other current liabilities" and $40 million ($46 million at December 31, 2020) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to the Agreements.

In addition, the Company deferred a portion of the cash distribution received from DowDuPont at separation and recorded an associated liability in "Other noncurrent obligations," with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At September 30, 2021, $61 million ($103 million at December 31, 2020) of this liability was recorded in "Accrued and other current liabilities" and $96 million ($96 million at December 31, 2020) was recorded in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc.

NOTE 4 – REVENUE
Revenue Recognition
The majority of Dow's revenue is derived from product sales. Dow's revenue related to product sales was 99 percent for the three months ended September 30, 2021 and 98 percent for the nine months ended September 30, 2021 (99 percent for the three and nine months ended September 30, 2020), with the remaining balance primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of Dow's products to manufacturers and distributors and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Dow enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from Dow’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2021, Dow had unfulfilled performance obligations of $831 million ($977 million at December 31, 2020) related to the licensing of technology. Dow expects revenue to be recognized for the remaining performance obligations over the next six years.

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

Net Trade Sales by Segment and Business	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Hydrocarbons & Energy	$2,251	$1,021	$6,010	$3,027
Packaging and Specialty Plastics	5,485	3,544	14,929	10,148
Packaging & Specialty Plastics	$7,736	$4,565	$20,939	$13,175
Industrial Solutions	$1,377	$931	$3,627	$2,879
Polyurethanes & Construction Chemicals	3,102	2,124	8,670	5,632
Other	2	3	6	9
Industrial Intermediates & Infrastructure	$4,481	$3,058	$12,303	$8,520
Coatings & Performance Monomers	$1,110	$844	$2,975	$2,438
Consumer Solutions	1,416	1,158	4,139	3,484
Performance Materials & Coatings	$2,526	$2,002	$7,114	$5,922
Corporate	$94	$87	$248	$219
Total	$14,837	$9,712	$40,604	$27,836

Net Trade Sales by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
U.S. & Canada	$5,476	$3,391	$14,431	$9,885
EMEAI [1]	5,229	3,272	14,660	9,394
Asia Pacific	2,579	2,073	7,423	5,850
Latin America	1,553	976	4,090	2,707
Total	$14,837	$9,712	$40,604	$27,836
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

Revenue recognized in the first nine months of 2021 from amounts included in contract liabilities at the beginning of the period was approximately $250 million (approximately $110 million in the first nine months of 2020). In the first nine months of 2021, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $5 million (approximately $25 million in the first nine months of 2020).

The following table summarizes the contract assets and liabilities at September 30, 2021 and December 31, 2020:

Contract Assets and Liabilities	Balance Sheet Classification	Sep 30, 2021	Dec 31, 2020
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$6,844	$4,839
Contract assets - current	Other current assets	$52	$58
Contract assets - noncurrent	Deferred charges and other assets	$39	$11
Contract liabilities - current [1]	Accrued and other current liabilities	$207	$349
Contract liabilities - noncurrent	Other noncurrent obligations	$1,910	$1,915
1.The decrease from December 31, 2020 to September 30, 2021 was due to recognition of deferred royalty payments.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income and were $22 million for the nine months ended September 30, 2021 ($617 million and $719 million for the three and nine months ended September 30, 2020, respectively). For additional information on the Company's restructuring programs, see Note 6 to the Consolidated Financial Statements included in the 2020 10-K.

Restructuring Plans
2020 Restructuring Program
On September 29, 2020, the Board of Directors ("Board") of Dow Inc. approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the coronavirus disease 2019 ("COVID-19") pandemic. The restructuring program is designed to reduce structural costs and enable the Company to further enhance competitiveness while the COVID-19 economic recovery continues. This program includes a global workforce cost reduction of approximately 6 percent and actions to rationalize the Company's manufacturing assets, which include asset write-down and write-off charges, related contract termination fees and environmental remediation costs ("2020 Restructuring Program"). These actions are expected to be substantially complete by the end of 2021, except for certain cash payments in 2022.

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$11	$—	$11
Industrial Intermediates & Infrastructure	—	22	—	22
Performance Materials & Coatings	—	117	57	174
Corporate	297	47	24	368
Total restructuring charges	$297	$197	$81	$575
Charges against the reserve	—	(197)	—	(197)
Cash payments	(1)	—	—	(1)
Reserve balance at Sep 30, 2020	$296	$—	$81	$377
Performance Materials & Coatings	$—	$(1)	$4	$3
Corporate	—	—	(5)	(5)
Total restructuring charges	$—	$(1)	$(1)	$(2)
Charges against the reserve	—	1	(5)	(4)
Cash payments	(7)	—	—	(7)
Reserve balance at Dec 31, 2020	$289	$—	$75	$364
Cash payments	(37)	—	(12)	(49)
Reserve balance at Mar 31, 2021	$252	$—	$63	$315
Packaging & Specialty Plastics	$—	$—	$8	$8
Industrial Intermediates & Infrastructure	—	1	—	1
Performance Materials & Coatings	—	8	2	10
Corporate	—	3	—	3
Total restructuring charges	$—	$12	$10	$22
Charges against the reserve	—	(12)	—	(12)
Cash payments	(53)	—	(3)	(56)
Reserve balance at Jun 30, 2021	$199	$—	$70	$269
Cash payments	(55)	—	(2)	(57)
Reserve balance at Sep 30, 2021	$144	$—	$68	$212

At September 30, 2021, $147 million of the reserve balance was included in "Accrued and other current liabilities" ($227 million at December 31, 2020) and $65 million was included in "Other noncurrent obligations" ($137 million at December 31, 2020) in the consolidated balance sheets.

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

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Non-operating pension and other postretirement benefit plan net credits [1]	$86	$26	$247	$81
Foreign exchange losses	(5)	(24)	(21)	(42)
Gain on divestiture of rail infrastructure [2]	—	233	—	233
Loss on early extinguishment of debt [3]	(472)	(63)	(574)	(149)
Loss on divestitures [4]	—	(13)	—	(13)
Gains on sales of other assets and investments	12	2	74	7
Indemnification and other transaction related costs [5]	—	—	(5)	—
Gain related to Nova ethylene asset matter [6]	—	—	—	6
Dow Silicones breast implant liability adjustment [6]	—	—	—	5
Luxi arbitration award [6]	54	—	54	—
Other - net	(25)	21	—	26
Total sundry income (expense) – net	$(350)	$182	$(225)	$154
1.See Note 16 for additional information.
2.Related to a gain on the sale of rail infrastructure in the U.S. & Canada.
3.See Note 11 for additional information.
4.The three and nine months ended September 30, 2020 includes a loss on the divestiture of a bio-ethanol manufacturing facility in Brazil, related to Packaging & Specialty Plastics.
5.See Note 3 for additional information.
6.See Note 12 for additional information.

TDCC Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Non-operating pension and other postretirement benefit plan net credits [1]	$86	$26	$247	$81
Foreign exchange losses	(8)	(22)	(24)	(45)
Gain on divestiture of rail infrastructure [2]	—	233	—	233
Loss on early extinguishment of debt [3]	(472)	(63)	(574)	(149)
Loss on divestitures [4]	—	(13)	—	(13)
Gains on sales of other assets and investments	12	2	74	7
Gain related to Nova ethylene asset matter [5]	—	—	—	6
Dow Silicones breast implant liability adjustment [5]	—	—	—	5
Luxi arbitration award [5]	54	—	54	—
Other - net	(28)	18	(8)	25
Total sundry income (expense) – net	$(356)	$181	$(231)	$150
1.See Note 16 for additional information.
2.Related to a gain on the sale of rail infrastructure in the U.S. & Canada.
3.See Note 11 for additional information.
4.The three and nine months ended September 30, 2020 includes a loss on the divestiture of a bio-ethanol manufacturing facility in Brazil, related to Packaging & Specialty Plastics.
5.See Note 12 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $3,701 million and $3,413 million at September 30, 2021 and $3,790 million and $3,256 million at December 31, 2020, for Dow Inc. and TDCC, respectively. Accrued payroll, which is a component of "Accrued and other current liabilities" and includes liabilities related to payroll, performance-based compensation and severance, was $955 million at September 30, 2021 and $866 million at December 31, 2020. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and nine months ended September 30, 2021 and 2020. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net income (loss)	$1,706	$(1)	$4,644	$40
Net income attributable to noncontrolling interests	23	24	69	51
Net income attributable to participating securities [1]	8	3	23	7
Net income (loss) attributable to common stockholders	$1,675	$(28)	$4,552	$(18)

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Earnings (loss) per common share - basic	$2.25	$(0.04)	$6.11	$(0.02)
Earnings (loss) per common share - diluted	$2.23	$(0.04)	$6.06	$(0.02)

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Weighted-average common shares outstanding - basic	744.5	740.5	745.4	740.0
Plus dilutive effect of equity compensation plans [2]	5.5	—	5.5	—
Weighted-average common shares outstanding - diluted [2]	750.0	740.5	750.9	740.0
Stock options and restricted stock units excluded from EPS calculations [3]	7.2	26.9	5.6	27.1
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.The three and nine months ended September 30, 2020 reflect a loss, and as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
3.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2021	Dec 31, 2020
In millions
Finished goods	$4,233	$3,140
Work in process	1,561	996
Raw materials	867	598
Supplies	875	933
Total	$7,536	$5,667
Adjustment of inventories to a LIFO basis	(425)	34
Total inventories	$7,111	$5,701

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

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates	Sep 30, 2021	Dec 31, 2020
In millions
Investment in nonconsolidated affiliates	$1,910	$1,327
Other noncurrent obligations	—	(169)
Net investment in nonconsolidated affiliates	$1,910	$1,158

Dividends Received from Nonconsolidated Affiliates	Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020
Dividends from nonconsolidated affiliates [1]	$232	$391
1.Included in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows.

At September 30, 2021, the Company had an investment balance in EQUATE Petrochemical Company K.S.C.C. of $18 million included in "Investment in nonconsolidated affiliates" (negative $147 million at December 31, 2020 included in "Other noncurrent obligations") in the consolidated balance sheets.

At September 30, 2021, the Company had an investment balance in Sadara Chemical Company (“Sadara”) of $412 million included in “Investment in nonconsolidated affiliates” (negative $22 million at December 31, 2020 included in “Other noncurrent obligations”) in the consolidated balance sheets. In the first quarter of 2021, the Company entered into a new guarantee in conjunction with Sadara’s debt re-profiling activities. In the second quarter of 2021, as a part of Sadara's debt re-profiling activities, Sadara established a new revolving credit facility guaranteed by Dow, which will be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. The Company does not expect to be required to perform under the guarantee. See Notes 12 and 19 for additional information on the guarantees.

Transactions with Nonconsolidated Affiliates
The Company is currently responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition began in July 2021 and is being implemented over the next five years.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2020	$5,115	$1,100	$2,693	$8,908
Foreign currency impact	(7)	(3)	(97)	(107)
Net goodwill at Sep 30, 2021	$5,108	$1,097	$2,596	$8,801

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Sep 30, 2021			Dec 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,637	$(1,833)	$804	$2,638	$(1,677)	$961
Software	1,494	(1,042)	452	1,489	(989)	500
Trademarks/tradenames	352	(344)	8	352	(343)	9
Customer-related	3,226	(1,528)	1,698	3,301	(1,419)	1,882
Total other intangible assets	$7,709	$(4,747)	$2,962	$7,780	$(4,428)	$3,352

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Other intangible assets, excluding software	$100	$100	$301	$300
Software, included in “Cost of sales”	$22	$24	$67	$72

Total estimated amortization expense for 2021 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2021	$475
2022	$410
2023	$377
2024	$359
2025	$268
2026	$194

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Sep 30, 2021	Dec 31, 2020
In millions
Notes payable to banks and other lenders	$270	$156
Period-end average interest rates	6.38%	3.89%

Long-Term Debt	2021 Average Rate	Sep 30, 2021	2020 Average Rate	Dec 31, 2020
In millions
Promissory notes and debentures:
Final maturity 2021	—%	$—	8.95%	$173
Final maturity 2022	8.64%	121	8.64%	121
Final maturity 2023	7.63%	250	7.63%	250
Final maturity 2024	—%	—	3.43%	1,017
Final maturity 2025	5.63%	333	5.13%	625
Final maturity 2026	3.63%	750	3.63%	750
Final maturity 2027 and thereafter [1]	5.15%	9,364	5.34%	10,138
Other facilities:
Foreign currency notes and loans, various rates and maturities	1.22%	2,889	1.41%	3,189
InterNotes®, varying maturities through 2051	3.40%	382	3.56%	535
Finance lease obligations [2]		542		518
Unamortized debt discount and issuance costs		(313)		(365)
Long-term debt due within one year [3]		(291)		(460)
Long-term debt		$14,027		$16,491
1.Cost includes net fair value hedge adjustment gains of $48 million at September 30, 2021 ($69 million at December 31, 2020). See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2021
In millions
2021	$122
2022	$191
2023	$345
2024	$41
2025	$364
2026	$801

2021 Activity
In the second quarter of 2021, the Company redeemed $208 million aggregate principal amount of 3.15 percent notes due May 2024 and $811 million aggregate principal amount of 3.50 percent notes due October 2024. As a result of the redemptions, the Company recognized a pretax loss of $101 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income (related to Corporate) and included in "Other net loss" in the consolidated statements of cash flows.

In the third quarter of 2021, the Company completed cash tender offers for certain debt securities. In total, $1,042 million aggregate principal amount was tendered and retired. As a result, the Company recognized a pretax loss of $472 million on the early extinguishment of debt, included in "Sundry income (expense) – net" in the consolidated statements of income (related to Corporate) and included in "Other net loss" in the consolidated statements of cash flows. In addition, the Company voluntarily repaid $81 million of long-term debt due within one year.

In the first nine months of 2021, the Company issued an aggregate principal amount of $95 million of InterNotes®, and redeemed an aggregate principal amount of $28 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $213 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss on the early extinguishment of debt for the nine months ended September 30, 2021 of $1 million, included in "Sundry income (expense) - net" in the consolidated statements of income (related to Corporate) and included in "Other net loss" in the consolidated statements of cash flows.

Additionally, in the first nine months of 2021, the Company repaid approximately $173 million of long-term debt at maturity and approximately $14 million of long-term debt was repaid by consolidated variable interest entities.

2020 Activity
In February 2020, the Company issued €2.25 billion aggregate principal amount of notes (“Euro Notes”). The Euro Notes included €1.0 billion aggregate principal amount of 0.50 percent notes due 2027, €750 million aggregate principal amount of 1.125 percent notes due 2032 and €500 million aggregate principal amount of 1.875 percent notes due 2040. The Euro Notes have a weighted average coupon rate of approximately 1.0 percent. With the net proceeds from the issuance of the Euro Notes, Dow Silicones voluntarily repaid $750 million of principal under a certain third party credit agreement. In addition, the Company redeemed $1.25 billion of 3.0 percent notes issued by the Company with maturity in 2022. As a result, the Company recognized a pretax loss of $85 million on the early extinguishment of debt, included in “Sundry income (expense) – net” in the consolidated statements of income (related to Corporate) and included in "Other net loss" in the consolidated statements of cash flows.

In July 2020, the Company's accounts receivable securitization facility in Europe was amended and the terms of the agreement changed from a secured borrowing arrangement to an accounts receivable facility. Under the terms of the new agreement, the Company may sell certain eligible trade accounts receivable, up to €400 million, at any point in time. The Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. There were no receivables sold in the third quarter of 2020. See Note 12 for additional information related to guarantees.

In August 2020, the Company issued $2.0 billion aggregate principal amount of notes. The notes included $850 million aggregate principal amount of 2.1 percent notes due 2030 and $1.15 billion aggregate principal amount of 3.6 percent notes due 2050 (together, the "Notes"). With the net proceeds from the issuance of the Notes, Dow Silicones voluntarily repaid the remaining $1.25 billion outstanding principal balance under the Term Loan Facility. In September 2020, the Company also used $556 million of aggregate proceeds from the Notes to fund cash tender offers for certain of its debt securities and certain debt securities of Union Carbide. In total, $493 million aggregate principal amount was tendered and retired. These actions resulted in a pretax loss of $62 million on the early extinguishment of debt included in "Sundry income (expense) – net" in the consolidated statements of income (related to Corporate) and included in "Other net loss" in the consolidated statements of cash flows.

In the first nine months of 2020, the Company also issued an aggregate principal amount of $167 million of InterNotes®, and redeemed an aggregate principal amount of $166 million at maturity. In addition, the Company voluntarily repaid an aggregate principal amount of $307 million of InterNotes® with various maturities. As a result, the Company recognized a pretax loss on the early extinguishment of debt for the three months ended September 30, 2020 of $1 million ($2 million for the nine months ended September 30, 2020), included in “Sundry income (expense) – net” in the consolidated statements of income (related to Corporate) and included in "Other net loss" in the consolidated statements of cash flows.

Additionally, in the first nine months of 2020, the Company repaid approximately $76 million of long-term debt at maturity and approximately $17 million of long-term debt was repaid by consolidated variable interest entities.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2021
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2021. For additional information on the Company's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
A summary of the Company's commitments and contingent liabilities can be found in Note 16 to the Consolidated Financial Statements included in the 2020 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2021, the Company had accrued obligations of $1,231 million for probable environmental remediation and restoration costs, including $235 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability. At December 31, 2020, the Company had accrued obligations of $1,244 million for probable environmental remediation and restoration costs, including $248 million for the remediation of Superfund sites.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2021 activity, it was determined that no adjustment to the accrual was required at September 30, 2021.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,047 million at September 30, 2021 ($1,098 million at December 31, 2020), and was included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets. At September 30, 2021, approximately 24 percent of the recorded claim liability related to pending claims and approximately 76 percent related to future claims.

Dow Silicones Chapter 11 Related Matters
At September 30, 2021, Dow Silicones and its insurers had made life-to-date payments of $1,762 million to the settlement program administered by an independent claims office (the “Settlement Facility”), created to resolve breast implant and other product liability claims. At September 30, 2021, Dow Silicones estimates that it will be obligated to contribute an additional $160 million to the Settlement Facility ($160 million at December 31, 2020), of which $80 million ($46 million at December 31, 2020) was included in “Accrued and other current liabilities” and $80 million ($114 million at December 31, 2020) was included in "Other noncurrent obligations" in the consolidated balance sheets.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $119 million at September 30, 2021 ($115 million at December 31, 2020), included in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
As a result of a 2017 damages judgment related to the patent infringement matter, Nova Chemicals Corporation ("Nova") was ordered to pay the Company $645 million Canadian dollars, plus pre- and post-judgment interest, for which the Company received payment of $501 million U.S. dollars in July 2017. In May 2021, the Supreme Court of Canada granted Nova's application for leave and agreed to review the damages judgment. The Company expects a hearing on the appeal in early 2022, with a decision by July 2022. The Company is confident of its chances to continue to defend the entire judgment, particularly the trial and appellate courts' determinations on important factual issues, which will be accorded deferential review on appeal. At September 30, 2021, the Company had $341 million ($341 million at December 31, 2020) included in "Accrued and other current liabilities" in the consolidated balance sheets related to the disputed portion of the damages judgment.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars). In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. In March 2020, the Company received the full refund from the CRA, equivalent to $259 million U.S. dollars. At September 30, 2021, $323 million ($323 million at December 31, 2020) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Dow continues to seek an award of additional damages for the period from 2013 through 2018. The trial court ordered a damages hearing for November 2021 that would resolve the impact of the appellate ruling and quantify Dow's damages for the 2013-2018 period, although Nova may seek to further delay this hearing.

Luxi Chemical Group Breach of Contract Matter
In November 2017, an arbitration panel of the Stockholm Chamber of Commerce held that Luxi Chemical Group Co., Ltd. (“Luxi”) based in Shandong Province, China violated a secrecy and non-use agreement related to the Dow and Johnson Matthey Davy Technologies Limited (“JM”) LP OxoSM Process by using Dow and JM protected information in the design, construction, and operation of its butanol and 2-ethylhexanol plants, awarding damages, fees and costs, plus interest, to both Dow and JM. In September 2021, Luxi paid the arbitration award and interest assessment and, as a result, Dow recorded a pretax gain of $54 million, included in “Sundry income (expense) – net” in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

Brazilian Tax Credits
In March 2017, the Federal Supreme Court of Brazil (“Brazil Supreme Court”) ruled in a leading case that a Brazilian value-added tax ("ICMS") should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (the “2017 Decision”). Previously, three of the Company’s Brazilian subsidiaries filed lawsuits challenging the inclusion of ICMS in their calculation of PIS/COFINS, seeking recovery of excess taxes paid. In response to the 2017 Decision, the Brazilian tax authority filed an appeal seeking clarification of the amount of ICMS tax to exclude from the calculation of PIS/COFINS. In May 2021, the Brazil Supreme Court ruled in a leading case related to the amount of ICMS tax to exclude from the calculation of PIS/COFINS, which resolved two of the lawsuits filed by the Company. As a result, in the second quarter of 2021, the Company recorded a pretax gain of $61 million for certain excess PIS/COFINS paid from 2009 to 2019, plus applicable interest, which the Company expects to apply to future required federal tax payments, and the reversal of related liabilities. The pretax gain was recorded in “Cost of sales” in the consolidated statements of income. At September 30, 2021, related tax credits available and expected to be applied to future required federal tax payments totaled $50 million. The Company has not received a final ruling related to its remaining lawsuit.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Sep 30, 2021			Dec 31, 2020
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,312	$225	2023	$251	$2
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $501 million at September 30, 2021. Based on Sadara's current forecasted cash flows, the Company does not expect to be required to perform under the guarantees.

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

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. In the first quarter of 2021, Sadara reached an agreement with its lenders to re-profile Sadara's outstanding project financing debt. In conjunction with the completion of Sadara’s debt re-profiling, TDCC entered into a new guarantee of up to approximately $1.3 billion of Sadara’s debt. The debt re-profiling also includes a grace period until June 2026, during which Sadara is obligated to make interest-only payments which are guaranteed by TDCC in proportion to the Company’s 35 percent ownership interest. The total of an Islamic bond and additional project financing outstanding at Sadara was $9.9 billion at September 30, 2021 and December 31, 2020. As part of the successful re-profiling, TDCC’s prior $220 million letter of credit related to the guarantee of one future Sadara debt service schedule payment was cancelled. As a result of these actions, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021.

In the second quarter of 2021, as a part of Sadara's debt re-profiling activities, Sadara established a new $500 million revolving credit facility guaranteed by Dow, which will be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. Based on Sadara's current forecasted cash flows, the Company does not expect Sadara to draw on the facility.

NOTE 13 - LEASES
For additional information on the Company's leases, see Note 17 to the Consolidated Financial Statements included in the 2020 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2021 and 2020 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Operating lease cost	$123	$122	$362	$362
Finance lease cost
Amortization of right-of-use assets - finance	$19	$16	$53	$42
Interest on lease liabilities - finance	6	7	19	19
Total finance lease cost	$25	$23	$72	$61
Short-term lease cost	57	54	177	161
Variable lease cost	78	45	228	157
Sublease income	(2)	(2)	(5)	(4)
Total lease cost	$281	$242	$834	$737

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$364	$357
Operating cash flows for finance leases	$19	$19
Financing cash flows for finance leases	$48	$34
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$133	$68
Finance leases	$73	$142

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2021 and December 31, 2020:

Lease Position	Balance Sheet Classification	Sep 30, 2021	Dec 31, 2020
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$1,727	$1,856
Finance lease assets	Property	726	665
Finance lease amortization	Accumulated depreciation	(263)	(216)
Total lease assets		$2,190	$2,305
Liabilities
Current
Operating	Operating lease liabilities - current	$413	$416
Finance	Long-term debt due within one year	68	54
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,428	1,521
Finance	Long-Term Debt	474	464
Total lease liabilities		$2,383	$2,455

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at September 30, 2021 and December 31, 2020 are provided below:

Lease Term and Discount Rate	Sep 30, 2021	Dec 31, 2020
Weighted-average remaining lease term
Operating leases	7.2 years	7.6 years
Finance leases	10.3 years	11.6 years
Weighted-average discount rate
Operating leases	3.63%	3.84%
Finance leases	5.04%	5.41%

The following table provides the maturities of lease liabilities at September 30, 2021:

Maturities of Lease Liabilities	Sep 30, 2021
In millions	Operating Leases	Finance Leases
2021	$140	$29
2022	434	89
2023	351	113
2024	273	58
2025	201	47
2026 and thereafter	744	375
Total future undiscounted lease payments	$2,143	$711
Less: Imputed interest	302	169
Total present value of lease liabilities	$1,841	$542

At September 30, 2021, Dow had additional leases of approximately $152 million, primarily for equipment, which had not yet commenced. These leases are expected to commence in 2021 and 2022, with lease terms of up to 20 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for residual value guarantees at September 30, 2021 and December 31, 2020. The Company had a recorded liability of $56 million related to these residual value guarantees at September 30, 2021 ($22 million at December 31, 2020), as payment of such residual value guarantees was determined to be probable. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Sep 30, 2021			Dec 31, 2020
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2031	$805	$56	2030	$818	$22

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2021 and 2020 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Unrealized Gains (Losses) on Investments
Beginning balance	$72	$40	$104	$64
Unrealized gains (losses) on investments	(10)	35	(25)	39
Tax (expense) benefit	3	(8)	5	(10)
Net unrealized gains (losses) on investments	(7)	27	(20)	29
(Gains) losses reclassified from AOCL to net income [1]	(8)	(25)	(33)	(59)
Tax expense (benefit) [2]	2	6	8	14
Net (gains) losses reclassified from AOCL to net income	(6)	(19)	(25)	(45)
Other comprehensive income (loss), net of tax	(13)	8	(45)	(16)
Ending balance	$59	$48	$59	$48
Cumulative Translation Adjustment
Beginning balance	$(1,118)	$(1,235)	$(930)	$(1,135)
Gains (losses) on foreign currency translation	(148)	116	(298)	18
Tax (expense) benefit	(8)	4	(43)	18
Net gains (losses) on foreign currency translation	(156)	120	(341)	36
(Gains) losses reclassified from AOCL to net income [3]	(1)	(29)	(4)	(45)
Other comprehensive income (loss), net of tax	(157)	91	(345)	(9)
Ending balance	$(1,275)	$(1,144)	$(1,275)	$(1,144)
Pension and Other Postretirement Benefits
Beginning balance	$(8,276)	$(8,498)	$(9,559)	$(8,781)
Gains (losses) arising during the period [4]	2	2	1,270	2
Tax (expense) benefit	—	—	(298)	—
Net gains (losses) arising during the period	2	2	972	2
Amortization and recognition of net loss and prior service credits [5]	191	188	583	557
Tax expense (benefit) [2]	(44)	(43)	(123)	(129)
Net loss and prior service credits reclassified from AOCL to net income	147	145	460	428
Other comprehensive income (loss), net of tax	149	147	1,432	430
Ending balance	$(8,127)	$(8,351)	$(8,127)	$(8,351)
Derivative Instruments
Beginning balance	$(354)	$(532)	$(470)	$(394)
Gains (losses) on derivative instruments	55	45	167	(114)
Tax (expense) benefit	(9)	(10)	(10)	(2)
Net gains (losses) on derivative instruments	46	35	157	(116)
(Gains) losses reclassified from AOCL to net income [6]	(16)	5	(10)	24
Tax expense (benefit) [2]	2	(2)	1	(8)
Net (gains) losses reclassified from AOCL to net income	(14)	3	(9)	16
Other comprehensive income (loss), net of tax	32	38	148	(100)
Ending balance	$(322)	$(494)	$(322)	$(494)
Total AOCL ending balance	$(9,665)	$(9,941)	$(9,665)	$(9,941)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Balance at beginning of period	$580	$560	$570	$553
Net income attributable to noncontrolling interests	23	24	69	51
Distributions to noncontrolling interests [1]	(7)	—	(27)	(12)
Deconsolidation of noncontrolling interests [2]	—	(7)	—	(7)
Cumulative translation adjustments	(8)	2	(23)	(6)
Other	1	(1)	—	(1)
Balance at end of period	$589	$578	$589	$578
1.Distributions to noncontrolling interests are net of $8 million for the three and nine months ended September 30, 2021 ($7 million for the three and nine months ended September 30, 2020) in dividends paid to a joint venture, which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income.
2.Related to the divestiture of the Company's interest in a cogeneration facility in Brazil in the third quarter of 2020.

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

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. On March 4, 2021, the Company elected to contribute $1 billion to its U.S. tax-qualified pension plans and, as a result, increased its estimated global 2021 pension contributions to approximately $1,230 million, of which $1,165 million has been contributed through September 30, 2021.

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

The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Defined Benefit Pension Plans
Service cost	$95	$100	$293	$298
Interest cost	151	191	444	574
Expected return on plan assets	(434)	(415)	(1,291)	(1,241)
Amortization of prior service credit	(5)	(4)	(15)	(14)
Amortization of net loss	198	194	622	578
Curtailment gain	—	—	(19)	—
Net periodic benefit cost	$5	$66	$34	$195

Other Postretirement Benefit Plans
Service cost	$2	$2	$6	$6
Interest cost	6	10	17	29
Amortization of net gain	(2)	(2)	(5)	(7)
Net periodic benefit cost	$6	$10	$18	$28

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

There was minimal grant activity in the second and third quarters of 2021.

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

In the second quarter of 2021, employees subscribed to the right to purchase approximately 2.0 million shares under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2021. The shares will be delivered to employees in the fourth quarter of 2021.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 22 to the Consolidated Financial Statements included in the 2020 10-K.

The following table summarizes the fair value of financial instruments at September 30, 2021 and December 31, 2020:

Fair Value of Financial Instruments	Sep 30, 2021				Dec 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$921	$—	$—	$921	$980	$—	$—	$980
Money market funds	498	—	—	498	484	—	—	484
Total cash equivalents	$1,419	$—	$—	$1,419	$1,464	$—	$—	$1,464
Marketable securities [2]	$138	$3	$—	$141	$45	$—	$—	$45
Other investments:
Debt securities:
Government debt [3]	$687	$18	$(24)	$681	$673	$35	$(10)	$698
Corporate bonds	1,172	89	(9)	1,252	822	119	(5)	936
Total debt securities	$1,859	$107	$(33)	$1,933	$1,495	$154	$(15)	$1,634
Equity securities [4]	6	19	—	25	6	34	—	40
Total other investments	$1,865	$126	$(33)	$1,958	$1,501	$188	$(15)	$1,674
Total cash equivalents, marketable securities and other investments	$3,422	$129	$(33)	$3,518	$3,010	$188	$(15)	$3,183
Long-term debt including debt due within one year [5]	$(14,318)	$21	$(2,673)	$(16,970)	$(16,951)	$6	$(3,659)	$(20,604)
Derivatives relating to:
Interest rates [6]	$—	$—	$(166)	$(166)	$—	$41	$(182)	$(141)
Foreign currency	—	53	(82)	(29)	—	69	(84)	(15)
Commodities [6]	—	240	(132)	108	—	63	(84)	(21)
Total derivatives	$—	$293	$(380)	$(87)	$—	$173	$(350)	$(177)
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
5.Cost includes fair value hedge adjustment gains of $48 million at September 30, 2021 and $69 million at December 31, 2020 on $2,279 million of debt at September 30, 2021 and $3,314 million at December 31, 2020.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2021 and 2020:

Investing Results	Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020
Proceeds from sales of available-for-sale securities	$339	$742
Gross realized gains	$41	$84
Gross realized losses	$(8)	$(25)

The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2021 [1]	Cost	Fair Value
In millions
Within one year	$22	$23
One to five years	618	650
Six to ten years	709	720
After ten years	510	540
Total	$1,859	$1,933
1.Includes marketable securities with maturities of less than one year.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended September 30, 2021. There was $6 million of net unrealized losses recognized in earnings on equity securities for the three months ended September 30, 2021 ($1 million net unrealized loss for the three months ended September 30, 2020). There was $7 million of net unrealized losses recognized in earnings on equity securities for the nine months ended September 30, 2021 ($1 million unrealized loss for the nine months ended September 30, 2020).

Investments in Equity Securities	Sep 30, 2021	Dec 31, 2020
In millions
Readily determinable fair value	$25	$40
Not readily determinable fair value	$226	$215

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at September 30, 2021 and December 31, 2020 were as follows:

Notional Amounts - Net	Sep 30, 2021	Dec 31, 2020
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$3,005	$612
Foreign currency contracts	$3,725	$3,784
Derivatives not designated as hedging instruments:
Interest rate contracts	$58	$94
Foreign currency contracts	$13,663	$9,187

The notional amounts of the Company's commodity derivatives presented on a net basis at September 30, 2021 and December 31, 2020 were as follows:

Commodity Notionals - Net	Sep 30, 2021	Dec 31, 2020	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	6.9	10.9	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.1	—	million barrels of oil equivalent

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2023
Foreign currency contracts	2023
Commodity contracts	2023

The following tables provide the fair value and balance sheet classification of derivative instruments at September 30, 2021 and December 31, 2020:

Fair Value of Derivative Instruments		Sep 30, 2021
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$182	$(182)	$—
Foreign currency contracts	Other current assets	32	(18)	14
Foreign currency contracts	Deferred charges and other assets	86	(51)	35
Commodity contracts	Other current assets	448	(253)	195
Commodity contracts	Deferred charges and other assets	68	(32)	36
Total		$816	$(536)	$280
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$20	$(16)	$4
Commodity contracts	Other current assets	29	(20)	9
Commodity contracts	Deferred charges and other assets	2	(2)	—
Total		$51	$(38)	$13
Total asset derivatives		$867	$(574)	$293

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$233	$(182)	$51
Foreign currency contracts	Accrued and other current liabilities	21	(18)	3
Foreign currency contracts	Other noncurrent obligations	51	(51)	—
Commodity contracts	Accrued and other current liabilities	391	(287)	104
Commodity contracts	Other noncurrent obligations	48	(34)	14
Total		$744	$(572)	$172
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$115	$—	$115
Foreign currency contracts	Accrued and other current liabilities	95	(16)	79
Commodity contracts	Accrued and other current liabilities	34	(21)	13
Commodity contracts	Other noncurrent obligations	3	(2)	1
Total		$247	$(39)	$208
Total liability derivatives		$991	$(611)	$380
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $45 million at September 30, 2021 ($7 million at December 31, 2020). No cash collateral was posted by counterparties with the Company at September 30, 2021 and December 31, 2020.

The following tables summarize the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2021 and 2020:

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three Months Ended		Three Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Derivatives designated as hedging instruments:
Fair value hedges:
Excluded components [3]	$—	$3	$—	$—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	5	—	(2)	(1)	Interest expense and amortization of debt discount
Foreign currency contracts	4	(12)	(3)	(1)	Cost of sales
Commodity contracts	37	42	21	(4)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	20	(19)	—	—
Excluded components [3]	12	—	1	2	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$78	$14	$17	$(4)
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(2)	$(3)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(84)	(5)	Sundry income (expense) - net
Commodity contracts	—	—	(12)	(7)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(98)	$(15)
Total derivatives	$78	$14	$(81)	$(19)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Nine Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$(25)	$24	Interest expense and amortization of debt discount [3]
Excluded components [4]	2	10	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	(39)	—	(7)	(1)	Interest expense and amortization of debt discount
Foreign currency contracts	10	(9)	(15)	8	Cost of sales
Commodity contracts	143	(23)	32	(32)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	33	(3)	—	—
Excluded components [4]	20	27	5	18	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$169	$2	$(10)	$17
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(5)	$(10)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(202)	(15)	Sundry income (expense) - net
Commodity contracts	—	—	(47)	10	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(254)	$(15)
Total derivatives	$169	$2	$(264)	$2
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
4.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax amounts expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Sep 30, 2021
In millions
Cash flow hedges:
Interest rate contracts	$(8)
Commodity contracts	$74
Foreign currency contracts	$5
Net foreign investment hedges:
Excluded components	$9

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 23 to the Consolidated Financial Statements included in the 2020 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Sep 30, 2021				Dec 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	$—	$921	$—	$921	$—	$980	$980
Money market funds	—	498	—	498	—	484	484
Marketable securities [2]	—	141	—	141	—	45	45
Equity securities [3]	25	—	—	25	40	—	40
Debt securities: [3]
Government debt [4]	—	681	—	681	—	698	698
Corporate bonds	39	1,213	—	1,252	28	908	936
Derivatives relating to: [5]
Interest rates	—	182	—	182	—	44	44
Foreign currency	—	138	—	138	—	113	113
Commodities	20	527	—	547	8	173	181
Total assets at fair value	$84	$4,301	$—	$4,385	$76	$3,445	$3,521
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$16,970	$—	$16,970	$—	$20,604	$20,604
Guarantee liability [7]	—	—	225	225	—	—	—
Derivatives relating to: [5]
Interest rates	—	348	—	348	—	185	185
Foreign currency	—	167	—	167	—	128	128
Commodities	47	429	—	476	7	201	208
Total liabilities at fair value	$47	$17,914	$225	$18,186	$7	$21,118	$21,125
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

For equity securities calculated at net asset value per share (or its equivalent), the Company had $125 million in private market securities and $22 million in real estate at September 30, 2021 ($111 million in private market securities and $19 million in real estate at December 31, 2020). There are no redemption restrictions and the unfunded commitments on these investments were $89 million at September 30, 2021 ($63 million at December 31, 2020).

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020:

Assets and Liabilities of Consolidated VIEs	Sep 30, 2021	Dec 31, 2020
In millions
Cash and cash equivalents	$49	$26
Other current assets	38	44
Net property	187	232
Other noncurrent assets	15	17
Total assets [1]	$289	$319
Current liabilities	$51	$73
Long-term debt	4	6
Other noncurrent obligations	14	18
Total liabilities [2]	$69	$97
1.All assets were restricted at September 30, 2021 and December 31, 2020.
2.All liabilities were nonrecourse at September 30, 2021 and December 31, 2020.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2021 and December 31, 2020 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at September 30, 2021 and December 31, 2020, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Sep 30, 2021	Dec 31, 2020
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$113	$107
1.Included in "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 21 – RELATED PARTY TRANSACTIONS
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. The following table summarizes cash dividends TDCC declared and paid to Dow Inc. for the three and nine months ended September 30, 2021 and 2020:

TDCC Cash Dividends Declared and Paid	Three Months Ended		Nine Months Ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
In millions
Cash dividends declared and paid	$919	$513	$2,361	$1,685

At September 30, 2021 and December 31, 2020, TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant.

NOTE 22 – SEGMENTS AND GEOGRAPHIC REGIONS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the Company's chief operating decision maker assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Sep 30, 2021
Net sales	$7,736	$4,481	$2,526	$94	$14,837
Equity in earnings of nonconsolidated affiliates	$124	$122	$3	$—	$249
Dow Inc. Operating EBIT [1]	$1,954	$713	$284	$(65)	$2,886
Three months ended Sep 30, 2020
Net sales	$4,565	$3,058	$2,002	$87	$9,712
Equity in earnings (losses) of nonconsolidated affiliates	$71	$(13)	$1	$1	$60
Dow Inc. Operating EBIT [1]	$647	$104	$75	$(65)	$761
Nine months ended Sep 30, 2021
Net sales	$20,939	$12,303	$7,114	$248	$40,604
Equity in earnings of nonconsolidated affiliates	$360	$381	$5	$5	$751
Dow Inc. Operating EBIT [1]	$5,196	$1,687	$571	$(186)	$7,268
Nine months ended Sep 30, 2020
Net sales	$13,175	$8,520	$5,922	$219	$27,836
Equity in earnings (losses) of nonconsolidated affiliates	$96	$(202)	$4	$(22)	$(124)
Dow Inc. Operating EBIT [1]	$1,545	$59	$264	$(207)	$1,661
1.Operating EBIT for TDCC for the three and nine months ended September 30, 2021 and 2020 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income (loss)" to Operating EBIT	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net income (loss)	$1,706	$(1)	$4,644	$40
+ Provision for income taxes	542	43	1,383	215
Income before income taxes	$2,248	$42	$6,027	$255
- Interest income	14	6	35	27
+ Interest expense and amortization of debt discount	178	202	561	617
- Significant items	(474)	(523)	(715)	(816)
Operating EBIT	$2,886	$761	$7,268	$1,661

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Sep 30, 2021					Nine Months Ended Sep 30, 2021
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(40)	$(40)	$—	$—	$—	$(121)	$(121)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	(16)	(16)	(8)	(1)	(10)	(50)	(69)
Loss on early extinguishment of debt [3]	—	—	—	(472)	(472)	—	—	—	(574)	(574)
Litigation related charges, awards and adjustments [4]	—	54	—	—	54	—	54	—	—	54
Indemnification and other transaction related costs [5]	—	—	—	—	—	—	—	—	(5)	(5)
Total	$—	$54	$—	$(528)	$(474)	$(8)	$53	$(10)	$(750)	$(715)
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
4.Related to an arbitration award received from Luxi Chemical Group Co., Ltd. See Note 12 for additional information.
5.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 3 for additional information.

Significant Items by Segment	Three Months Ended Sep 30, 2020					Nine Months Ended Sep 30, 2020
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(63)	$(63)	$—	$—	$—	$(174)	$(174)
Restructuring, implementation costs and asset-related charges, net [2]	(18)	(22)	(189)	(388)	(617)	(30)	(22)	(189)	(478)	(719)
Litigation related charges, awards and adjustments [3]	—	—	—	—	—	6	—	—	—	6
Net gain on divestitures [4]	35	—	—	185	220	35	—	—	185	220
Loss on early extinguishment of debt [5]	—	—	—	(63)	(63)	—	—	—	(149)	(149)
Total	$17	$(22)	$(189)	$(329)	$(523)	$11	$(22)	$(189)	$(616)	$(816)
1.Costs related to business separation activities.
2.Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.
3.Includes a gain associated with a legal matter with Nova. See Note 12 for additional information.
4.Primarily related to a gain on the sale of rail infrastructure in the U.S. & Canada. See Note 6 for additional information.
5.The Company redeemed outstanding long-term debt resulting in a loss on early extinguishment. See Note 11 for additional information.

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

The pandemic caused by coronavirus disease 2019 ("COVID-19") has impacted all geographic regions where Dow products are produced and sold. During this public health crisis, the Company is focused on the health and safety of its employees, contractors, customers and suppliers around the world as well as maintaining safe and reliable operations of its manufacturing sites. Although supply disruptions and related logistical issues challenge all modes of transportation, the Company’s manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing, whether through shutdowns or shortages in labor, raw materials or personal protective equipment. Supply chain and logistical challenges are expected to stabilize in 2022. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences.

At the time of this filing, approximately half of Dow’s global workforce is working remotely. The Company continues to encourage its workforce to practice safe behaviors both in the workplace and while away from work to help prevent community spread of COVID-19. The Company continues to monitor the ongoing mitigation efforts of each region to appropriately implement its comprehensive Return to Workplace plan. All regions continue to follow on-site workforce restrictions in accordance with government regulations. Certain locations have implemented advanced phases of the Company's Return to Workplace plan and it is expected that more locations will progress to their next phase as infection rates subside.

The Company entered 2021 with sequential momentum and is well-positioned for continued profitable growth in the ongoing economic recovery and improving industry cycle. The Company will maintain its disciplined focus on capital allocation priorities as it benefits from an improving cost structure, financial flexibility and a low-cost operating model. Through the ongoing market recovery, Dow has experienced increasing margins as differentiated parts of the portfolio see improved demand and underlying market dynamics, which has enabled a return to pre‑COVID‑19 sales levels and end-market growth across most businesses.

The Company has continued to maintain a strong financial position and liquidity throughout the economic recession triggered by the COVID-19 pandemic and its ongoing recovery. At September 30, 2021, the Company had cash and committed and available forms of liquidity of $12.4 billion. The Company also has no substantive long-term debt maturities due until 2026.

U.S. Gulf Coast Freeze
In the first quarter of 2021, Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, which resulted in widespread utility and raw material supply disruptions and industry-wide production outages. All Dow ethylene production facilities located on the U.S. Gulf Coast were operational by March 31, 2021, along with all sites. As a result of the winter storm, the product and supply chain impacts across the industry created very tight supply dynamics and generated pricing momentum for both raw materials and finished goods. The Company remains close to its customers and continues to work diligently to meet demand needs.

OUTLOOK
Dow continues to see robust end-market demand that is expected to extend into 2022, coupled with near-term logistics constraints and low inventory levels across its value chains. Longer term, Dow is well-positioned to increase earnings, cash flow and returns as it decarbonizes its footprint and achieves its 2030 and 2050 carbon emissions reduction targets. Dow will continue to build on its competitive advantage with growth from higher-margin, sustainability-driven, downstream solutions, and value-accretive investments to replace end-of-life assets with carbon-efficient and higher return production. Dow expects to deliver significant long-term value for shareholders as it continues to apply its balanced capital allocation approach to grow earnings while maintaining its strong operational and financial discipline.

OVERVIEW
The following is a summary of the results for the three months ended September 30, 2021:
•The Company reported net sales in the third quarter of 2021 of $14.8 billion, up 53 percent from $9.7 billion in the third quarter of 2020, and up 7 percent from $13.9 billion in the second quarter of 2021, with increases across all operating segments and geographic regions.
•Local price increased 50 percent compared with the third quarter of 2020 with increases in all operating segments and geographic regions, driven by tight supply and demand dynamics across key value chains. Local price increased in Packaging & Specialty Plastics (up 63 percent), Industrial Intermediates & Infrastructure (up 49 percent) and Performance Materials & Coatings (up 23 percent). Local price increased 5 percent compared with the second quarter of 2021.
•Volume increased 2 percent compared with the third quarter of 2020 with increases in Packaging & Specialty Plastics (up 5 percent) and Performance Materials & Coatings (up 2 percent), partially offset by a decrease in Industrial Intermediates & Infrastructure (down 4 percent). Volume increased 2 percent compared with the second quarter of 2021.
•Currency had a favorable impact of 1 percent on net sales compared with the third quarter of 2020, driven by Europe, Middle East, Africa and India ("EMEAI") (up 2 percent) and Asia Pacific (up 2 percent).
•Equity in earnings of nonconsolidated affiliates was $249 million in the third quarter of 2021, compared with $60 million in the third quarter of 2020, primarily driven by margin expansion at Sadara Chemical Company ("Sadara") and the Kuwait joint ventures.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $1,683 million and $1,679 million, respectively, in the third quarter of 2021, compared with a net loss of $25 million in the third quarter of 2020. Earnings per share for Dow Inc. was $2.23 per share in the third quarter of 2021, compared with a loss of $0.04 per share in the third quarter of 2020.
•Cash provided by operating activities - continuing operations was $2.7 billion in the third quarter of 2021, up $958 million compared with the same period last year and an increase of $698 million compared with the second quarter of 2021.
•Dow reduced gross debt by $1.1 billion in the quarter. The Company's proactive liability management actions to tender existing notes have resulted in no substantive long-term debt maturities due until 2026 and reduced annual interest expense by more than $60 million.
•On August 12, 2021, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on September 10, 2021, to shareholders of record as of August 31, 2021.
•Dow Inc. repurchased $400 million of the Company's common stock in the third quarter of 2021.

In addition to the highlights above, the following events occurred subsequent to the third quarter of 2021:
•On October 6, 2021, Dow Inc. held an Investor Day event where it announced the following: investment plans to deliver more than $3 billion of additional underlying EBITDA growth with a clear path to zero-carbon emissions; the addition of eight new renewable power agreements, reducing emissions by more than 600,000 metric tons of carbon dioxide equivalent per year; a plan to build the world's first net-zero carbon emissions ethylene and derivatives complex; and expansion of global capabilities for circular plastics, with initial products available for customers in 2022.
•On October 14, 2021, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on December 10, 2021, to shareholders of record as of November 30, 2021.

Selected Financial Data - Dow Inc.	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$14,837	$9,712	$40,604	$27,836

Cost of sales ("COS")	$11,611	$8,371	$32,413	$24,211
Percent of net sales	78.3%	86.2%	79.8%	87.0%

Research and development ("R&D") expenses	$210	$193	$632	$554
Percent of net sales	1.4%	2.0%	1.6%	2.0%

Selling, general and administrative ("SG&A") expenses	$403	$372	$1,209	$1,063
Percent of net sales	2.7%	3.8%	3.0%	3.8%

Effective tax rate	24.1%	102.4%	22.9%	84.3%

Net income (loss) available for Dow Inc. common stockholders	$1,683	$(25)	$4,575	$(11)

Selected Financial Data - TDCC	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$14,837	$9,712	$40,604	$27,836

COS	$11,610	$8,371	$32,410	$24,209
Percent of net sales	78.3%	86.2%	79.8%	87.0%

R&D expenses	$210	$193	$632	$554
Percent of net sales	1.4%	2.0%	1.6%	2.0%

SG&A expenses	$403	$372	$1,209	$1,062
Percent of net sales	2.7%	3.8%	3.0%	3.8%

Effective tax rate	24.2%	102.4%	22.9%	84.3%

Net income (loss) available for The Dow Chemical Company common stockholder	$1,679	$(25)	$4,576	$(11)

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$14,837	$9,712	$40,604	$27,836

Sales Variances by Operating Segment and Geographic Region
	Three Months Ended Sep 30, 2021				Nine Months Ended Sep 30, 2021
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	63%	1%	5%	69%	52%	3%	4%	59%
Industrial Intermediates & Infrastructure	49	2	(4)	47	41	3	—	44
Performance Materials & Coatings	23	1	2	26	14	3	3	20
Total	50%	1%	2%	53%	40%	3%	3%	46%
Total, excluding the Hydrocarbons & Energy business	45%	1%	(1)%	45%	36%	3%	—%	39%
U.S. & Canada	56%	—%	5%	61%	44%	—%	2%	46%
EMEAI	55	2	3	60	45	6	5	56
Asia Pacific	28	2	(6)	24	24	3	—	27
Latin America	60	—	(1)	59	51	—	—	51
Total	50%	1%	2%	53%	40%	3%	3%	46%

Net sales in the third quarter of 2021 were $14.8 billion, up 53 percent from $9.7 billion in the third quarter of 2020, with local price up 50 percent, volume up 2 percent and a favorable currency impact of 1 percent. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily driven by tight supply and demand dynamics across key value chains. Local price increased in Packaging & Specialty Plastics (up 63 percent), Industrial Intermediates & Infrastructure (up 49 percent) and Performance Materials & Coatings (up 23 percent). Volume increases in the U.S. & Canada and EMEAI were partially offset by volume decreases in Latin America and Asia Pacific. Volume increased in Packaging & Specialty Plastics (up 5 percent) and Performance Materials & Coatings (up 2 percent) and decreased in Industrial Intermediates & Infrastructure (down 4 percent). Currency favorably impacted net sales 1 percent, driven by EMEAI (up 2 percent) and Asia Pacific (up 2 percent). Excluding the Hydrocarbons & Energy business, sales increased 45 percent.

Net sales for the first nine months of 2021 were $40.6 billion, up 46 percent from $27.8 billion in the same period last year, with local price up 40 percent, volume up 3 percent and a favorable currency impact of 3 percent. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily reflecting price gains due to tight supply and demand dynamics. Local price increased in Packaging & Specialty Plastics (up 52 percent), Industrial Intermediates & Infrastructure (up 41 percent) and Performance Materials & Coatings (up 14 percent). Volume increased in Packaging & Specialty Plastics (up 4 percent) and Performance Materials & Coatings (up 3 percent) and was flat in Industrial Intermediates & Infrastructure. Currency favorably impacted net sales 3 percent, driven by EMEAI (up 6 percent) and Asia Pacific (up 3 percent). Excluding the Hydrocarbons & Energy business, sales increased 39 percent.

Cost of Sales
COS was $11.6 billion in the third quarter of 2021, up from $8.4 billion in the third quarter of 2020, primarily due to increased sales volume and higher feedstock, energy and other raw material costs. For the first nine months of 2021, COS was $32.4 billion, up from $24.2 billion in the first nine months of 2020, primarily due to increased sales volume, higher feedstock and energy costs and impacts from Winter Storm Uri, which included higher raw material costs and repair costs. The third quarter of 2021 included $36 million ($106 million for the first nine months of 2021) of costs associated with implementing the Company's digital acceleration program (related to Corporate). COS as a percentage of net sales in the third quarter of 2021 was 78.3 percent (86.2 percent in the third quarter of 2020) and 79.8 percent for the first nine months of 2021 (87.0 percent for the first nine months of 2020).

Research and Development Expenses
R&D expenses totaled $210 million in the third quarter of 2021, compared with $193 million in the third quarter of 2020. R&D expenses for the first nine months of 2021 were $632 million, compared with $554 million in the first nine months of 2020. R&D expenses increased primarily due to higher performance-based compensation costs, fringe benefit expenses driven by stock market increases compared with the same period last year and increased spending due to the economic recovery from the COVID-19 pandemic.

Selling, General and Administrative Expenses
SG&A expenses totaled $403 million in the third quarter of 2021, compared with $372 million in the third quarter of 2020. For the first nine months of 2021, SG&A expenses were $1,209 million, compared with $1,063 million in the first nine months of 2020. SG&A expenses increased primarily due to higher performance-based compensation costs, fringe benefit expenses driven by stock market increases compared with the same period last year and increased spending due to the economic recovery from the COVID-19 pandemic. The first nine months of 2020 were favorably impacted by the recovery of legal costs related to the Nova Chemicals Corporation ("Nova") ethylene asset matter and the reversal of a bad debt reserve related to an arbitration judgment.

Amortization of Intangibles
Amortization of intangibles was $100 million in the third quarter of 2021 and 2020. In the first nine months of 2021, amortization of intangibles was $301 million, compared with $300 million in the first nine months of 2020. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
2020 Restructuring Program
On September 29, 2020, Dow Inc.'s Board approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the COVID-19 pandemic. The restructuring program is designed to reduce structural costs and enable the Company to further enhance competitiveness while the COVID-19 economic recovery continues. These actions are expected to be substantially complete by the end of 2021, except for certain cash payments in 2022.

For the nine months ended September 30, 2021, the Company recorded pretax restructuring charges of $22 million, consisting of $12 million for asset write-downs and write-offs and $10 million for costs associated with exit and disposal activities, impacting Packaging & Specialty Plastics ($8 million), Industrial Intermediates & Infrastructure ($1 million), Performance Materials & Coatings ($10 million) and Corporate ($3 million). For the three months ended September 30, 2020, the Company recorded pretax restructuring charges of $575 million, consisting of severance and related benefit costs of $297 million, asset write-downs and write-offs of $197 million and costs associated with exit and disposal activities of $81 million, impacting Packaging & Specialty Plastics ($11 million), Industrial Intermediates & Infrastructure ($22 million), Performance Materials & Coatings ($174 million) and Corporate ($368 million).

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

Asset Related Charges
The Company recognized pretax impairment charges of $46 million and $58 million for the three and nine months ended September 30, 2020, respectively. Pretax impairment charges for the three months ended September 30, 2020, included a $15 million charge for the write-down of a non-manufacturing asset and the write-off of a capital project (related to Performance Materials & Coatings) and a $24 million charge associated with the write-down of certain corporate leased equipment (related to Corporate). Pretax impairment charges also included $7 million and $19 million for the three and nine months ended September 30, 2020, respectively, related to capital additions made to a bio-ethanol manufacturing facility in Santa Vitoria, Minas Gerais, Brazil, which was impaired in 2017 and divested in 2020 (related to Packaging & Specialty Plastics).

Integration and Separation Costs
Integration and separation costs, which reflect costs related to business separation activities, were $63 million in the third quarter of 2020 and $174 million for the first nine months of 2020. Integration and business separation activities were completed as of December 31, 2020. Integration and separation costs are related to Corporate.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $249 million in the third quarter of 2021, compared with equity earnings of $60 million in the third quarter of 2020. Equity in earnings of nonconsolidated affiliates was $751 million in the first nine months of 2021, compared with equity losses of $124 million in the first nine months of 2020. The improvement from the prior year was primarily due to equity earnings at Sadara compared with equity losses in the same period last year, and higher equity earnings at the Kuwait and Thai joint ventures. See Note 9 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, losses on early extinguishment of debt and certain litigation matters.

For the three months ended September 30, 2021, Sundry income (expense) - net was expense of $350 million and $356 million for Dow Inc. and TDCC, respectively, compared with income of $182 million and $181 million, respectively, for the three months ended September 30, 2020. The third quarter of 2021 included a $472 million loss on the early extinguishment of debt (related to Corporate and included in "Other net loss" in the consolidated statements of cash flows). This was partially offset by non-operating pension and postretirement benefit plan credits and a $54 million gain related to an arbitration award (related to Industrial Intermediates & Infrastructure). The third quarter of 2020 included a $233 million gain related to the sale of rail infrastructure in the U.S. & Canada (related to Packaging & Specialty Plastics and Corporate) and non-operating pension and postretirement benefit plan credits. These were partially offset by a $63 million loss on the early extinguishment of debt (related to Corporate and included in "Other net loss" in the consolidated statements of cash flows); a $13 million loss related to the divestiture of a bio-ethanol manufacturing facility in Brazil (related to Packaging & Specialty Plastics); and foreign currency exchange losses.

For the nine months ended September 30, 2021, Sundry income (expense) - net was expense of $225 million and $231 million for Dow Inc. and TDCC, respectively, compared with income of $154 million and $150 million, respectively, for the nine months ended September 30, 2020. The first nine months of 2021 included a $574 million loss on the early extinguishment of debt (related to Corporate and included in "Other net loss" in the consolidated statements of cash flows), and foreign currency exchange losses. These were partially offset by non-operating pension and postretirement benefit plan credits, gains on the sale of assets and investments and a $54 million gain related to an arbitration award (related to Industrial Intermediates & Infrastructure). In addition, Dow Inc. included a $5 million charge associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution (related to Corporate). The first nine months of 2020 included a $233 million gain related to the sale of rail infrastructure in the U.S. & Canada (related to Packaging & Specialty Plastics and Corporate), a $6 million gain related to the Nova ethylene asset matter (related to Packaging & Specialty Plastics) and non‑operating pension and postretirement benefit plan credits. These were partially offset by a $149 million loss on the early extinguishment of debt (related to Corporate and included in "Other net loss" in the consolidated statements of cash flows); a $13 million loss related to the divestiture of a bio‑ethanol manufacturing facility in Brazil (related to Packaging & Specialty Plastics); and foreign currency exchange losses. See Notes 6, 11, 16 and 22 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $178 million in the third quarter of 2021, compared with $202 million in the third quarter of 2020. Interest expense and amortization of debt discount was $561 million in the first nine months of 2021, compared with $617 million in the first nine months of 2020. The decrease in interest expense is primarily due to lower coupon rates and the redemption of debt.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate for the third quarter of 2021 was 24.1 percent and 24.2 percent for Dow Inc. and TDCC, respectively, compared with 102.4 percent for the third quarter of 2020. For the first nine months of 2021, the effective tax rate was 22.9 percent compared with 84.3 percent for the first nine months of 2020. The tax rate in the third quarter and for the first nine months of 2021 was favorably impacted by geographic mix of earnings and higher equity earnings. The tax rate in the third quarter and for the first nine months of 2020 was unfavorably impacted primarily by equity losses and geographic mix of earnings, non-deductible restructuring costs and an increase in tax reserves and was favorably impacted by a capital loss resulting from the divestiture of a bio-ethanol manufacturing facility in Brazil.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $1,683 million, or $2.23 per share, in the third quarter of 2021, compared with a net loss of $25 million, or $0.04 per share, in the third quarter of 2020. Net income available for Dow Inc. common stockholders was $4,575 million, or $6.06 per share, in the first nine months of 2021, compared with a net loss of $11 million, or $0.02 per share, in the first nine months of 2020. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $1,679 million in the third quarter of 2021, compared with a net loss of $25 million in the third quarter of 2020. Net income available for the TDCC common stockholder was $4,576 million in the first nine months of 2021, compared with a loss of $11 million in the first nine months of 2020. TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the Company's chief operating decision maker assesses performance and allocates resources. The Company defines Operating EBIT as earnings (i.e., "Income before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

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

The Company is currently responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition began in July 2021 and is being implemented over the next five years.

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$7,736	$4,565	$20,939	$13,175
Operating EBIT	$1,954	$647	$5,196	$1,545
Equity earnings	$124	$71	$360	$96

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2021	Sep 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	63%	52%
Currency	1	3
Volume	5	4
Total	69%	59%

Packaging & Specialty Plastics net sales were $7,736 million in the third quarter of 2021, up 69 percent from net sales of $4,565 million in the third quarter of 2020, with local price up 63 percent, volume up 5 percent and a favorable currency impact of 1 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by tight supply and demand dynamics. Local price increased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which increased 69 percent compared with the third quarter of 2020. Local price increased in Packaging and Specialty Plastics driven by tight supply and demand dynamics in polyethylene, notably in industrial and consumer packaging and flexible food and beverage packaging applications. Volume increased in Hydrocarbons & Energy, primarily in the U.S. & Canada, more than offsetting decreased volume in Packaging and Specialty Plastics driven by weather-related supply constraints.

Operating EBIT was $1,954 million in the third quarter of 2021, up $1,307 million from Operating EBIT of $647 million in the third quarter of 2020. Operating EBIT increased primarily due to integrated margin expansion and increased equity earnings at Sadara and the Thai and Kuwait joint ventures.

Packaging & Specialty Plastics net sales were $20,939 million in the first nine months of 2021, up 59 percent from net sales of $13,175 million in the first nine months of 2020, with local price up 52 percent, volume up 4 percent and a favorable currency impact of 3 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by tight supply and demand dynamics. Local price increased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, increased 60 percent compared with the first nine months of 2020. Local price increased in Packaging and Specialty Plastics driven by favorable supply and demand dynamics in polyethylene, notably in industrial and consumer packaging and flexible food and beverage packaging applications. Volume increased in Hydrocarbons & Energy, primarily in the U.S. & Canada and EMEAI, more than offsetting decreased volume in Asia Pacific. Volume decreased in Packaging and Specialty Plastics, primarily in Latin America and Asia Pacific, more than offsetting increases in the U.S. & Canada and EMEAI as supply constraints continue to lower exports.

Operating EBIT was $5,196 million in the first nine months of 2021, up $3,651 million from Operating EBIT of $1,545 million in the first nine months of 2020. Operating EBIT increased primarily due to integrated margin expansion and increased equity earnings at Sadara and the Thai and Kuwait joint ventures.

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

The Company is currently responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In March 2021, Dow and the Saudi Arabian Oil Company agreed to transition the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership. This transition began in July 2021 and is being implemented over the next five years.

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$4,481	$3,058	$12,303	$8,520
Operating EBIT	$713	$104	$1,687	$59
Equity earnings (losses)	$122	$(13)	$381	$(202)

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2021	Sep 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	49%	41%
Currency	2	3
Volume	(4)	—
Total	47%	44%

Industrial Intermediates & Infrastructure net sales were $4,481 million in the third quarter of 2021, up 47 percent from $3,058 million in the third quarter of 2020, with local price up 49 percent, a favorable currency impact of 2 percent and volume down 4 percent. Local price increased in both businesses and in all geographic regions, driven by strong supply and demand dynamics. Volume decreased in Polyurethanes & Construction Chemicals, with decreases in the U.S. & Canada and Asia Pacific, partially offset by an increase in Latin America, primarily driven by a planned transition of a low-margin co-producer contract. Industrial Solutions volume increased in all geographic regions, except EMEAI, due to strong consumer demand in industrial specialties which more than offset decreased volume in performance intermediates. Currency favorably impacted sales in both businesses driven by Asia Pacific and EMEAI.

Operating EBIT was $713 million in the third quarter of 2021, up $609 million from Operating EBIT of $104 million in the third quarter of 2020. Operating EBIT increased primarily due to margin expansion from strong supply and demand dynamics in both businesses and higher equity earnings at Sadara and the Kuwait joint ventures.

Industrial Intermediates & Infrastructure net sales were $12,303 million in the first nine months of 2021, up 44 percent from net sales of $8,520 million in the first nine months of 2020, driven by an increase in price of 41 percent and a favorable currency impact of 3 percent. Volume was flat. Local price increased in both businesses and in all geographic regions, driven by strong supply and demand dynamics and rising energy prices. Currency favorably impacted sales in both businesses and in EMEAI and Asia Pacific. Volume in Polyurethanes & Construction Chemicals increased due to gains in Latin America and EMEAI, partially offset by decreased volume in the U.S. & Canada and Asia Pacific, and was primarily due to robust consumer demand in polyurethane systems which more than offset a decrease in vinyl chloride monomers mainly due to a planned transition of a low-margin co-producer contract. Volume in Industrial Solutions decreased in all geographic regions, except Latin America, largely driven by supply constraints which more than offset strengthening consumer demand.

Operating EBIT was $1,687 million in the first nine months of 2021, up $1,628 million from Operating EBIT of $59 million in the first nine months of 2020. Operating EBIT increased primarily due to margin expansion from strong supply and demand dynamics in Polyurethanes & Construction Chemicals and higher equity earnings at Sadara and the Kuwait joint ventures.

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

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$2,526	$2,002	$7,114	$5,922
Operating EBIT	$284	$75	$571	$264
Equity earnings	$3	$1	$5	$4

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2021	Sep 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	23%	14%
Currency	1	3
Volume	2	3
Total	26%	20%

Performance Materials & Coatings net sales were $2,526 million in the third quarter of 2021, up 26 percent from net sales of $2,002 million in the third quarter of 2020, with local price up 23 percent, volume up 2 percent and a favorable currency impact of 1 percent. Local price increased in both businesses and all geographic regions. Local price increased in Consumer Solutions primarily due to favorable supply and demand dynamics in siloxanes. Local price increased in Coatings & Performance Monomers primarily in response to higher raw material costs and favorable supply and demand dynamics. Volume increased in Consumer Solutions, which was partially offset by a decrease in Coatings & Performance Monomers. The increase in Consumer Solutions volume was driven by strong demand for downstream silicones. Volume decreased in Coatings & Performance Monomers as an increase in Latin America was more than offset by decreases in Asia Pacific, the U.S. & Canada and EMEAI as a result of supply constraints.

Operating EBIT was $284 million in the third quarter of 2021, up $209 million from Operating EBIT of $75 million in the third quarter of 2020. Operating EBIT increased due to margin expansion and higher volume in Consumer Solutions.

Performance Materials & Coatings net sales were $7,114 million in the first nine months of 2021, up 20 percent from net sales of $5,922 million in the first nine months of 2020, with local price up 14 percent, volume up 3 percent, and a favorable currency impact of 3 percent. Local price increased in both businesses and all geographic regions. Consumer Solutions local price increased primarily in upstream siloxanes due to favorable supply and demand dynamics. Local price increased in Coatings & Performance Monomers primarily due to improved supply and demand dynamics in acrylic monomers and architectural coatings. Volume increases in Asia Pacific, Latin America and EMEAI were partially offset by a decrease in volume in the U.S & Canada. Consumer Solutions volume increased due to higher demand in all regions. Volume decreased in Coatings & Performance Monomers as decreases in the U.S. & Canada and EMEAI were partially offset by increases in Asia Pacific and Latin America, primarily due to supply availability challenges due to weather-related outages and third-party supply and logistics constraints. The favorable currency impact was driven by Asia Pacific and EMEAI.

Operating EBIT was $571 million in the first nine months of 2021, up $307 million from Operating EBIT of $264 million in the first nine months of 2020. Operating EBIT increased due to margin expansion and higher volume in Consumer Solutions.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Net sales	$94	$87	$248	$219
Operating EBIT	$(65)	$(65)	$(186)	$(207)
Equity earnings (losses)	$—	$1	$5	$(22)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $94 million in the third quarter of 2021, an increase from net sales of $87 million in the third quarter of 2020. Net sales were $248 million in the first nine months of 2021, up from net sales of $219 million in the first nine months of 2020.

Operating EBIT was a loss of $65 million in the third quarter of 2021 and 2020. Operating EBIT was a loss of $186 million in the first nine months of 2021, compared with a loss of $207 million in the first nine months of 2020. Operating EBIT improved primarily due to reduced equity losses.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $2,911 million at September 30, 2021 and $5,104 million at December 31, 2020, of which $1,699 million at September 30, 2021 and $862 million at December 31, 2020 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At September 30, 2021, management believed that sufficient liquidity was available in the U.S. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Nine Months Ended		Nine Months Ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
In millions
Cash provided by (used for):
Operating activities - continuing operations	$4,512	$4,596	$4,634	$4,604
Operating activities - discontinued operations	(78)	—	—	—
Operating activities	4,434	4,596	4,634	4,604
Investing activities	(1,535)	(616)	(1,535)	(616)
Financing activities	(4,974)	(1,809)	(5,174)	(1,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	4	(57)	4
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(2,132)	2,175	(2,132)	2,175
Cash, cash equivalents and restricted cash at beginning of period	5,108	2,380	5,108	2,380
Cash, cash equivalents and restricted cash at end of period	$2,976	$4,555	$2,976	$4,555
Less: Restricted cash and cash equivalents, included in "Other current assets"	65	6	65	6
Cash and cash equivalents at end of period	$2,911	$4,549	$2,911	$4,549

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first nine months of 2021 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by elective pension contributions, cash used for working capital requirements and performance-based compensation payments. Cash provided by operating activities from continuing operations in the first nine months of 2020 was primarily driven by the Company's cash earnings, cash receipts related to an advance payment from a customer and the Nova ethylene asset matter, dividends from equity method investments and working capital improvements. These items were partially offset by pension contributions.

Net Working Capital	Dow Inc.		TDCC
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
In millions
Current assets	$20,393	$19,084	$20,359	$18,998
Current liabilities	12,793	11,108	12,505	10,574
Net working capital	$7,600	$7,976	$7,854	$8,424
Current ratio	1.59:1	1.72:1	1.63:1	1.80:1

Working Capital Metrics	Three Months Ended
	Sep 30, 2021	Jun 30, 2021	Sep 30, 2020

Days sales outstanding in trade receivables	41	39	43
Days sales in inventory	56	56	63
Days payables outstanding	58	55	58

Cash used for operating activities from discontinued operations in the first nine months of 2021 primarily related to cash payments and receipts Dow Inc. had with DuPont and Corteva that related to certain agreements and matters related to the separation from DowDuPont. See Note 3 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities in the first nine months of 2021 was primarily for capital expenditures, purchases of investments and acquisitions of property and businesses, which were partially offset by proceeds from sales and maturities of investments. Cash used for investing activities in the first nine months of 2020 was primarily for capital expenditures, purchases of investments, investments in and loans to nonconsolidated affiliates (related to Sadara) and acquisitions of property and businesses, which were partially offset by proceeds from sales and maturities of investments, which included partial monetization of the Company's investment in company-owned life insurance policies, and proceeds from sales of property and businesses.

The Company's capital expenditures were $1,035 million in the first nine months of 2021, compared with $955 million in the first nine months of 2020. The Company expects full year capital spending in 2021 to be approximately $1.6 billion.

As a result of Sadara's debt re-profiling completed in the first quarter of 2021, the Company does not expect to provide any shareholder loans or equity contributions to Sadara in 2021. In the first nine months of 2020, the Company loaned $280 million to Sadara.

Cash Flows from Financing Activities
Cash used for financing activities in the first nine months of 2021 included payments on long-term debt and transaction financing, debt issuance and other costs, which were partially offset by proceeds from issuance of stock and proceeds from issuance of short-term debt greater than three months. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock and TDCC included a cash outflow for dividends paid to Dow Inc. Cash used for financing activities in the first nine months of 2020 included payments on long-term debt, changes in short-term notes payable and transaction financing, debt issuance and other costs, which were partially offset by proceeds from issuance of long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to common stockholders and purchases of treasury stock and TDCC included cash outflows for dividends paid to Dow Inc. See Note 11 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

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

Reconciliation of Free Cash Flow	Nine Months Ended
	Sep 30, 2021	Sep 30, 2020
In millions
Cash provided by operating activities - continuing operations (GAAP)	$4,512	$4,596
Capital expenditures	(1,035)	(955)
Free cash flow (non-GAAP) [1]	$3,477	$3,641
1.Free cash flow in the first nine months of 2021 reflects a $1 billion elective pension contribution.

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Nine Months Ended
	Sep 30, 2021	Sep 30, 2020
In millions
Net income (GAAP)	$4,644	$40
+ Provision for income taxes	1,383	215
Income before income taxes	$6,027	$255
- Interest income	35	27
+ Interest expense and amortization of debt discount	561	617
- Significant items ¹	(715)	(816)
Operating EBIT (non-GAAP)	$7,268	$1,661
+ Depreciation and amortization	2,187	2,148
Operating EBITDA (non-GAAP)	$9,455	$3,809
Cash provided by operating activities - continuing operations (GAAP)	$4,512	$4,596
Cash flow conversion (Operating EBITDA to cash flow from operations) (non-GAAP) [2]	47.7%	120.7%
1.The nine months ended September 30, 2021 includes costs associated with the Company's digital acceleration program; restructuring, implementation costs and asset related charges - net; a loss on early extinguishment of debt; litigation related charges, awards and adjustments; and indemnification and other transaction related costs. The nine months ended September 30, 2020 includes integration and separation costs; restructuring, implementation costs and asset related charges - net; a net gain on divestitures; a loss on early extinguishment of debt; and a gain related to a legal matter with Nova. See Note 22 to the Consolidated Financial Statements for additional information.
2.Cash flow conversion in the first nine months of 2021 reflects a $1 billion elective pension contribution.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at September 30, 2021. Cash and committed and available forms of liquidity were $12.4 billion at September 30, 2021. The Company also has no substantive long-term debt maturities due until 2026. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at September 30, 2021 and December 31, 2020. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to September 30, 2021, TDCC issued approximately $2.4 billion of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At September 30, 2021, TDCC had total committed and available credit facilities of $8.1 billion. See Note 11 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time. At September 30, 2021, there were no receivables sold under the U.S. and Europe committed accounts receivable facilities. For additional information, see Note 14 to the Consolidated Financial Statements included in the 2020 10-K.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. In the first quarter of 2021, the Company monetized $200 million of its existing COLI policies' surrender value. In the second quarter of 2021, the Company repaid the drawdown against the cash surrender value. The Company had no outstanding monetization of its existing COLI policies' surrender value at September 30, 2021.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. The Company had no drawdowns outstanding at September 30, 2021.

Debt
As the Company continues to maintain its strong balance sheet and financial flexibility, management is focused on net debt (a non-GAAP financial measure), as the Company believes this is the best representation of its financial leverage at this point in time. As shown in the following table, net debt is equal to total gross debt minus "Cash and cash equivalents" and "Marketable securities." At September 30, 2021, net debt as a percent of total capitalization decreased to 40.4 percent and 39.9 percent for Dow Inc. and TDCC, respectively, compared with 47.9 percent and 46.8 percent at December 31, 2020.

Total Debt	Dow Inc.		TDCC
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
In millions
Notes payable	$270	$156	$270	$156
Long-term debt due within one year	291	460	291	460
Long-term debt	14,027	16,491	14,027	16,491
Gross debt	$14,588	$17,107	$14,588	$17,107
- Cash and cash equivalents	2,911	5,104	2,911	5,104
- Marketable securities [1]	141	45	141	45
Net debt	$11,536	$11,958	$11,536	$11,958
Total equity	$17,028	$13,005	$17,393	$13,569
Gross debt as a percent of total capitalization	46.1%	56.8%	45.6%	55.8%
Net debt as a percent of total capitalization	40.4%	47.9%	39.9%	46.8%
1.Included in "Other current assets" in the consolidated balance sheets.

In the second quarter of 2021, the Company redeemed $208 million aggregate principal amount of 3.15 percent notes due May 2024 and $811 million aggregate principal amount of 3.50 percent notes due October 2024.

In the third quarter of 2021, the Company completed cash tender offers for certain debt securities. In total, $1,042 million aggregate principal amount was tendered and retired. In addition, the Company voluntarily repaid $81 million of long-term debt due within one year.

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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.44 to 1.00 at September 30, 2021. Management believes TDCC was in compliance with all of its covenants and default provisions at September 30, 2021. For information on TDCC's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2020 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first nine months of 2021.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At September 30, 2021, TDCC's credit ratings were as follows:

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

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Board. The dividends declared by the Board align to the Company's strategy announced in 2018 of returning approximately 45 percent of operating net income1 to the shareholders through the dividend and total shareholder remuneration of approximately 65 percent, when including share repurchases, over the economic cycle. The following table summarizes cash dividends declared by the Board and paid to common stockholders of record by Dow Inc. in 2021.

Dow Inc. Cash Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 11, 2021	February 26, 2021	March 12, 2021	$0.70
April 15, 2021	May 28, 2021	June 11, 2021	$0.70
August 12, 2021	August 31, 2021	September 10, 2021	$0.70
October 14, 2021	November 30, 2021	December 10, 2021	$0.70

1.Operating net income is a non-GAAP measure that Dow defines as "Net income (loss) available for Dow Inc. common stockholders," excluding the impact of significant items.

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended September 30, 2021, TDCC declared and paid a dividend to Dow Inc. of $919 million ($2,361 million for the nine months ended September 30, 2021). At September 30, 2021, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 21 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company repurchased $400 million of its common stock in the third quarter of 2021 ($600 million in the first nine months of 2021). At September 30, 2021, approximately $1,775 million of the share repurchase program authorization remained available for repurchases. The Company intends to, at a minimum, repurchase shares to cover dilution and will continue to evaluate value creating share repurchases as economic conditions develop. The share repurchases, when coupled with the Company's dividends, intend to ensure that total shareholder remuneration is approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding.

On March 4, 2021, the Company announced changes to the design of its U.S. tax-qualified and non-qualified pension plans (collectively, the "U.S. Plans") and, effective December 31, 2023, the Company will freeze the pensionable compensation and credited service amounts used to calculate pension benefits for employees who participate in the U.S. Plans. Additionally, the Company elected to contribute $1 billion to its U.S. tax-qualified pension plans. As a result, the Company increased its estimated global 2021 pension contributions to approximately $1,230 million, of which $1,165 million has been contributed through September 30, 2021.

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

Restructuring
The actions related to the 2020 Restructuring Program are expected to result in additional cash expenditures of $212 million, primarily through the first quarter of 2022, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, are expected to result in additional cash expenditures of approximately $80 million, primarily through the third quarter of 2022. Restructuring implementation costs totaled $16 million in the third quarter of 2021 ($47 million in the first nine months of 2021).

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

Digital Acceleration
In the first quarter of 2021, Dow announced plans to further advance and expand its digitalization efforts to deliver long-term value creation, by accelerating investment in three key areas: expanding digital tools to accelerate materials science innovation; further enhancing the e-commerce buying and fulfillment experience for Dow's customers; and adopting real-time digital manufacturing insights, operational data intelligence and demand sensing to enhance the productivity and reliability of Dow’s operations. The Company expects more than $300 million in incremental annual run rate Operating EBITDA generation by the end of 2025 related to digital acceleration, with an additional one-time $100 million in structural working capital efficiency gains, driven in part by enhanced planning from digital tools. The activities related to digital acceleration are expected to result in additional cash expenditures of approximately $280 million, primarily through the end of 2022. Digital acceleration expenses totaled $40 million in the third quarter of 2021 ($121 million in the first nine months of 2021).

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

Contractual Obligations at Sep 30, 2021	Payments Due In
In millions	2021	2022-2023	2024-2025	2026 and beyond	Total
Long-term debt obligations [1]	$122	$536	$405	$13,568	$14,631
Expected cash requirements for interest [2]	$157	$1,226	$1,173	$7,907	$10,463
Pension and other postretirement benefits	$71	$655	$649	$7,367	$8,742
Operating leases [3]	$140	$785	$474	$744	$2,143
1.Excludes unamortized debt discount and issuance costs of $313 million. Includes finance lease obligations of $542 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2021, and includes $110 million of various floating rate notes.
3.Includes imputed interest of $302 million.

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

Fair Value Measurements
See Note 19 to the Consolidated Financial Statements for information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2020 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 10-K. Since December 31, 2020, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2021	2020
Claims unresolved at Jan 1	9,126	11,117
Claims filed	3,177	3,623
Claims settled, dismissed or otherwise resolved	(3,340)	(5,099)
Claims unresolved at Sep 30	8,963	9,641
Claimants with claims against both Union Carbide and Amchem	(2,312)	(3,168)
Individual claimants at Sep 30	6,651	6,473

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first nine months of 2021. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Environmental Proceedings
On August 27, 2019, the U.S. Environmental Protection Agency ("EPA"), U.S. Department of Justice, Texas Environmental Quality Board, and Texas Office of the Attorney General (collectively, the “Government Agencies”) added Performance Materials NA, Inc., a wholly owned subsidiary of the Company, as an additional signatory to an existing draft consent decree relating to alleged environmental violations at the Sabine olefins manufacturing facility in Orange, Texas (the "Orange, TX Facility"). Performance Materials NA, Inc. acquired the Orange, TX Facility in February 2019 and became a subsidiary of the Company in April 2019. The alleged violations were first identified during multimedia environmental inspections that the EPA conducted at the Orange, TX Facility while under prior ownership in March 2009 and December 2015, and involve the management of materials in the Orange, TX Facility’s wastewater treatment system, hazardous waste management, and air emissions, including leak detection and repair. The Government Agencies filed a proposed final consent decree in the U.S. District Court for the Eastern District of Texas on October 13, 2021.

On May 17, 2021, the Company received a civil complaint from the State of Texas ("State") on behalf of the Texas Commission on Environmental Quality. The complaint, filed in the 250th District Court of Travis County, Texas, alleges environmental violations at the Company's Freeport, Texas, site involving 12 discrete air emissions events. The State is seeking monetary relief of no more than $1 million and injunctive relief to prevent recurrence. On August 31, 2021, the State informed the Company that it would be including additional air emissions events in the complaint, which may impact the monetary relief sought by the State.

ITEM 1A. RISK FACTORS
Since December 31, 2020, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2021	590,309	$61.57	590,309	$2,139
August 2021	4,145,582	$62.42	4,145,582	$1,880
September 2021	1,674,600	$62.64	1,674,600	$1,775
Third quarter 2021	6,410,491	$62.40	6,410,491	$1,775
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

* Filed herewith

Dow Inc. The Dow Chemical Company and Subsidiaries Trademark Listing

The following registered trademark of InspereX Holdings LLC appears in this report: InterNotes®

The following service mark of The Dow Chemical Company or an affiliate of Dow appears in this report: LP OxoSM Process

® SM Trademark of The Dow Chemical Company ("Dow") or an affiliated company of Dow, except as otherwise specified.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOW INC.
THE DOW CHEMICAL COMPANY

Date: October 22, 2021

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)