Form 10-Q
period 2022-03-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2022-04-22
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Dow Inc. had 728,101,842 shares of common stock, $0.01 par value, outstanding at March 31, 2022. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2022, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2022

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; the continuing global and regional economic impacts of the coronavirus disease 2019 (“COVID-19”) pandemic and other public health-related risks and events on Dow’s business; any sanction, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflict between Russia and Ukraine; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to Dow's contemplated capital and operating projects; Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; size of the markets for Dow’s products and services and ability to compete in such markets; failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war including the ongoing conflict between Russia and Ukraine; weather events and natural disasters; disruptions in Dow’s information technology networks and systems; and risks related to Dow’s separation from DowDuPont Inc. such as Dow’s obligation to indemnify DuPont de Nemours, Inc. and/or Corteva, Inc. for certain liabilities.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These are not the only risks and uncertainties that Dow faces. There may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on Dow’s business. Dow and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2022	Mar 31, 2021
Net sales	$15,264	$11,882
Cost of sales	12,402	10,062
Research and development expenses	218	194
Selling, general and administrative expenses	498	366
Amortization of intangibles	88	101
Restructuring and asset related charges - net	186	—
Equity in earnings of nonconsolidated affiliates	174	224
Sundry income (expense) - net	148	128
Interest income	28	8
Interest expense and amortization of debt discount	167	196
Income before income taxes	2,055	1,323
Provision for income taxes	503	317
Net income	1,552	1,006
Net income (loss) attributable to noncontrolling interests	(17)	15
Net income available for Dow Inc. common stockholders	$1,569	$991

Per common share data:
Earnings per common share - basic	$2.12	$1.32
Earnings per common share - diluted	$2.11	$1.32

Weighted-average common shares outstanding - basic	734.6	744.8
Weighted-average common shares outstanding - diluted	739.8	749.8

Depreciation	$491	$515
Capital expenditures	$315	$289
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2022	Mar 31, 2021
Net income	$1,552	$1,006
Other comprehensive income (loss), net of tax
Unrealized losses on investments	(96)	(49)
Cumulative translation adjustments	(164)	(253)
Pension and other postretirement benefit plans	109	1,134
Derivative instruments	332	110
Total other comprehensive income	181	942
Comprehensive income	1,733	1,948
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(17)	15
Comprehensive income attributable to Dow Inc.	$1,750	$1,933
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2022	Dec 31, 2021
Assets
Current Assets
Cash and cash equivalents	$3,143	$2,988
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2022: $215; 2021: $54)	7,423	6,841
Other	2,536	2,713
Inventories	7,760	7,372
Other current assets	1,303	934
Total current assets	22,165	20,848
Investments
Investment in nonconsolidated affiliates	1,821	2,045
Other investments (investments carried at fair value - 2022: $1,962; 2021: $2,079)	3,067	3,193
Noncurrent receivables	454	478
Total investments	5,342	5,716
Property
Property	57,707	57,604
Less: Accumulated depreciation	37,360	37,049
Net property	20,347	20,555
Other Assets
Goodwill	8,716	8,764
Other intangible assets (net of accumulated amortization - 2022: $4,790; 2021: $4,725)	2,761	2,881
Operating lease right-of-use assets	1,339	1,412
Deferred income tax assets	1,160	1,358
Deferred charges and other assets	1,505	1,456
Total other assets	15,481	15,871
Total Assets	$63,335	$62,990
Liabilities and Equity
Current Liabilities
Notes payable	$92	$161
Long-term debt due within one year	355	231
Accounts payable:
Trade	5,769	5,577
Other	2,772	2,839
Operating lease liabilities - current	306	314
Income taxes payable	527	623
Accrued and other current liabilities	3,233	3,481
Total current liabilities	13,054	13,226
Long-Term Debt	14,108	14,280
Other Noncurrent Liabilities
Deferred income tax liabilities	654	506
Pension and other postretirement benefits - noncurrent	7,320	7,557
Asbestos-related liabilities - noncurrent	915	931
Operating lease liabilities - noncurrent	1,092	1,149
Other noncurrent obligations	6,767	6,602
Total other noncurrent liabilities	16,748	16,745
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2022: 767,064,055 shares; 2021: 764,226,882 shares)	8	8
Additional paid-in capital	8,217	8,151
Retained earnings	21,672	20,623
Accumulated other comprehensive loss	(8,796)	(8,977)
Unearned ESOP shares	—	(15)
Treasury stock at cost (2022: 38,962,213 shares; 2021: 29,011,573 shares)	(2,221)	(1,625)
Dow Inc.’s stockholders’ equity	18,880	18,165
Noncontrolling interests	545	574
Total equity	19,425	18,739
Total Liabilities and Equity	$63,335	$62,990
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
Operating Activities
Net income	$1,552	$1,006
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	752	717
Provision for deferred income tax	253	144
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	374	(46)
Net periodic pension benefit cost	7	23
Pension contributions	(55)	(1,061)
Net gain on sales of assets, businesses and investments	(6)	(38)
Restructuring and asset related charges - net	186	—
Other net loss	140	55
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(741)	(866)
Inventories	(443)	(478)
Accounts payable	86	611
Other assets and liabilities, net	(493)	(295)
Cash provided by (used for) operating activities - continuing operations	1,612	(228)
Cash used for operating activities - discontinued operations	(9)	(63)
Cash provided by (used for) operating activities	1,603	(291)
Investing Activities
Capital expenditures	(315)	(289)
Investment in gas field developments	(37)	(9)
Purchases of previously leased assets	(2)	(2)
Proceeds from sales of property and businesses, net of cash divested	4	9
Investments in and loans to nonconsolidated affiliates	(6)	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	11	—
Purchases of investments	(148)	(150)
Proceeds from sales and maturities of investments	141	428
Other investing activities, net	(15)	—
Cash used for investing activities	(367)	(13)
Financing Activities
Changes in short-term notes payable	(21)	(47)
Payments on short-term debt greater than three months	(14)	—
Proceeds from issuance of long-term debt	16	29
Payments on long-term debt	(25)	(164)
Collections on securitization programs	141	—
Purchases of treasury stock	(600)	—
Proceeds from issuance of stock	35	127
Transaction financing, debt issuance and other costs	—	(1)
Employee taxes paid for share-based payment arrangements	(35)	(10)
Distributions to noncontrolling interests	(1)	(8)
Dividends paid to stockholders	(513)	(521)
Cash used for financing activities	(1,017)	(595)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	(48)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	174	(947)
Cash, cash equivalents and restricted cash at beginning of period	3,033	5,108
Cash, cash equivalents and restricted cash at end of period	$3,207	$4,161
Less: Restricted cash and cash equivalents, included in "Other current assets"	64	28
Cash and cash equivalents at end of period	$3,143	$4,133
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2022	Mar 31, 2021
Common Stock
Balance at beginning and end of period	$8	$8
Additional Paid-in Capital
Balance at beginning of period	8,151	7,595
Common stock issued/sold	35	127
Stock-based compensation and allocation of ESOP shares	35	21
Treasury stock issuances - compensation and benefit plans	(4)	—
Balance at end of period	8,217	7,743
Retained Earnings
Balance at beginning of period	20,623	16,361
Net income available for Dow Inc. common stockholders	1,569	991
Dividends to stockholders	(513)	(521)
Other	(7)	(2)
Balance at end of period	21,672	16,829
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,977)	(10,855)
Other comprehensive income	181	942
Balance at end of period	(8,796)	(9,913)
Unearned ESOP Shares
Balance at beginning of period	(15)	(49)
Allocation of ESOP shares	15	10
Balance at end of period	—	(39)
Treasury Stock
Balance at beginning of period	(1,625)	(625)
Treasury stock purchases	(600)	—
Treasury stock issuances - compensation and benefit plans	4	—
Balance at end of period	(2,221)	(625)
Dow Inc.'s stockholders' equity	18,880	14,003
Noncontrolling Interests	545	560
Total Equity	$19,425	$14,563

Dividends declared per share of common stock	$0.70	$0.70
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2022	Mar 31, 2021
Net sales	$15,264	$11,882
Cost of sales	12,398	10,061
Research and development expenses	218	194
Selling, general and administrative expenses	498	366
Amortization of intangibles	88	101
Restructuring and asset related charges - net	186	—
Equity in earnings of nonconsolidated affiliates	174	224
Sundry income (expense) - net	136	119
Interest income	28	8
Interest expense and amortization of debt discount	167	196
Income before income taxes	2,047	1,315
Provision for income taxes	503	317
Net income	1,544	998
Net income (loss) attributable to noncontrolling interests	(17)	15
Net income available for The Dow Chemical Company common stockholder	$1,561	$983

Depreciation	$491	$515
Capital expenditures	$315	$289
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2022	Mar 31, 2021
Net income	$1,544	$998
Other comprehensive income (loss), net of tax
Unrealized losses on investments	(96)	(49)
Cumulative translation adjustments	(164)	(253)
Pension and other postretirement benefit plans	109	1,134
Derivative instruments	332	110
Total other comprehensive income	181	942
Comprehensive income	1,725	1,940
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(17)	15
Comprehensive income attributable to The Dow Chemical Company	$1,742	$1,925
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2022	Dec 31, 2021
Assets
Current Assets
Cash and cash equivalents	$3,143	$2,988
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2022: $215; 2021: $54)	7,423	6,841
Other	2,544	2,712
Inventories	7,760	7,372
Other current assets	1,266	924
Total current assets	22,136	20,837
Investments
Investment in nonconsolidated affiliates	1,821	2,045
Other investments (investments carried at fair value - 2022: $1,962; 2021: $2,079)	3,067	3,193
Noncurrent receivables	444	452
Total investments	5,332	5,690
Property
Property	57,707	57,604
Less accumulated depreciation	37,360	37,049
Net property	20,347	20,555
Other Assets
Goodwill	8,716	8,764
Other intangible assets (net of accumulated amortization - 2022: $4,790; 2021: $4,725)	2,761	2,881
Operating lease right-of-use assets	1,339	1,412
Deferred income tax assets	1,160	1,358
Deferred charges and other assets	1,504	1,455
Total other assets	15,480	15,870
Total Assets	$63,295	$62,952
Liabilities and Equity
Current Liabilities
Notes payable	$92	$161
Long-term debt due within one year	355	231
Accounts payable:
Trade	5,769	5,577
Other	2,773	2,841
Operating lease liabilities - current	306	314
Income taxes payable	527	623
Accrued and other current liabilities	3,063	3,299
Total current liabilities	12,885	13,046
Long-Term Debt	14,108	14,280
Other Noncurrent Liabilities
Deferred income tax liabilities	654	506
Pension and other postretirement benefits - noncurrent	7,320	7,557
Asbestos-related liabilities - noncurrent	915	931
Operating lease liabilities - noncurrent	1,092	1,149
Other noncurrent obligations	6,622	6,454
Total other noncurrent liabilities	16,603	16,597
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	8,229	8,159
Retained earnings	19,721	19,288
Accumulated other comprehensive loss	(8,796)	(8,977)
Unearned ESOP shares	—	(15)
The Dow Chemical Company’s stockholder's equity	19,154	18,455
Noncontrolling interests	545	574
Total equity	19,699	19,029
Total Liabilities and Equity	$63,295	$62,952
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
Operating Activities
Net income	$1,544	$998
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	752	717
Provision for deferred income tax	253	144
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	374	(46)
Net periodic pension benefit cost	7	23
Pension contributions	(55)	(1,061)
Net gain on sales of assets, businesses and investments	(6)	(38)
Restructuring and asset related charges - net	186	—
Other net loss	140	59
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(741)	(866)
Inventories	(443)	(478)
Accounts payable	86	611
Other assets and liabilities, net	(486)	(172)
Cash provided by (used for) operating activities	1,611	(109)
Investing Activities
Capital expenditures	(315)	(289)
Investment in gas field developments	(37)	(9)
Purchases of previously leased assets	(2)	(2)
Proceeds from sales of property and businesses, net of cash divested	4	9
Investments in and loans to nonconsolidated affiliates	(6)	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	11	—
Purchases of investments	(148)	(150)
Proceeds from sales and maturities of investments	141	428
Other investing activities, net	(15)	—
Cash used for investing activities	(367)	(13)
Financing Activities
Changes in short-term notes payable	(21)	(47)
Payments on short-term debt greater than three months	(14)	—
Proceeds from issuance of long-term debt	16	29
Payments on long-term debt	(25)	(164)
Collections on securitization programs	141	—
Proceeds from issuance of stock	35	127
Transaction financing, debt issuance and other costs	—	(1)
Employee taxes paid for share-based payment arrangements	(35)	(10)
Distributions to noncontrolling interests	(1)	(8)
Dividends paid to Dow Inc.	(1,121)	(703)
Cash used for financing activities	(1,025)	(777)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	(48)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	174	(947)
Cash, cash equivalents and restricted cash at beginning of period	3,033	5,108
Cash, cash equivalents and restricted cash at end of period	$3,207	$4,161
Less: Restricted cash and cash equivalents, included in "Other current assets"	64	28
Cash and cash equivalents at end of period	$3,143	$4,133
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2022	Mar 31, 2021
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	8,159	7,603
Issuance of parent company stock - Dow Inc.	35	127
Stock-based compensation and allocation of ESOP shares	35	21
Balance at end of period	8,229	7,751
Retained Earnings
Balance at beginning of period	19,288	16,300
Net income available for The Dow Chemical Company common stockholder	1,561	983
Dividends to Dow Inc.	(1,121)	(703)
Other	(7)	(3)
Balance at end of period	19,721	16,577
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,977)	(10,855)
Other comprehensive income	181	942
Balance at end of period	(8,796)	(9,913)
Unearned ESOP Shares
Balance at beginning of period	(15)	(49)
Allocation of ESOP shares	15	10
Balance at end of period	—	(39)
The Dow Chemical Company's stockholder's equity	19,154	14,376
Noncontrolling Interests	545	560
Total Equity	$19,699	$14,936
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries ("TDCC" and together with Dow Inc., "Dow" or the "Company"). The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 10-K").

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

NOTE 2 – SEPARATION FROM DOWDUPONT
For additional information on the separation from DowDuPont Inc. ("DowDuPont"), see Note 3 to the Consolidated Financial Statements included in the 2021 10-K.

Agreements Related to the Separation and Distribution
The impacts of indemnifications and other post-separation agreements relating to Dow's separation from DowDuPont were primarily included in the consolidated financial statements of Dow Inc. At March 31, 2022, the Company had assets of $25 million (zero at December 31, 2021) included in "Other current assets" and $2 million ($20 million at December 31, 2021) included in "Noncurrent receivables," and liabilities of $136 million ($148 million at December 31, 2021) included in "Accrued and other current liabilities" and $37 million ($39 million at December 31, 2021) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to these agreements.

In addition, the Company deferred a portion of the cash distribution received from DowDuPont at separation and recorded an associated liability with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At March 31, 2022, $15 million ($15 million at December 31, 2021) of this liability was recorded in "Accrued and other current liabilities" and $96 million ($96 million at December 31, 2021) was recorded in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 99 percent for the three months ended March 31, 2022 (98 percent for the three months ended March 31, 2021). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2022, the Company had unfulfilled performance obligations of $869 million ($829 million at December 31, 2021) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next five years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which the Company has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. The Company has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 18 years. The Company will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Hydrocarbons & Energy	$2,416	$1,751
Packaging and Specialty Plastics	5,211	4,331
Packaging & Specialty Plastics	$7,627	$6,082
Industrial Solutions	$1,515	$1,049
Polyurethanes & Construction Chemicals	3,005	2,556
Other	4	2
Industrial Intermediates & Infrastructure	$4,524	$3,607
Coatings & Performance Monomers	$1,075	$855
Consumer Solutions	1,974	1,268
Performance Materials & Coatings	$3,049	$2,123
Corporate	$64	$70
Total	$15,264	$11,882

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
U.S. & Canada	$5,537	$4,028
EMEAI [1]	5,512	4,329
Asia Pacific	2,753	2,365
Latin America	1,462	1,160
Total	$15,264	$11,882
1.Europe, Middle East, Africa and India.

Contract Assets and Liabilities
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company's contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized in revenue when the performance obligations are met. "Contract liabilities - current" primarily reflects deferred revenue from prepayments from customers for product to be delivered in 12 months or less and royalty payments that are deferred and will be recognized in 12 months or less. "Contract liabilities - noncurrent" includes advance payments that the Company has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract.

Revenue recognized in the first three months of 2022 from amounts included in contract liabilities at the beginning of the period was approximately $65 million (approximately $40 million in the first three months of 2021). In the first three months of 2022 and 2021, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant.

The following table summarizes the contract assets and liabilities at March 31, 2022 and December 31, 2021:

Contract Assets and Liabilities	Balance Sheet Classification	Mar 31, 2022	Dec 31, 2021
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$7,423	$6,841
Contract assets - current	Other current assets	$36	$34
Contract assets - noncurrent	Deferred charges and other assets	$24	$26
Contract liabilities - current	Accrued and other current liabilities	$181	$209
Contract liabilities - noncurrent	Other noncurrent obligations	$1,922	$1,925

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. For additional information on the Company's restructuring programs, see Note 6 to the Consolidated Financial Statements included in the 2021 10-K.

2020 Restructuring Program
Actions related to the restructuring program approved by the Board of Dow Inc. on September 29, 2020 ("2020 Restructuring Program") were substantially complete at the end of 2021, with the exception of certain cash payments that will continue through 2022. The following table summarizes the activities related to the 2020 Restructuring Program since January 1, 2021:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Jan 1, 2021	$289	$—	$75	$364
Cash payments	(37)	—	(12)	(49)
Reserve balance at Mar 31, 2021	$252	$—	$63	$315
Packaging & Specialty Plastics	$—	$—	$8	$8
Industrial Intermediates & Infrastructure	—	1	—	1
Performance Materials & Coatings	—	8	2	10
Corporate	—	3	—	3
Total restructuring charges	$—	$12	$10	$22
Charges against the reserve	—	(12)	—	(12)
Cash payments	(53)	—	(3)	(56)
Reserve balance at Jun 30, 2021	$199	$—	$70	$269
Cash payments	(55)	—	(2)	(57)
Reserve balance at Sep 30, 2021	$144	$—	$68	$212
Restructuring charges - Corporate	$(10)	$—	$—	$(10)
Cash payments	(30)	—	(4)	(34)
Reserve balance at Dec 31, 2021	$104	$—	$64	$168
Cash payments	(59)	—	(1)	(60)
Reserve balance at Mar 31, 2022	$45	$—	$63	$108

At March 31, 2022, $53 million of the reserve balance was included in "Accrued and other current liabilities" ($112 million at December 31, 2021) and $55 million was included in "Other noncurrent obligations" ($56 million at December 31, 2021) in the consolidated balance sheets.

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

2022 Asset Related Charges
In the first quarter of 2022, the Company recorded pretax asset related charges of $186 million due to the Russia and Ukraine conflict and the expectation that certain assets will not be recoverable. These charges included the write-down of inventory, the recording of bad debt reserves, and the impairment of other assets. Asset related charges by segment were as follows: $31 million in Packaging & Specialty Plastics, $109 million in Industrial Intermediates & Infrastructure, $16 million in Performance Materials & Coatings and $30 million in Corporate.

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Non-operating pension and other postretirement benefit plan net credits [1]	$89	$75
Foreign exchange gains (losses)	2	(8)
Gains on sales of other assets and investments	31	48
Indemnification and other transaction related costs [2]	12	—
Other - net	14	13
Total sundry income (expense) – net	$148	$128
1.See Note 16 for additional information.
2.See Note 2 for additional information.

TDCC Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Non-operating pension and other postretirement benefit plan net credits [1]	$89	$75
Foreign exchange gains (losses)	2	(12)
Gains on sales of other assets and investments	31	48
Other - net	14	8
Total sundry income (expense) – net	$136	$119
1.See Note 16 for additional information.

NOTE 6 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three months ended March 31, 2022 and 2021. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Net income	$1,552	$1,006
Net income (loss) attributable to noncontrolling interests	(17)	15
Net income attributable to participating securities [1]	8	5
Net income attributable to common stockholders	$1,561	$986

Earnings Per Share - Basic and Diluted	Three Months Ended
Dollars per share	Mar 31, 2022	Mar 31, 2021
Earnings per common share - basic	$2.12	$1.32
Earnings per common share - diluted	$2.11	$1.32

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2022	Mar 31, 2021
Weighted-average common shares outstanding - basic	734.6	744.8
Plus dilutive effect of equity compensation plans	5.2	5.0
Weighted-average common shares outstanding - diluted	739.8	749.8
Stock options and restricted stock units excluded from EPS calculations [2]	6.8	5.9
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2022	Dec 31, 2021
In millions
Finished goods	$4,755	$4,554
Work in process	1,857	1,615
Raw materials	929	822
Supplies	858	866
Total	$8,399	$7,857
Adjustment of inventories to a LIFO basis	(639)	(485)
Total inventories	$7,760	$7,372

NOTE 8 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 12 to the Consolidated Financial Statements included in the 2021 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates	Mar 31, 2022	Dec 31, 2021
In millions
Investment in nonconsolidated affiliates	$1,821	$2,045
Other noncurrent obligations	(103)	—
Net investment in nonconsolidated affiliates	$1,718	$2,045

Dividends Received from Nonconsolidated Affiliates	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Dividends from nonconsolidated affiliates [1]	$548	$178
1.Included in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows.

In the first quarter of 2022, EQUATE Petrochemical Company K.S.C.C. ("EQUATE") paid a dividend of $318 million ($79 million in the first quarter of 2021), reflected in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows. As a result, the Company had a negative investment balance in EQUATE of $103 million included in "Other noncurrent obligations" (positive $115 million at December 31, 2021 included in "Investment in nonconsolidated affiliates") in the consolidated balance sheets.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2021	$5,105	$1,096	$2,563	$8,764
Foreign currency impact	(2)	(1)	(45)	(48)
Net goodwill at Mar 31, 2022	$5,103	$1,095	$2,518	$8,716

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Mar 31, 2022			Dec 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,637	$(1,912)	$725	$2,637	$(1,871)	$766
Software	1,372	(936)	436	1,396	(945)	451
Trademarks/tradenames	352	(344)	8	352	(344)	8
Customer-related	3,173	(1,598)	1,575	3,204	(1,565)	1,639
Total other intangible assets, finite lives	$7,534	$(4,790)	$2,744	$7,589	$(4,725)	$2,864
In-process research and development	17	—	17	17	—	17
Total other intangible assets	$7,551	$(4,790)	$2,761	$7,606	$(4,725)	$2,881

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Other intangible assets, excluding software	$88	$101
Software, included in “Cost of sales”	$20	$22

Total estimated amortization expense for 2022 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2022	$419
2023	$385
2024	$365
2025	$274
2026	$200
2027	$169

NOTE 10 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains committed accounts receivable facilities with various financial institutions, including in the United States, which expires in November 2022 (“U.S. A/R Program”) and in Europe, which expires in July 2023 (“Europe A/R Program” and together with the U.S. A/R Program, "the Programs"). Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. A/R Program and up to €500 million for the Europe A/R Program. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 12 for additional information related to guarantees. In the first quarter of 2022, the Company sold $250 million of receivables under the Programs (zero in the first quarter of 2021).

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Mar 31, 2022	Dec 31, 2021
In millions
Notes payable to banks and other lenders	$92	$161
Period-end average interest rates	8.14%	5.78%

Long-Term Debt	2022 Average Rate	Mar 31, 2022	2021 Average Rate	Dec 31, 2021
In millions
Promissory notes and debentures:
Final maturity 2022	8.64%	$121	8.64%	$121
Final maturity 2023	7.63%	250	7.63%	250
Final maturity 2025	5.63%	333	5.63%	333
Final maturity 2026	3.63%	750	3.63%	750
Final maturity 2028 and thereafter [1]	5.15%	9,363	5.15%	9,363
Other facilities:
Foreign currency notes and loans, various rates and maturities	1.17%	2,667	1.17%	2,730
InterNotes®, varying maturities through 2052	3.36%	406	3.37%	392
Finance lease obligations [2]		862		869
Unamortized debt discount and issuance costs		(289)		(297)
Long-term debt due within one year [3]		(355)		(231)
Long-term debt		$14,108		$14,280
1.Cost includes net fair value hedge adjustment gains of $47 million at March 31, 2022 and December 31, 2021. See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Mar 31, 2022
In millions
2022	$207
2023	$391
2024	$81
2025	$386
2026	$829
2027	$1,161

2022 Activity
In the first three months of 2022, the Company issued an aggregate principal amount of $16 million of InterNotes®.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2022
In millions	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	November 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2023	Floating rate
Bilateral Revolving Credit Facility	250	250	September 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	September 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2023	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2025	Floating rate
Bilateral Revolving Credit Facility	350	350	March 2025	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Total committed and available credit facilities	$8,400	$8,400

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2022. For additional information on the Company's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2021 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 16 to the Consolidated Financial Statements included in the 2021 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2022, the Company had accrued obligations of $1,281 million for probable environmental remediation and restoration costs ($1,220 million at December 31, 2021), including $240 million for the remediation of Superfund sites ($237 million at December 31, 2021). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately one and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2022 activity, it was determined that no adjustment to the accrual was required at March 31, 2022.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $1,005 million at March 31, 2022 ($1,016 million at December 31, 2021). At March 31, 2022, approximately 26 percent of the recorded claim liability related to pending claims and approximately 74 percent related to future claims.

Dow Silicones Chapter 11 Related Matters
At March 31, 2022, Dow Silicones and its insurers have made life-to-date payments of $1,795 million to the settlement program administered by an independent claims office (the “Settlement Facility”), created to resolve breast implant and other product liability claims. At March 31, 2022, Dow Silicones estimates that it will be obligated to contribute an additional $127 million to the Settlement Facility ($130 million at December 31, 2021), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $93 million at March 31, 2022 ($95 million at December 31, 2021), which were included primarily in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
As a result of a 2017 damages judgment related to the patent infringement matter, Nova Chemicals Corporation ("Nova") was ordered to pay the Company $645 million Canadian dollars, plus pre- and post-judgment interest, for which the Company received payment of $501 million U.S. dollars in July 2017. At March 31, 2022, the Company had $341 million ($341 million at December 31, 2021) included in "Accrued and other current liabilities" in the consolidated balance sheets related to the disputed portion of the damages judgment.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars). In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. In March 2020, the Company received the full refund from the CRA, equivalent to $259 million U.S. dollars. At March 31, 2022, $323 million ($323 million at December 31, 2021) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Mar 31, 2022			Dec 31, 2021
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments [1]	Recorded Liability
Guarantees	2038	$1,377	$216	2038	$1,273	$220
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $496 million at March 31, 2022 ($446 million at December 31, 2021). Based on Sadara's current forecasted cash flows, the Company does not expect to be required to perform under the guarantees.

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than 1 year to 16 years. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. The total of an Islamic bond and additional project financing outstanding at Sadara was $9.6 billion at March 31, 2022 ($9.6 billion at December 31, 2021). Sadara reached an agreement with its lenders to re-profile its outstanding project financing debt in the first quarter of 2021. In conjunction with the debt re-profiling, TDCC entered into a guarantee of up to approximately $1.3 billion of Sadara’s debt, proportionate to the Company's 35 percent ownership interest. The debt re-profiling also includes a grace period until June 2026, during which Sadara is obligated to make interest-only payments which are guaranteed by TDCC in proportion to the Company’s 35 percent ownership interest. As part of the debt re-profiling, Sadara established a $500 million revolving credit facility guaranteed by Dow, which would be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. Based on Sadara's current forecasted cash flows, the Company does not expect Sadara to draw on the facility.

NOTE 13 - LEASES
For additional information on the Company's leases, see Note 17 to the Consolidated Financial Statements included in the 2021 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2022 and 2021 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Operating lease cost	$97	$121
Finance lease cost
Amortization of right-of-use assets - finance	$26	$15
Interest on lease liabilities - finance	8	7
Total finance lease cost	$34	$22
Short-term lease cost	59	49
Variable lease cost	115	71
Sublease income	(3)	(2)
Total lease cost	$302	$261

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$101	$127
Operating cash flows for finance leases	$8	$7
Financing cash flows for finance leases	$22	$11
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16	$35
Finance leases	$17	$57

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

Lease Position	Balance Sheet Classification	Mar 31, 2022	Dec 31, 2021
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$1,339	$1,412
Finance lease assets	Property	1,174	1,158
Finance lease amortization	Accumulated depreciation	(393)	(368)
Total lease assets		$2,120	$2,202
Liabilities
Current
Operating	Operating lease liabilities - current	$306	$314
Finance	Long-term debt due within one year	110	106
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,092	1,149
Finance	Long-Term Debt	752	763
Total lease liabilities		$2,260	$2,332

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at March 31, 2022 and December 31, 2021 are provided below:

Lease Term and Discount Rate	Mar 31, 2022	Dec 31, 2021
Weighted-average remaining lease term
Operating leases	7.8 years	7.9 years
Finance leases	11.5 years	11.8 years
Weighted-average discount rate
Operating leases	3.82%	3.72%
Finance leases	4.16%	4.17%

The following table provides the maturities of lease liabilities at March 31, 2022:

Maturities of Lease Liabilities	Mar 31, 2022
In millions	Operating Leases	Finance Leases
2022	$267	$108
2023	286	167
2024	221	106
2025	179	76
2026	144	70
2027 and thereafter	569	556
Total future undiscounted lease payments	$1,666	$1,083
Less: Imputed interest	268	221
Total present value of lease liabilities	$1,398	$862

At March 31, 2022, Dow had additional leases of approximately $97 million, primarily for equipment, which had not yet commenced. These leases are expected to commence in 2022 and 2025, with lease terms of up to 16 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for residual value guarantees at March 31, 2022 and December 31, 2021. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Mar 31, 2022			Dec 31, 2021
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2031	$275	$—	2031	$280	$—

NOTE 14 – STOCKHOLDERS' EQUITY
Treasury Stock
Dow Inc.
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company repurchased $600 million of its common stock in the first quarter of 2022. At March 31, 2022, approximately $775 million of the share repurchase program authorization remained available for repurchases.

The Company began issuing treasury shares to satisfy its obligation to make matching contributions to plan participants under The Dow Employees’ Savings Plan in the first quarter of 2022. The Company may satisfy these obligations using shares of Dow Inc. treasury stock or by issuing new shares of common stock.

Accumulated Other Comprehensive Loss
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2022 and 2021 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Unrealized Gains (Losses) on Investments
Beginning balance	$59	$104
Unrealized gains (losses) on investments	(121)	(54)
Tax (expense) benefit	24	11
Net unrealized gains (losses) on investments	(97)	(43)
(Gains) losses reclassified from AOCL to net income [1]	1	(8)
Tax expense (benefit) [2]	—	2
Net (gains) losses reclassified from AOCL to net income	1	(6)
Other comprehensive income (loss), net of tax	(96)	(49)
Ending balance	$(37)	$55
Cumulative Translation Adjustment
Beginning balance	$(1,355)	$(930)
Gains (losses) on foreign currency translation	(165)	(217)
Tax (expense) benefit	13	(36)
Net gains (losses) on foreign currency translation	(152)	(253)
(Gains) losses reclassified from AOCL to net income [3]	(12)	—
Other comprehensive income (loss), net of tax	(164)	(253)
Ending balance	$(1,519)	$(1,183)
Pension and Other Postretirement Benefits
Beginning balance	$(7,334)	$(9,559)
Gains (losses) arising during the period [4]	2	1,268
Tax (expense) benefit	—	(298)
Net gains (losses) arising during the period	2	970
Amortization of net loss and prior service credits reclassified from AOCL to net income [5]	157	198
Tax expense (benefit) [2]	(50)	(34)
Net loss and prior service credits reclassified from AOCL to net income	107	164
Other comprehensive income (loss), net of tax	109	1,134
Ending balance	$(7,225)	$(8,425)
Derivative Instruments
Beginning balance	$(347)	$(470)
Gains (losses) on derivative instruments	420	122
Tax (expense) benefit	(56)	(9)
Net gains (losses) on derivative instruments	364	113
(Gains) losses reclassified from AOCL to net income [6]	(34)	(3)
Tax expense (benefit) [2]	2	—
Net (gains) losses reclassified from AOCL to net income	(32)	(3)
Other comprehensive income (loss), net of tax	332	110
Ending balance	$(15)	$(360)
Total AOCL ending balance	$(8,796)	$(9,913)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Provision for income taxes."
3.Reclassified to "Sundry income (expense) - net."
4.The 2021 impact relates to an interim remeasurement of U.S. pension plans due to the announced freeze of plan benefits in the first quarter of 2021.
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2022 and 2021:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Balance at beginning of period	$574	$570
Net income (loss) attributable to noncontrolling interests [1]	(17)	15
Distributions to noncontrolling interests	(1)	(8)
Cumulative translation adjustments	(11)	(16)
Other	—	(1)
Balance at end of period	$545	$560
1.The first quarter of 2022 includes the portion of asset related charges attributable to noncontrolling interests related to a joint venture in Russia. See Note 4 for additional information.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 20 to the Consolidated Financial Statements included in the 2021 10-K. The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Defined Benefit Pension Plans
Service cost	$99	$102
Interest cost	171	143
Expected return on plan assets	(424)	(422)
Amortization of prior service credit	(6)	(5)
Amortization of net loss	167	224
Curtailment gain	—	(19)
Net periodic benefit cost	$7	$23

Other Postretirement Benefit Plans
Service cost	$1	$2
Interest cost	7	6
Amortization of net gain	(4)	(2)
Net periodic benefit cost	$4	$6

Net periodic benefit cost, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 17 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the 2021 10-K.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan, as amended. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

In the first quarter of 2022, Dow Inc. granted the following stock-based compensation awards to employees:
•1.2 million stock options with a weighted-average exercise price of $60.95 per share and a weighted-average fair value of $11.08 per share;
•1.7 million restricted stock units with a weighted-average fair value of $60.96 per share; and
•1.2 million performance stock units with a weighted-average fair value of $65.83 per share.

Employee Stock Purchase Plan
The Dow Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP") was adopted by the Board on February 11, 2021, and approved by stockholders at the Company's annual meeting on April 15, 2021. Under the 2022 annual offering of the 2021 ESPP, most employees were eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased is determined using the amount contributed by the employee divided by the plan price. The plan price of the stock is equal to 85 percent of the fair market value (closing price) of the common stock at April 1, 2022 (beginning) or October 7, 2022 (ending) of the offering period, whichever is lower.

In the first quarter of 2022, employees subscribed to the right to purchase approximately 2.0 million shares under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2022. The shares will be delivered to employees in the fourth quarter of 2022.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 22 to the Consolidated Financial Statements included in the 2021 10-K.

The following table summarizes the fair value of financial instruments at March 31, 2022 and December 31, 2021:

Fair Value of Financial Instruments	Mar 31, 2022				Dec 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$377	$—	$—	$377	$317	$—	$—	$317
Money market funds	580	—	—	580	489	—	—	489
Total cash equivalents	$957	$—	$—	$957	$806	$—	$—	$806
Marketable securities [2]	$238	$4	$—	$242	$237	$8	$—	$245
Other investments:
Debt securities:
Government debt [3]	$734	$5	$(64)	$675	$746	$17	$(28)	$735
Corporate bonds	1,270	51	(50)	1,271	1,251	93	(20)	1,324
Total debt securities	$2,004	$56	$(114)	$1,946	$1,997	$110	$(48)	$2,059
Equity securities [4]	5	11	—	16	7	13	—	20
Total other investments	$2,009	$67	$(114)	$1,962	$2,004	$123	$(48)	$2,079
Total cash equivalents, marketable securities and other investments	$3,204	$71	$(114)	$3,161	$3,047	$131	$(48)	$3,130
Long-term debt including debt due within one year [5]	$(14,463)	$567	$(1,424)	$(15,320)	$(14,511)	$27	$(2,641)	$(17,125)
Derivatives relating to:
Interest rates [6]	$—	$27	$(13)	$14	$—	$1	$(140)	$(139)
Foreign currency	—	64	(64)	—	—	46	(18)	28
Commodities [6]	—	331	(135)	196	—	142	(92)	50
Total derivatives	$—	$422	$(212)	$210	$—	$189	$(250)	$(61)
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
5.Cost includes fair value hedge adjustment gains of $47 million at March 31, 2022 and December 31, 2021 on $2,279 million of debt at March 31, 2022 and December 31, 2021.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2022 and 2021:

Investing Results	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Proceeds from sales of available-for-sale securities	$113	$187
Gross realized gains	$12	$13
Gross realized losses	$(13)	$(5)

The following table summarizes the contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2022 [1]	Cost	Fair Value
In millions
Within one year	$46	$46
One to five years	695	701
Six to ten years	730	686
After ten years	533	513
Total	$2,004	$1,946
1.Includes marketable securities with maturities of less than one year.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2022. There was $3 million of net unrealized losses recognized in earnings on equity securities for the three months ended March 31, 2022 (no unrealized gain or loss for the three months ended March 31, 2021).

Investments in Equity Securities	Mar 31, 2022	Dec 31, 2021
In millions
Readily determinable fair value	$16	$20
Not readily determinable fair value	$208	$209

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at March 31, 2022 and December 31, 2021 were as follows:

Notional Amounts - Net	Mar 31, 2022	Dec 31, 2021
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$3,000	$3,000
Foreign currency contracts	$6,502	$5,300
Derivatives not designated as hedging instruments:
Interest rate contracts	$7	$36
Foreign currency contracts	$13,492	$8,234

The notional amounts of the Company's commodity derivatives presented on a net basis at March 31, 2022 and December 31, 2021 were as follows:

Commodity Notionals - Net	Mar 31, 2022	Dec 31, 2021	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	8.5	9.7	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.7	0.1	million barrels of oil equivalent
Power derivatives	—	3.3	thousands of megawatt hours

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2023
Foreign currency contracts	2023
Commodity contracts	2026

The following tables provide the fair value and balance sheet classification of derivative instruments at March 31, 2022 and December 31, 2021:

Fair Value of Derivative Instruments		Mar 31, 2022
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$33	$(25)	$8
Interest rate contracts	Deferred charges and other assets	237	(218)	19
Foreign currency contracts	Other current assets	228	(171)	57
Commodity contracts	Other current assets	507	(213)	294
Commodity contracts	Deferred charges and other assets	19	—	19
Total		$1,024	$(627)	$397
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$38	$(31)	$7
Commodity contracts	Other current assets	53	(35)	18
Total		$91	$(66)	$25
Total asset derivatives		$1,115	$(693)	$422

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$25	$(25)	$—
Interest rate contracts	Other noncurrent obligations	219	(218)	1
Foreign currency contracts	Accrued and other current liabilities	172	(171)	1
Commodity contracts	Accrued and other current liabilities	330	(230)	100
Total		$746	$(644)	$102
Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$12	$—	$12
Foreign currency contracts	Accrued and other current liabilities	94	(31)	63
Commodity contracts	Accrued and other current liabilities	91	(56)	35
Total		$197	$(87)	$110
Total liability derivatives		$943	$(731)	$212
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $54 million at March 31, 2022 ($71 million at December 31, 2021). Cash collateral of $1 million was posted by counterparties with the Company at March 31, 2022 (zero at December 31, 2021).

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2022 and 2021:

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three Months Ended		Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021	Mar 31, 2022	Mar 31, 2021
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$—	$(25)	Interest expense and amortization of debt discount [3]
Excluded components [4]	—	2	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	99	—	(3)	(3)	Interest expense and amortization of debt discount
Foreign currency contracts	2	5	3	(8)	Cost of sales
Commodity contracts	207	65	34	13	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(2)	10	—	—
Excluded components [4]	29	5	12	1	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$335	$87	$46	$(22)
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(1)	$(2)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(85)	(113)	Sundry income (expense) - net
Commodity contracts	—	—	22	(30)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(64)	$(145)
Total derivatives	$335	$87	$(18)	$(167)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of hedged item.
4.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax gains and (losses) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Mar 31, 2022
In millions
Cash flow hedges:
Interest rate contracts	$(8)
Commodity contracts	$(217)
Foreign currency contracts	$8
Net foreign investment hedges:
Excluded components	$40

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 23 to the Consolidated Financial Statements included in the 2021 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Mar 31, 2022				Dec 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
In millions
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	$—	$377	$—	$377	$—	$317	$—	$317
Money market funds	—	580	—	580	—	489	—	489
Marketable securities [2]	—	242	—	242	—	245	—	245
Equity securities [3]	16	—	—	16	20	—	—	20
Debt securities: [3]
Government debt [4]	—	675	—	675	—	735	—	735
Corporate bonds	37	1,234	—	1,271	44	1,280	—	1,324
Derivatives relating to: [5]
Interest rates	—	270	—	270	—	145	—	145
Foreign currency	—	266	—	266	—	165	—	165
Commodities	13	566	—	579	15	307	—	322
Total assets at fair value	$66	$4,210	$—	$4,276	$79	$3,683	$—	$3,762
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$15,320	$—	$15,320	$—	$17,125	$—	$17,125
Guarantee liability [7]	—	—	215	215	—	—	220	220
Derivatives relating to: [5]
Interest rates	—	256	—	256	—	284	—	284
Foreign currency	—	266	—	266	—	137	—	137
Commodities	45	376	—	421	37	257	—	294
Total liabilities at fair value	$45	$16,218	$215	$16,478	$37	$17,803	$220	$18,060
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

For equity securities calculated at net asset value per share (or its equivalent), the Company had $138 million in private market securities and $24 million in real estate at March 31, 2022 ($106 million in private market securities and $22 million in real estate at December 31, 2021). There are no redemption restrictions and the unfunded commitments on these investments were $59 million at March 31, 2022 and December 31, 2021.

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

NOTE 20 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") can be found in Note 24 to the Consolidated Financial Statements included in the 2021 10-K.

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are included in “Net income (loss) attributable to noncontrolling interests” in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021:

Assets and Liabilities of Consolidated VIEs	Mar 31, 2022	Dec 31, 2021
In millions
Cash and cash equivalents	$48	$40
Other current assets	38	40
Net property	181	184
Other noncurrent assets	15	15
Total assets [1]	$282	$279
Current liabilities	$34	$37
Long-term debt	2	3
Other noncurrent obligations	13	13
Total liabilities [2]	$49	$53
1.All assets were restricted at March 31, 2022 and December 31, 2021.
2.All liabilities were nonrecourse at March 31, 2022 and December 31, 2021.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2022 and December 31, 2021 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at March 31, 2022 and December 31, 2021, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Mar 31, 2022	Dec 31, 2021
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$113	$110
1.Included in "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 21 – RELATED PARTY TRANSACTIONS
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. The following table summarizes cash dividends TDCC declared and paid to Dow Inc. for the three months ended March 31, 2022 and 2021:

TDCC Cash Dividends Declared and Paid	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
In millions
Cash dividends declared and paid	$1,121	$703

At March 31, 2022 and December 31, 2021, TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant.

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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Mar 31, 2022
Net sales	$7,627	$4,524	$3,049	$64	$15,264
Equity in earnings (losses) of nonconsolidated affiliates	$110	$62	$3	$(1)	$174
Dow Inc. Operating EBIT [1]	$1,234	$661	$595	$(71)	$2,419
Three months ended Mar 31, 2021
Net sales	$6,082	$3,607	$2,123	$70	$11,882
Equity in earnings of nonconsolidated affiliates	$106	$115	$2	$1	$224
Dow Inc. Operating EBIT [1]	$1,228	$326	$62	$(62)	$1,554
1.Operating EBIT for TDCC for the three months ended March 31, 2022 and 2021 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income" to Operating EBIT	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Net income	$1,552	$1,006
+ Provision for income taxes	503	317
Income before income taxes	$2,055	$1,323
- Interest income	28	8
+ Interest expense and amortization of debt discount	167	196
- Significant items	(225)	(43)
Operating EBIT	$2,419	$1,554

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Mar 31, 2022
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(41)	$(41)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	(10)	(10)
Russia / Ukraine conflict charges [3]	(31)	(109)	(16)	(30)	(186)
Indemnification and other transaction related costs [4]	—	—	—	12	12
Total	$(31)	$(109)	$(16)	$(69)	$(225)
1.Includes costs associated with implementing the Company's Digital Acceleration program.
2.Includes costs associated with implementing the Company's 2020 Restructuring Program.
3.Asset related charges due to the Russia and Ukraine conflict. See Note 4 for additional information.
4.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. and Corteva Inc. as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 2 for additional information.

Significant Items by Segment	Three Months Ended Mar 31, 2021
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(33)	$(33)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	(10)	(10)
Total	$—	$—	$—	$(43)	$(43)
1.Includes costs associated with implementing the Company's Digital Acceleration program.
2.Includes costs associated with implementing the Company's 2020 Restructuring Program.

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

Russia and Ukraine Conflict
In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. Dow is monitoring and evaluating the broader economic impact, including sanctions imposed, the potential for additional sanctions and any responses from Russia that could directly affect the Company’s supply chain, business partners or customers. At the time of this filing, the conflict between Russia and Ukraine has not had and is not expected to have a material impact on the Company's financial condition or results of operations.

Dow stands in solidarity with the people of Ukraine and denounces Russia’s invasion of Ukraine. Dow fully supports and is fully complying with the sanctions implemented against Russia and the efforts of the international community to reestablish peace and safeguard democracy. Dow is prioritizing the safety and security of its colleagues in Ukraine and Russia. Dow had previously suspended all purchases of feedstocks and energy from Russia and has significantly reduced its operations and product offerings in the country. Dow has also stopped all investments in Russia and is only supplying limited essential goods to Russia, including food packaging, hygiene, cleaning and sanitation products and household goods.

In Russia, Dow operates a coatings facility as well as a consolidated joint venture which operates a polyurethanes systems facility. Dow’s sales from materials produced in Russia represents less than 1 percent of total net sales and net income.

Prior to the invasion, Dow’s business activities in Ukraine were limited to non-manufacturing facilities, including sales and marketing offices.

The Company is also providing assistance with evacuation, financial assistance, housing and other support to help employees and their families in Ukraine and is activating similar processes for the Company's Russian employees. Additionally, Dow announced humanitarian support, including a cash match for donations by Dow employees, to meet immediate needs in Ukraine and nearby countries aiding refugees.

In the first quarter of 2022, the Company recorded pretax asset related charges of $186 million due to the Russia and Ukraine conflict and the expectation that certain assets will not be recoverable. The Company's remaining net asset exposure is not significant.

OUTLOOK
Dow continues to see strong demand across its end-markets. While the geopolitical environment remains dynamic, Dow's global scale, cost advantaged positions, and industry-leading feedstock and derivative flexibility continue to enable resilient financial and operating performance. At the same time, Dow continues to advance its strategy to decarbonize and grow underlying earnings by greater than $3 billion in the transition to a more sustainable world. Dow is well-positioned to achieve mid-cycle earnings above pre-pandemic levels as it captures increasing demand for low-carbon, sustainable and circular innovations.

OVERVIEW
The following is a summary of the results for the three months ended March 31, 2022:
•The Company reported net sales in the first quarter of 2022 of $15.3 billion, up 28 percent from $11.9 billion in the first quarter of 2021, with increases across all operating segments and geographic regions. Net sales were up 6 percent from $14.4 billion in the fourth quarter of 2021, with increases in Packaging & Specialty Plastics and Performance Materials & Coatings, partially offset by a decrease in Industrial Intermediates & Infrastructure. Net sales increased in all geographic regions, except Latin America, compared with the fourth quarter of 2021.
•Local price increased 28 percent compared with the first quarter of 2021 with increases in all operating segments and geographic regions, primarily driven by tight supply and demand dynamics and increasing raw material prices. Local price increased in Packaging & Specialty Plastics (up 24 percent), Industrial Intermediates & Infrastructure (up 29 percent) and Performance Materials & Coatings (up 39 percent). Local price increased 2 percent compared with the fourth quarter of 2021.
•Volume increased 3 percent compared with the first quarter of 2021 with increases in all operating segments: Packaging & Specialty Plastics (up 4 percent), Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (up 8 percent). Volume increased 5 percent compared with the fourth quarter of 2021.
•Currency had an unfavorable impact of 3 percent on net sales compared with the first quarter of 2021, driven by Europe, Middle East, Africa and India ("EMEAI") (down 8 percent) and Asia Pacific (down 1 percent).
•Equity in earnings of nonconsolidated affiliates was $174 million in the first quarter of 2022, compared with $224 million in the first quarter of 2021, primarily due to lower equity earnings at Sadara Chemical Company ("Sadara") due to planned maintenance turnaround activity.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $1,569 million and $1,561 million, respectively, in the first quarter of 2022, compared with $991 million and $983 million in the first quarter of 2021. Earnings per share for Dow Inc. was $2.11 per share in the first quarter of 2022, compared with $1.32 per share in the first quarter of 2021.
•Cash provided by operating activities - continuing operations was $1.6 billion in the first quarter of 2022, up $1.8 billion compared with the same period last year due to increased earnings and an elective pension contribution in the year-ago period. Sequentially, cash provided by operating activities decreased $945 million as higher dividends from joint ventures were more than offset by working capital on increased sales and raw material costs.
•On February 10, 2022, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on March 11, 2022, to shareholders of record as of February 28, 2022.
•Dow Inc. repurchased $600 million of the Company's common stock in the first quarter of 2022.
•On March 22, 2022, the Company announced that Jack Broodo, President of Dow Feedstocks and Energy, will retire at the end of July 2022 after 40 years of service with Dow.
•Dow was named to FORTUNE's World's Most Admired Companies list for 2022.

In addition to the highlights above, the following events occurred subsequent to the first quarter of 2022:
•On April 13, 2022, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 10, 2022, to shareholders of record as of May 31, 2022.
•On April 13, 2022, Dow Inc.'s Board approved a new share repurchase program authorizing the repurchase of up to $3 billion of the Company's common stock, with no expiration date.
•Effective April 14, 2022, following the Company's Annual Meeting of Stockholders, Jerri DeVard, former Executive Vice President and Chief Customer Officer of Office Depot, Inc., was elected to the Company's Board.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Net sales	$15,264	$11,882

Sales Variances by Operating Segment and Geographic Region
	Three Months Ended Mar 31, 2022
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	24%	(3)%	4%	25%
Industrial Intermediates & Infrastructure	29	(5)	1	25
Performance Materials & Coatings	39	(3)	8	44
Total	28%	(3)%	3%	28%
Total, excluding the Hydrocarbons & Energy business	29%	(3)%	1%	27%
U.S. & Canada	24%	—%	13%	37%
EMEAI	37	(8)	(2)	27
Asia Pacific	19	(1)	(2)	16
Latin America	24	—	2	26
Total	28%	(3)%	3%	28%

Net sales in the first quarter of 2022 were $15.3 billion, up 28 percent from $11.9 billion in the first quarter of 2021, with local price up 28 percent, volume up 3 percent and an unfavorable currency impact of 3 percent. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily driven by tight supply and demand dynamics and increasing raw material prices. Local price increased in Packaging & Specialty Plastics (up 24 percent), Industrial Intermediates & Infrastructure (up 29 percent) and Performance Materials & Coatings (up 39 percent). Volume increases in the U.S. & Canada and Latin America were partially offset by volume decreases in EMEAI and Asia Pacific. Volume increased in Packaging & Specialty Plastics (up 4 percent), Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (up 8 percent). Currency unfavorably impacted net sales by 3 percent, driven by EMEAI (down 8 percent) and Asia Pacific (down 1 percent). Excluding the Hydrocarbons & Energy business, sales increased 27 percent.

Cost of Sales
Cost of sales was $12.4 billion in the first quarter of 2022, up from $10.1 billion in the first quarter of 2021, primarily due to increased sales volume and higher feedstocks, energy and other raw material costs, and logistics costs. The first quarter of 2022 included $38 million ($29 million in the first quarter of 2021) of costs associated with implementing the Company's digital acceleration program (related to Corporate). Cost of sales as a percentage of net sales in the first quarter of 2022 was 81.3 percent (84.7 percent in the first quarter of 2021).

Research and Development Expenses
Research and development ("R&D") expenses totaled $218 million in the first quarter of 2022, compared with $194 million in the first quarter of 2021. R&D expenses increased primarily due to higher performance-based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administration ("SG&A") expenses totaled $498 million in the first quarter of 2022, compared with $366 million in the first quarter of 2021. SG&A expenses increased primarily due to higher performance-based compensation costs and an increase in bad debt reserves.

Amortization of Intangibles
Amortization of intangibles was $88 million in the first quarter of 2022, compared with $101 million in the first quarter of 2021. See Note 9 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $186 million in the first quarter of 2022 (zero in the first quarter of 2021). In the first quarter of 2022, the Company recorded pretax asset related charges of $186 million due to the Russia and Ukraine conflict and the expectation that certain assets will not be recoverable. These charges included the write-down of inventory, the recording of bad debt reserves, and the impairment of other assets. Asset related charges by segment were as follows: $31 million in Packaging & Specialty Plastics, $109 million in Industrial Intermediates & Infrastructure, $16 million in Performance Materials & Coatings and $30 million in Corporate.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $174 million in the first quarter of 2022, compared with $224 million in the first quarter of 2021, primarily due to lower equity earnings at Sadara due to planned maintenance turnaround activity. See Note 8 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, losses on early extinguishment of debt and certain litigation matters.

In the first quarter of 2022, Sundry income (expense) - net was income of $148 million and $136 million for Dow Inc. and TDCC, respectively, compared with income of $128 million and $119 million in the first quarter of 2021. The first quarter of 2022 included non-operating pension and postretirement benefit plan credits and gains on sales of other assets and investments. In addition, Dow Inc. included a $12 million gain associated with adjustments related to the separation agreements with DuPont de Nemours, Inc. and Corteva Inc. (related to Corporate). The first quarter of 2021 included non-operating pension and postretirement benefit plan credits, a curtailment gain related to the remeasurement of U.S. pension plans and asset sales, which were partially offset by foreign currency exchange losses.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $167 million in the first quarter of 2022, compared with $196 million in the first quarter of 2021. The decrease in interest expense is primarily due to the liability management actions taken in 2021.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate for the first quarter of 2022 was 24.5 percent and 24.6 percent for Dow Inc. and TDCC, respectively, compared with 24.0 percent and 24.1 percent for the first quarter of 2021.

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $1,569 million, or $2.11 per share, in the first quarter of 2022, compared with $991 million, or $1.32 per share, in the first quarter of 2021. See Note 6 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $1,561 million in the first quarter of 2022, compared with $983 million in the first quarter of 2021. TDCC's common shares are owned solely by Dow Inc.

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

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In 2021, Dow and the Saudi Arabian Oil Company agreed to and began transitioning the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership, which is being implemented over the next five years. This transition will not impact equity earnings but is expected to reduce the Company's sales of the Sadara products over the five year period.

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Net sales	$7,627	$6,082
Operating EBIT	$1,234	$1,228
Equity earnings	$110	$106

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	24%
Currency	(3)
Volume	4
Total	25%

Packaging & Specialty Plastics net sales were $7,627 million in the first quarter of 2022, up 25 percent from net sales of $6,082 million in the first quarter of 2021, with local price up 24 percent, volume up 4 percent and an unfavorable currency impact of 3 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by robust demand. Local price increased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, increased 59 percent compared with 2021, primarily in EMEAI. Local price increased in Packaging and Specialty Plastics driven by favorable supply and demand dynamics in polyethylene, notably in industrial and consumer packaging and flexible food and beverage packaging applications. Volume increased in Hydrocarbons & Energy, primarily in the U.S. & Canada and EMEAI. Volume decreased in Packaging and Specialty Plastics, primarily in Asia Pacific and EMEAI, more than offsetting an increase in the U.S. & Canada.

Operating EBIT was $1,234 million in the first quarter of 2022, up $6 million from Operating EBIT of $1,228 million in the first quarter of 2021. Operating EBIT was relatively flat due to higher selling prices which were offset by higher feedstocks and other raw material costs and increased logistic costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
The Industrial Intermediates & Infrastructure operating segment consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances, coatings, electronics, surfactants for cleaning and sanitization, infrastructure and oil and gas. The businesses' global scale and reach, world-class technology, R&D capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-add sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability across a wide range of home comfort and appliance, building and construction, mobility and transportation, and adhesive and lubricant applications, among others. This segment also includes a portion of the results of EQUATE, TKOC, Map Ta Phut and Sadara, all joint ventures of the Company.

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In 2021, Dow and the Saudi Arabian Oil Company agreed to and began transitioning the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership, which is being implemented over the next five years. This transition will not impact equity earnings but is expected to reduce the Company's sales of the Sadara products over the five year period.

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Net sales	$4,524	$3,607
Operating EBIT	$661	$326
Equity earnings	$62	$115

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	29%
Currency	(5)
Volume	1
Total	25%

Industrial Intermediates & Infrastructure net sales were $4,524 million in the first quarter of 2022, up 25 percent from $3,607 million in the first quarter of 2021, with local price up 29 percent, volume up 1 percent, and an unfavorable currency impact of 5 percent. Local price increased in both businesses and across all geographic regions, primarily driven by strong supply and demand dynamics and rising energy prices. Currency had an unfavorable impact on sales in both businesses and was driven by EMEAI and Asia Pacific. Volume in Industrial Solutions increased in all geographic regions driven by strong demand in industrial, agriculture and coatings applications as well as improved supply availability as the year-ago period was impacted by Winter Storm Uri. Volume in Polyurethanes & Construction Chemicals increased in the U.S. & Canada, which was more than offset by decreased volume in all other geographic regions. The volume decrease in Polyurethanes & Construction Chemicals was primarily due to lower supply availability from Sadara.

Operating EBIT was $661 million in the first quarter of 2022, up $335 million from Operating EBIT of $326 million in the first quarter of 2021. Operating EBIT increased primarily due to local price increases in both businesses which was offset by lower equity earnings at Sadara and Map Ta Phut joint ventures.

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

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Net sales	$3,049	$2,123
Operating EBIT	$595	$62
Equity earnings	$3	$2

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	39%
Currency	(3)
Volume	8
Total	44%

Performance Materials & Coatings net sales were $3,049 million in the first quarter of 2022, up 44 percent from net sales of $2,123 million in the first quarter of 2021, with local price up 39 percent, volume up 8 percent and an unfavorable currency impact of 3 percent. Local price increased in both businesses and across all geographic regions. Consumer Solutions local price increased in both upstream siloxanes and downstream silicones due to favorable supply and demand dynamics and higher raw material prices. Local price increased in Coatings & Performance Monomers primarily due to improved supply and demand dynamics and higher raw material prices in acrylic monomers and architectural coatings. Volume increased in the U.S. & Canada and Asia Pacific, which were partially offset by a decrease in EMEAI. Volume increased in Consumer Solutions due to increased supply availability in siloxanes and higher demand in all geographic regions. Volume increased in Coatings & Performance Monomers in the U.S. & Canada primarily due to improved supply availability as the year-ago period was impacted by Winter Storm Uri which was partially offset by decreases in Asia Pacific, EMEAI and Latin America. The unfavorable currency impact was driven by EMEAI and Asia Pacific.

Operating EBIT was $595 million in the first quarter of 2022, up $533 million from Operating EBIT of $62 million in the first quarter of 2021. Operating EBIT increased primarily due to margin expansion and higher volume in Consumer Solutions.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended
In millions	Mar 31, 2022	Mar 31, 2021
Net sales	$64	$70
Operating EBIT	$(71)	$(62)
Equity earnings (losses)	$(1)	$1

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $64 million in the first quarter of 2022, a decrease from net sales of $70 million in the first quarter of 2021.

Operating EBIT was a loss of $71 million in the first quarter of 2022, compared with a loss of $62 million in the first quarter and 2021. Operating EBIT declined primarily due to increased environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,143 million at March 31, 2022 and $2,988 million at December 31, 2021, of which $1,897 million at March 31, 2022 and $1,745 million at December 31, 2021 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At March 31, 2022, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Three Months Ended		Three Months Ended
	Mar 31, 2022	Mar 31, 2021	Mar 31, 2022	Mar 31, 2021
In millions
Cash provided by (used for):
Operating activities - continuing operations	$1,612	$(228)	$1,611	$(109)
Operating activities - discontinued operations	(9)	(63)	—	—
Operating activities	1,603	(291)	1,611	(109)
Investing activities	(367)	(13)	(367)	(13)
Financing activities	(1,017)	(595)	(1,025)	(777)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	(48)	(45)	(48)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	174	(947)	174	(947)
Cash, cash equivalents and restricted cash at beginning of period	3,033	5,108	3,033	5,108
Cash, cash equivalents and restricted cash at end of period	$3,207	$4,161	$3,207	$4,161
Less: Restricted cash and cash equivalents, included in "Other current assets"	64	28	64	28
Cash and cash equivalents at end of period	$3,143	$4,133	$3,143	$4,133

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first three months of 2022 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital requirements and performance-based compensation payments. Cash used for operating activities from continuing operations in the first three months of 2021 was primarily driven by elective pension contributions, cash used for working capital requirements and performance-based compensation payments, which were partially offset by the Company's cash earnings and dividends from equity method investments.

Net Working Capital	Dow Inc.		TDCC
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
In millions
Current assets	$22,165	$20,848	$22,136	$20,837
Current liabilities	13,054	13,226	12,885	13,046
Net working capital	$9,111	$7,622	$9,251	$7,791
Current ratio	1.70:1	1.58:1	1.72:1	1.60:1

Working Capital Metrics	Three Months Ended
	Mar 31, 2022	Mar 31, 2021

Days sales outstanding in trade receivables	42	41
Days sales in inventory	55	53
Days payables outstanding	60	53

Cash used for operating activities from discontinued operations in the first three months of 2022 and 2021 primarily related to cash payments and receipts Dow Inc. had with DuPont de Nemours, Inc. and Corteva Inc. that related to certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont"). See Note 2 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities in the first three months of 2022 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. Cash used for investing activities in the first three months of 2021 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments, which included partial monetization of the Company's investment in company-owned life insurance policies.

The Company's capital expenditures were $315 million in the first three months of 2022, compared with $289 million in the first three months of 2021. The Company expects full year capital spending in 2022 to be approximately $2.2 billion. The Company will adjust its spending through the year as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first three months of 2022 included debt related activity, partially offset by collections related to securitization programs and proceeds from the issuance of common stock. In addition, Dow Inc. included a cash outflow for dividends paid to stockholders and purchases of treasury stock. TDCC included a cash outflow for dividends paid to Dow Inc. Cash used for financing activities in the first three months of 2021 included payments on long-term debt, which was partially offset by proceeds from issuance of common stock. In addition, Dow Inc. included a cash outflow for dividends paid to stockholders and TDCC included a cash outflow for dividends paid to Dow Inc. See Note 11 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

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

Reconciliation of Free Cash Flow	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
In millions
Cash provided by (used for) operating activities - continuing operations (GAAP)	$1,612	$(228)
Capital expenditures	(315)	(289)
Free cash flow (non-GAAP) [1]	$1,297	$(517)
1.Free cash flow in the first quarter of 2021 reflects a $1 billion elective pension contribution.

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Three Months Ended
	Mar 31, 2022	Mar 31, 2021
In millions
Net income (GAAP)	$1,552	$1,006
+ Provision for income taxes	503	317
Income before income taxes	$2,055	$1,323
- Interest income	28	8
+ Interest expense and amortization of debt discount	167	196
- Significant items ¹	(225)	(43)
Operating EBIT (non-GAAP)	$2,419	$1,554
+ Depreciation and amortization	752	717
Operating EBITDA (non-GAAP)	$3,171	$2,271
Cash provided by (used for) operating activities - continuing operations (GAAP)	$1,612	$(228)
Cash flow conversion (Operating EBITDA to cash flow from operations) (non-GAAP) [2]	50.8%	(10.0)%
1.The three months ended March 31, 2022 includes costs associated with implementing the Company's Digital Acceleration program and 2020 Restructuring Program, asset related charges due to the Russia and Ukraine conflict and activity related to the separation from DowDuPont. The three months ended March 31, 2021 includes costs associated with implementing the Company's Digital Acceleration program and 2020 Restructuring Program. See Note 22 to the Consolidated Financial Statements for additional information.
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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at March 31, 2022. Cash and committed and available forms of liquidity were $12.8 billion at March 31, 2022. The Company also has no substantive long-term debt maturities due until 2026. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at March 31, 2022. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to March 31, 2022, TDCC issued approximately $790 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At March 31, 2022, TDCC had total committed and available credit facilities of $8.4 billion. See Note 11 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the first quarter of 2022, the Company sold $250 million of receivables under the U.S. and Europe committed accounts receivable facilities. See Note 10 to the Consolidated Financial Statements for additional information.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. The Company had no outstanding monetization of its existing COLI policies' surrender value at March 31, 2022. For additional information, see Note 7 to the Consolidated Financial Statements included in the 2021 10-K.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. The Company had no drawdowns outstanding at March 31, 2022.

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

Total Debt	Dow Inc.		TDCC
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
In millions
Notes payable	$92	$161	$92	$161
Long-term debt due within one year	355	231	355	231
Long-term debt	14,108	14,280	14,108	14,280
Gross debt	$14,555	$14,672	$14,555	$14,672
- Cash and cash equivalents	3,143	2,988	3,143	2,988
- Marketable securities [1]	242	245	242	245
Net debt	$11,170	$11,439	$11,170	$11,439
Total equity	$19,425	$18,739	$19,699	$19,029
Gross debt as a percent of total capitalization	42.8%	43.9%	42.5%	43.5%
Net debt as a percent of total capitalization	36.5%	37.9%	36.2%	37.5%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year

Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.40 to 1.00 at March 31, 2022. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2022. For information on TDCC's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2021 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2022.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At March 31, 2022, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Board. The dividends declared by the Board align to the Company's strategy announced in 2018 of returning approximately 45 percent of operating net income1 to the shareholders through the dividend and total shareholder remuneration of approximately 65 percent, when including share repurchases, over the economic cycle. The following table summarizes cash dividends declared by the Board and paid to common stockholders of record by Dow Inc. in 2022:

Dow Inc. Cash Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 10, 2022	February 28, 2022	March 11, 2022	$0.70
April 13, 2022	May 31, 2022	June 10, 2022	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2022, TDCC declared and paid a dividend to Dow Inc. of $1,121 million ($703 million for the three months ended March 31, 2021). At March 31, 2022, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 21 to the Consolidated Financial Statements for additional information.

1.Operating net income is a non-GAAP measure that Dow defines as "Net income available for Dow Inc. common stockholders," excluding the impact of significant items.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company repurchased $600 million of its common stock in the first quarter of 2022. At March 31, 2022, approximately $775 million of the share repurchase program authorization remained available for repurchases. On April 13, 2022, Dow Inc.'s Board approved a new share repurchase program authorizing the repurchase of up to $3 billion of the Company's common stock, with no expiration date. The Company intends to complete the current share repurchase program before commencing the new one. As previously announced, the Company intends to, at a minimum, repurchase shares to cover dilution. With the announcement of the new share repurchase program, the Company will be opportunistic in expanding its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, is intended to implement the long-term strategy of ensuring shareholder remuneration is approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. See Note 16 to the Consolidated Financial Statements and Note 20 to the Consolidated Financial Statements included in the 2021 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2020 Restructuring Program are expected to result in additional cash expenditures of $108 million, primarily through the third quarter of 2022, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, are expected to result in additional cash expenditures of approximately $35 million, primarily through the third quarter of 2022. Restructuring implementation costs totaled $10 million in the first quarter of 2022.

The Company expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits related to its other optimization activities. These costs cannot be reasonably estimated at this time. See Note 4 to the Consolidated Financial Statements for additional information on the Company's restructuring activities.

Digital Acceleration
In 2021, Dow announced plans to further advance and expand its digitalization efforts to deliver long-term value creation, by accelerating investment in three key areas: expanding digital tools to accelerate materials science innovation; further enhancing the e-commerce buying and fulfillment experience for Dow's customers; and adopting real-time digital manufacturing insights, operational data intelligence and demand sensing to enhance the productivity and reliability of Dow’s operations. The Company expects more than $300 million in incremental annual run rate Operating EBITDA generation by the end of 2025 related to digital acceleration, with an additional one-time $100 million in structural working capital efficiency gains, driven in part by enhanced planning from digital tools. The activities related to digital acceleration are expected to result in additional cash expenditures of approximately $190 million, primarily through the end of 2022. Digital acceleration expenses totaled $41 million in the first quarter of 2022.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 15, 16, 17 and 20 to the Consolidated Financial Statements included in the 2021 10-K. There have been no material changes in the Company’s contractual obligations since December 31, 2021.

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

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2021 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 10-K. Since December 31, 2021, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2022	2021
Claims unresolved at Jan 1	8,747	9,126
Claims filed	1,214	1,110
Claims settled, dismissed or otherwise resolved	(1,154)	(1,428)
Claims unresolved at Mar 31	8,807	8,808
Claimants with claims against both Union Carbide and Amchem	(2,072)	(2,541)
Individual claimants at Mar 31	6,735	6,267

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 12 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 16 to the Consolidated Financial Statements included in the 2021 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 18 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2021, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first three months of 2022. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Environmental Proceedings
On May 17, 2021, the Company received a civil complaint from the State of Texas ("State") on behalf of the Texas Commission on Environmental Quality. The complaint, filed in the 250th District Court of Travis County, Texas, alleges environmental violations at the Company's Freeport, Texas, site involving 12 discrete air emissions events. The State is seeking monetary relief of no more than $1 million and injunctive relief to prevent recurrence. On August 31, 2021, the State informed the Company that it would be including additional air emissions events in the complaint, which may impact the monetary relief sought by the State. Discussions between the Company and the Texas Office of the Attorney General are ongoing.

On February 3, 2022, the U.S. Environmental Protection Agency (“EPA”) proposed a draft administrative order to resolve alleged violations at the Rohm and Haas Chemicals facility in Kankakee, Illinois, relating to a storage tank at the site that does not have certain control equipment specified by EPA Clean Air Act regulations. This issue was self-disclosed by the facility to the Illinois Environmental Protection Agency in 2015. Negotiations with the agencies are ongoing.

ITEM 1A. RISK FACTORS
Since December 31, 2021, there have been no material changes to the Company's Risk Factors, except as noted below:

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

Economic conditions around the world, and in certain industries in which the Company does business, also impact sales price and volume. As a result, market uncertainty or an economic downturn driven by political tensions; war, including the ongoing conflict between Russia and Ukraine and the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on the Company’s results of operations.

In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. Dow suspended all purchases of feedstocks and energy from Russia and has significantly reduced its operations and product offerings in the country. Dow has also stopped all investments in Russia and is only supplying limited essential goods to Russia. These actions have not had and are not expected to have a material impact on the Company's financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on raw materials and energy; and heightened cybersecurity threats.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2022	—	$—	—	$1,375
February 2022	4,781,447	$60.73	4,781,447	$1,085
March 2022	5,238,898	$59.10	5,238,898	$775
First quarter 2022	10,020,345	$59.88	10,020,345	$775
1.On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. On April 13, 2022, Dow Inc.'s Board approved a new share repurchase program authorizing the repurchase of up to $3.0 billion of the Company's common stock, with no expiration date. The Company intends to complete the current share repurchase program before commencing the new one.

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

Date: April 22, 2022

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)