Form 10-Q
period 2022-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2022-07-22
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Dow Inc. had 718,167,477 shares of common stock, $0.01 par value, outstanding at June 30, 2022. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2022, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net sales	$15,664	$13,885	$30,928	$25,767
Cost of sales	12,899	10,740	25,301	20,802
Research and development expenses	217	228	435	422
Selling, general and administrative expenses	435	440	933	806
Amortization of intangibles	85	100	173	201
Restructuring and asset related charges - net	—	22	186	22
Equity in earnings of nonconsolidated affiliates	195	278	369	502
Sundry income (expense) - net	75	(3)	223	125
Interest income	36	13	64	21
Interest expense and amortization of debt discount	165	187	332	383
Income before income taxes	2,169	2,456	4,224	3,779
Provision for income taxes	488	524	991	841
Net income	1,681	1,932	3,233	2,938
Net income attributable to noncontrolling interests	20	31	3	46
Net income available for Dow Inc. common stockholders	$1,661	$1,901	$3,230	$2,892

Per common share data:
Earnings per common share - basic	$2.28	$2.53	$4.40	$3.86
Earnings per common share - diluted	$2.26	$2.51	$4.37	$3.83

Weighted-average common shares outstanding - basic	725.7	747.0	730.2	745.9
Weighted-average common shares outstanding - diluted	731.5	752.9	735.6	751.4

Depreciation	$486	$518	$977	$1,033
Capital expenditures	$457	$333	$772	$622
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net income	$1,681	$1,932	$3,233	$2,938
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(153)	17	(249)	(32)
Cumulative translation adjustments	(514)	65	(678)	(188)
Pension and other postretirement benefit plans	122	149	231	1,283
Derivative instruments	137	6	469	116
Total other comprehensive income (loss)	(408)	237	(227)	1,179
Comprehensive income	1,273	2,169	3,006	4,117
Comprehensive income attributable to noncontrolling interests, net of tax	20	31	3	46
Comprehensive income attributable to Dow Inc.	$1,253	$2,138	$3,003	$4,071
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2022	Dec 31, 2021
Assets
Current Assets
Cash and cash equivalents	$2,367	$2,988
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2022: $212; 2021: $54)	7,474	6,841
Other	2,243	2,713
Inventories	8,225	7,372
Other current assets	1,460	934
Total current assets	21,769	20,848
Investments
Investment in nonconsolidated affiliates	1,862	2,045
Other investments (investments carried at fair value - 2022: $1,753; 2021: $2,079)	2,782	3,193
Noncurrent receivables	537	478
Total investments	5,181	5,716
Property
Property	57,180	57,604
Less: Accumulated depreciation	37,020	37,049
Net property	20,160	20,555
Other Assets
Goodwill	8,605	8,764
Other intangible assets (net of accumulated amortization - 2022: $4,833; 2021: $4,725)	2,616	2,881
Operating lease right-of-use assets	1,272	1,412
Deferred income tax assets	1,118	1,358
Deferred charges and other assets	1,422	1,456
Total other assets	15,033	15,871
Total Assets	$62,143	$62,990
Liabilities and Equity
Current Liabilities
Notes payable	$295	$161
Long-term debt due within one year	361	231
Accounts payable:
Trade	5,693	5,577
Other	2,824	2,839
Operating lease liabilities - current	290	314
Income taxes payable	462	623
Accrued and other current liabilities	3,384	3,481
Total current liabilities	13,309	13,226
Long-Term Debt	13,065	14,280
Other Noncurrent Liabilities
Deferred income tax liabilities	752	506
Pension and other postretirement benefits - noncurrent	6,934	7,557
Asbestos-related liabilities - noncurrent	887	931
Operating lease liabilities - noncurrent	1,043	1,149
Other noncurrent obligations	6,646	6,602
Total other noncurrent liabilities	16,262	16,745
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2022: 768,558,885 shares; 2021: 764,226,882 shares)	8	8
Additional paid-in capital	8,343	8,151
Retained earnings	22,827	20,623
Accumulated other comprehensive loss	(9,204)	(8,977)
Unearned ESOP shares	—	(15)
Treasury stock at cost (2022: 50,391,408 shares; 2021: 29,011,573 shares)	(3,001)	(1,625)
Dow Inc.’s stockholders’ equity	18,973	18,165
Noncontrolling interests	534	574
Total equity	19,507	18,739
Total Liabilities and Equity	$62,143	$62,990
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2022	Jun 30, 2021
Operating Activities
Net income	$3,233	$2,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,436	1,462
Provision for deferred income tax	348	388
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	289	(283)
Net periodic pension benefit cost	14	29
Pension contributions	(89)	(1,109)
Net (gain) loss on sales of assets, businesses and investments	6	(50)
Restructuring and asset related charges - net	186	22
Other net loss	92	224
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(767)	(1,903)
Inventories	(908)	(1,278)
Accounts payable	69	1,357
Other assets and liabilities, net	(441)	(4)
Cash provided by operating activities - continuing operations	3,468	1,793
Cash used for operating activities - discontinued operations	(11)	(80)
Cash provided by operating activities	3,457	1,713
Investing Activities
Capital expenditures	(772)	(622)
Investment in gas field developments	(80)	(24)
Purchases of previously leased assets	(3)	(3)
Proceeds from sales of property and businesses, net of cash divested	5	10
Acquisitions of property and businesses, net of cash acquired	—	(107)
Investments in and loans to nonconsolidated affiliates	(33)	—
Distributions and loan repayments from nonconsolidated affiliates	10	11
Proceeds from sales of ownership interests in nonconsolidated affiliates	11	—
Purchases of investments	(278)	(560)
Proceeds from sales and maturities of investments	418	527
Other investing activities, net	(41)	—
Cash used for investing activities	(763)	(768)
Financing Activities
Changes in short-term notes payable	180	(38)
Proceeds from issuance of short-term debt greater than three months	—	72
Payments on short-term debt greater than three months	(14)	—
Proceeds from issuance of long-term debt	49	68
Payments on long-term debt	(927)	(1,425)
Purchases of treasury stock	(1,400)	(200)
Proceeds from issuance of stock	97	200
Transaction financing, debt issuance and other costs	(7)	(95)
Employee taxes paid for share-based payment arrangements	(34)	(11)
Distributions to noncontrolling interests	(22)	(28)
Dividends paid to stockholders	(1,018)	(1,043)
Cash used for financing activities	(3,096)	(2,500)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(162)	(12)
Summary
Decrease in cash, cash equivalents and restricted cash	(564)	(1,567)
Cash, cash equivalents and restricted cash at beginning of period	3,033	5,108
Cash, cash equivalents and restricted cash at end of period	$2,469	$3,541
Less: Restricted cash and cash equivalents, included in "Other current assets"	102	50
Cash and cash equivalents at end of period	$2,367	$3,491
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	8,217	7,743	8,151	7,595
Common stock issued/sold	62	73	97	200
Stock-based compensation and allocation of ESOP shares	84	82	119	103
Treasury stock issuances - compensation and benefit plans	(20)	—	(24)	—
Balance at end of period	8,343	7,898	8,343	7,898
Retained Earnings
Balance at beginning of period	21,672	16,829	20,623	16,361
Net income available for Dow Inc. common stockholders	1,661	1,901	3,230	2,892
Dividends to stockholders	(505)	(522)	(1,018)	(1,043)
Other	(1)	(8)	(8)	(10)
Balance at end of period	22,827	18,200	22,827	18,200
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,796)	(9,913)	(8,977)	(10,855)
Other comprehensive income (loss)	(408)	237	(227)	1,179
Balance at end of period	(9,204)	(9,676)	(9,204)	(9,676)
Unearned ESOP Shares
Balance at beginning of period	—	(39)	(15)	(49)
Allocation of ESOP shares	—	7	15	17
Balance at end of period	—	(32)	—	(32)
Treasury Stock
Balance at beginning of period	(2,221)	(625)	(1,625)	(625)
Treasury stock purchases	(800)	(200)	(1,400)	(200)
Treasury stock issuances - compensation and benefit plans	20	—	24	—
Balance at end of period	(3,001)	(825)	(3,001)	(825)
Dow Inc.'s stockholders' equity	18,973	15,573	18,973	15,573
Noncontrolling Interests	534	580	534	580
Total Equity	$19,507	$16,153	$19,507	$16,153

Dividends declared per share of common stock	$0.70	$0.70	$1.40	$1.40
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net sales	$15,664	$13,885	$30,928	$25,767
Cost of sales	12,899	10,739	25,297	20,800
Research and development expenses	217	228	435	422
Selling, general and administrative expenses	434	440	932	806
Amortization of intangibles	85	100	173	201
Restructuring and asset related charges - net	—	22	186	22
Equity in earnings of nonconsolidated affiliates	195	278	369	502
Sundry income (expense) - net	78	6	214	125
Interest income	38	13	66	21
Interest expense and amortization of debt discount	165	187	332	383
Income before income taxes	2,175	2,466	4,222	3,781
Provision for income taxes	488	521	991	838
Net income	1,687	1,945	3,231	2,943
Net income attributable to noncontrolling interests	20	31	3	46
Net income available for The Dow Chemical Company common stockholder	$1,667	$1,914	$3,228	$2,897

Depreciation	$486	$518	$977	$1,033
Capital expenditures	$457	$333	$772	$622
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net income	$1,687	$1,945	$3,231	$2,943
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(153)	17	(249)	(32)
Cumulative translation adjustments	(514)	65	(678)	(188)
Pension and other postretirement benefit plans	122	149	231	1,283
Derivative instruments	137	6	469	116
Total other comprehensive income (loss)	(408)	237	(227)	1,179
Comprehensive income	1,279	2,182	3,004	4,122
Comprehensive income attributable to noncontrolling interests, net of tax	20	31	3	46
Comprehensive income attributable to The Dow Chemical Company	$1,259	$2,151	$3,001	$4,076
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2022	Dec 31, 2021
Assets
Current Assets
Cash and cash equivalents	$2,367	$2,988
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2022: $212; 2021: $54)	7,474	6,841
Other	2,242	2,712
Inventories	8,225	7,372
Other current assets	1,425	924
Total current assets	21,733	20,837
Investments
Investment in nonconsolidated affiliates	1,862	2,045
Other investments (investments carried at fair value - 2022: $1,753; 2021: $2,079)	2,782	3,193
Noncurrent receivables	527	452
Total investments	5,171	5,690
Property
Property	57,180	57,604
Less accumulated depreciation	37,020	37,049
Net property	20,160	20,555
Other Assets
Goodwill	8,605	8,764
Other intangible assets (net of accumulated amortization - 2022: $4,833; 2021: $4,725)	2,616	2,881
Operating lease right-of-use assets	1,272	1,412
Deferred income tax assets	1,118	1,358
Deferred charges and other assets	1,421	1,455
Total other assets	15,032	15,870
Total Assets	$62,096	$62,952
Liabilities and Equity
Current Liabilities
Notes payable	$295	$161
Long-term debt due within one year	361	231
Accounts payable:
Trade	5,692	5,577
Other	2,824	2,841
Operating lease liabilities - current	290	314
Income taxes payable	462	623
Accrued and other current liabilities	3,232	3,299
Total current liabilities	13,156	13,046
Long-Term Debt	13,065	14,280
Other Noncurrent Liabilities
Deferred income tax liabilities	752	506
Pension and other postretirement benefits - noncurrent	6,934	7,557
Asbestos-related liabilities - noncurrent	887	931
Operating lease liabilities - noncurrent	1,043	1,149
Other noncurrent obligations	6,505	6,454
Total other noncurrent liabilities	16,121	16,597
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	8,375	8,159
Retained earnings	20,049	19,288
Accumulated other comprehensive loss	(9,204)	(8,977)
Unearned ESOP shares	—	(15)
The Dow Chemical Company’s stockholder's equity	19,220	18,455
Noncontrolling interests	534	574
Total equity	19,754	19,029
Total Liabilities and Equity	$62,096	$62,952
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2022	Jun 30, 2021
Operating Activities
Net income	$3,231	$2,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,436	1,462
Provision for deferred income tax	348	388
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	289	(283)
Net periodic pension benefit cost	14	29
Pension contributions	(89)	(1,109)
Net (gain) loss on sales of assets, businesses and investments	6	(50)
Restructuring and asset related charges - net	186	22
Other net loss	97	224
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(767)	(1,903)
Inventories	(908)	(1,278)
Accounts payable	69	1,357
Other assets and liabilities, net	(419)	110
Cash provided by operating activities	3,493	1,912
Investing Activities
Capital expenditures	(772)	(622)
Investment in gas field developments	(80)	(24)
Purchases of previously leased assets	(3)	(3)
Proceeds from sales of property and businesses, net of cash divested	5	10
Acquisitions of property and businesses, net of cash acquired	—	(107)
Investments in and loans to nonconsolidated affiliates	(33)	—
Distributions and loan repayments from nonconsolidated affiliates	10	11
Proceeds from sales of ownership interests in nonconsolidated affiliates	11	—
Purchases of investments	(278)	(560)
Proceeds from sales and maturities of investments	418	527
Other investing activities, net	(41)	—
Cash used for investing activities	(763)	(768)
Financing Activities
Changes in short-term notes payable	180	(38)
Proceeds from issuance of short-term debt greater than three months	—	72
Payments on short-term debt greater than three months	(14)	—
Proceeds from issuance of long-term debt	49	68
Payments on long-term debt	(927)	(1,425)
Proceeds from issuance of stock	97	200
Transaction financing, debt issuance and other costs	(7)	(95)
Employee taxes paid for share-based payment arrangements	(34)	(11)
Distributions to noncontrolling interests	(22)	(28)
Dividends paid to Dow Inc.	(2,454)	(1,442)
Cash used for financing activities	(3,132)	(2,699)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(162)	(12)
Summary
Decrease in cash, cash equivalents and restricted cash	(564)	(1,567)
Cash, cash equivalents and restricted cash at beginning of period	3,033	5,108
Cash, cash equivalents and restricted cash at end of period	$2,469	$3,541
Less: Restricted cash and cash equivalents, included in "Other current assets"	102	50
Cash and cash equivalents at end of period	$2,367	$3,491
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	8,229	7,751	8,159	7,603
Issuance of parent company stock - Dow Inc.	62	73	97	200
Stock-based compensation and allocation of ESOP shares	84	82	119	103
Balance at end of period	8,375	7,906	8,375	7,906
Retained Earnings
Balance at beginning of period	19,721	16,577	19,288	16,300
Net income available for The Dow Chemical Company common stockholder	1,667	1,914	3,228	2,897
Dividends to Dow Inc.	(1,333)	(739)	(2,454)	(1,442)
Other	(6)	(7)	(13)	(10)
Balance at end of period	20,049	17,745	20,049	17,745
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,796)	(9,913)	(8,977)	(10,855)
Other comprehensive income (loss)	(408)	237	(227)	1,179
Balance at end of period	(9,204)	(9,676)	(9,204)	(9,676)
Unearned ESOP Shares
Balance at beginning of period	—	(39)	(15)	(49)
Allocation of ESOP shares	—	7	15	17
Balance at end of period	—	(32)	—	(32)
The Dow Chemical Company's stockholder's equity	19,220	15,943	19,220	15,943
Noncontrolling Interests	534	580	534	580
Total Equity	$19,754	$16,523	$19,754	$16,523
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

Agreements Related to the Separation and Distribution
The impacts of indemnifications and other post-separation matters relating to Dow's separation from DowDuPont were primarily included in the consolidated financial statements of Dow Inc. At June 30, 2022, the Company had assets of $19 million (zero at December 31, 2021) included in "Other current assets" and $2 million ($20 million at December 31, 2021) included in "Noncurrent receivables," and liabilities of $123 million ($148 million at December 31, 2021) included in "Accrued and other current liabilities" and $33 million ($39 million at December 31, 2021) included in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc. related to these agreements.

In addition, the Company deferred a portion of the cash distribution received from DowDuPont at separation and recorded an associated liability with an offset to "Retained earnings" in the consolidated balance sheets of Dow Inc. At June 30, 2022, $10 million ($15 million at December 31, 2021) of this liability was recorded in "Accrued and other current liabilities" and $96 million ($96 million at December 31, 2021) was recorded in "Other noncurrent obligations" in the consolidated balance sheets of Dow Inc.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 99 percent for the three and six months ended June 30, 2022 (98 percent for the three and six months ended June 30, 2021). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2022, the Company had unfulfilled performance obligations of $911 million ($829 million at December 31, 2021) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Hydrocarbons & Energy	$2,779	$2,008	$5,195	$3,759
Packaging and Specialty Plastics	5,454	5,113	10,665	9,444
Packaging & Specialty Plastics	$8,233	$7,121	$15,860	$13,203
Industrial Solutions	$1,446	$1,201	$2,961	$2,250
Polyurethanes & Construction Chemicals	2,919	3,012	5,924	5,568
Other	5	2	9	4
Industrial Intermediates & Infrastructure	$4,370	$4,215	$8,894	$7,822
Coatings & Performance Monomers	$1,129	$1,010	$2,204	$1,865
Consumer Solutions	1,874	1,455	3,848	2,723
Performance Materials & Coatings	$3,003	$2,465	$6,052	$4,588
Corporate	$58	$84	$122	$154
Total	$15,664	$13,885	$30,928	$25,767

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
U.S. & Canada	$5,707	$4,927	$11,244	$8,955
EMEAI [1]	5,677	5,102	11,189	9,431
Asia Pacific	2,673	2,479	5,426	4,844
Latin America	1,607	1,377	3,069	2,537
Total	$15,664	$13,885	$30,928	$25,767
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

Revenue recognized in the first six months of 2022 from amounts included in contract liabilities at the beginning of the period was approximately $105 million (approximately $180 million in the first six months of 2021). In the first six months of 2022 and 2021, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant.

The following table summarizes contract assets and liabilities at June 30, 2022 and December 31, 2021:

Contract Assets and Liabilities	Balance Sheet Classification	Jun 30, 2022	Dec 31, 2021
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$7,474	$6,841
Contract assets - current	Other current assets	$36	$34
Contract assets - noncurrent	Deferred charges and other assets	$25	$26
Contract liabilities - current	Accrued and other current liabilities	$259	$209
Contract liabilities - noncurrent [1]	Other noncurrent obligations	$1,818	$1,925
1.The decrease from December 31, 2021 to June 30, 2022 was due to the recognition of revenue on long-term product supply agreements and reclassification of deferred royalty payments from noncurrent to current.

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

2020 Restructuring Program
Actions related to the restructuring program approved by the Board of Dow Inc. on September 29, 2020 ("2020 Restructuring Program") were substantially complete at the end of 2021, with the exception of certain cash payments that will continue through 2022 and into 2023. The following table summarizes the activities related to the 2020 Restructuring Program since January 1, 2021:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Jan 1, 2021	$289	$—	$75	$364
Cash payments	(37)	—	(12)	(49)
Reserve balance at Mar 31, 2021	$252	$—	$63	$315
Packaging & Specialty Plastics	$—	$—	$8	$8
Industrial Intermediates & Infrastructure	—	1	—	1
Performance Materials & Coatings	—	8	2	10
Corporate	—	3	—	3
Total restructuring charges	$—	$12	$10	$22
Charges against the reserve	—	(12)	—	(12)
Cash payments	(53)	—	(3)	(56)
Reserve balance at Jun 30, 2021	$199	$—	$70	$269
Cash payments	(55)	—	(2)	(57)
Reserve balance at Sep 30, 2021	$144	$—	$68	$212
Restructuring charges - Corporate	$(10)	$—	$—	$(10)
Cash payments	(30)	—	(4)	(34)
Reserve balance at Dec 31, 2021	$104	$—	$64	$168
Cash payments	(59)	—	(1)	(60)
Reserve balance at Mar 31, 2022	$45	$—	$63	$108
Cash payments	(8)	—	(2)	(10)
Reserve balance at Jun 30, 2022	$37	$—	$61	$98

At June 30, 2022, $44 million of the reserve balance was included in "Accrued and other current liabilities" ($112 million at December 31, 2021) and $54 million was included in "Other noncurrent obligations" ($56 million at December 31, 2021) in the consolidated balance sheets.

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

2022 Asset Related Charges
In the first quarter of 2022, the Company recorded pretax asset related charges of $186 million due to the Russia and Ukraine conflict and the expectation that certain assets will not be recoverable. These charges included the write-down of inventory, the recording of bad debt reserves and the impairment of other assets. Asset related charges by segment were as follows: $31 million in Packaging & Specialty Plastics, $109 million in Industrial Intermediates & Infrastructure, $16 million in Performance Materials & Coatings and $30 million in Corporate.

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Non-operating pension and other postretirement benefit plan net credits [1]	$89	$86	$178	$161
Foreign exchange losses	(17)	(8)	(15)	(16)
Loss on early extinguishment of debt [2]	(8)	(102)	(8)	(102)
Gains on sales of other assets and investments	12	14	43	62
Indemnification and other transaction related costs [3]	(8)	(5)	4	(5)
Other - net	7	12	21	25
Total sundry income (expense) – net	$75	$(3)	$223	$125
1.See Note 16 for additional information.
2.See Note 11 for additional information.
3.See Note 2 for additional information.

TDCC Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Non-operating pension and other postretirement benefit plan net credits [1]	$89	$86	$178	$161
Foreign exchange losses	(22)	(4)	(20)	(16)
Loss on early extinguishment of debt [2]	(8)	(102)	(8)	(102)
Gains on sales of other assets and investments	12	14	43	62
Other - net	7	12	21	20
Total sundry income (expense) – net	$78	$6	$214	$125
1.See Note 16 for additional information.
2.See Note 11 for additional information.

NOTE 6 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and six months ended June 30, 2022 and 2021. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net income	$1,681	$1,932	$3,233	$2,938
Net income attributable to noncontrolling interests	20	31	3	46
Net income attributable to participating securities [1]	9	10	17	15
Net income attributable to common stockholders	$1,652	$1,891	$3,213	$2,877

Earnings Per Share - Basic and Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Earnings per common share - basic	$2.28	$2.53	$4.40	$3.86
Earnings per common share - diluted	$2.26	$2.51	$4.37	$3.83

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Weighted-average common shares outstanding - basic	725.7	747.0	730.2	745.9
Plus dilutive effect of equity compensation plans	5.8	5.9	5.4	5.5
Weighted-average common shares outstanding - diluted	731.5	752.9	735.6	751.4
Stock options and restricted stock units excluded from EPS calculations [2]	4.0	3.8	5.4	4.8
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2022	Dec 31, 2021
In millions
Finished goods	$5,174	$4,554
Work in process	1,994	1,615
Raw materials	1,024	822
Supplies	871	866
Total	$9,063	$7,857
Adjustment of inventories to a LIFO basis	(838)	(485)
Total inventories	$8,225	$7,372

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

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates	Jun 30, 2022	Dec 31, 2021
In millions
Investment in nonconsolidated affiliates	$1,862	$2,045
Other noncurrent obligations	(103)	—
Net investment in nonconsolidated affiliates	$1,759	$2,045

Dividends from Nonconsolidated Affiliates	Six Months Ended
In millions	Jun 30, 2022 [1]	Jun 30, 2021 [2]
Dividends from nonconsolidated affiliates	$736	$219
1.$658 million included in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows and $78 million included in "Accounts and notes receivable - Other" in the consolidated balance sheets.
2.Included in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows.

In the first half of 2022, EQUATE Petrochemical Company K.S.C.C. ("EQUATE") paid dividends of $397 million ($79 million in the first half of 2021), reflected in "Earnings of nonconsolidated affiliates less than (in excess of) dividends received" in the consolidated statements of cash flows. As a result, at June 30, 2022, the Company had a negative investment balance in EQUATE of $103 million included in "Other noncurrent obligations" (positive $115 million at December 31, 2021 included in "Investment in nonconsolidated affiliates") in the consolidated balance sheets.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2021	$5,105	$1,096	$2,563	$8,764
Foreign currency impact	(8)	(4)	(147)	(159)
Net goodwill at Jun 30, 2022	$5,097	$1,092	$2,416	$8,605

The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets	Jun 30, 2022			Dec 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,633	$(1,947)	$686	$2,637	$(1,871)	$766
Software	1,368	(950)	418	1,396	(945)	451
Trademarks/tradenames	352	(345)	7	352	(344)	8
Customer-related	3,079	(1,591)	1,488	3,204	(1,565)	1,639
Total other intangible assets, finite lives	$7,432	$(4,833)	$2,599	$7,589	$(4,725)	$2,864
In-process research and development	17	—	17	17	—	17
Total other intangible assets	$7,449	$(4,833)	$2,616	$7,606	$(4,725)	$2,881

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Other intangible assets, excluding software	$85	$100	$173	$201
Software, included in “Cost of sales”	$20	$23	$40	$45

Total estimated amortization expense for 2022 and the five succeeding fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense
In millions
2022	$415
2023	$381
2024	$362
2025	$271
2026	$196
2027	$164

NOTE 10 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains committed accounts receivable facilities with various financial institutions, including in the United States, which expires in November 2022 (“U.S. A/R Program”) and in Europe, which expires in July 2023 (“Europe A/R Program” and together with the U.S. A/R Program, "the Programs"). Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. A/R Program and up to €500 million for the Europe A/R Program. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 12 for additional information related to guarantees. In the second quarter of 2022, the Company sold $141 million of receivables under the Programs ($391 million in the first six months of 2022; zero for the three and six months ended June 30, 2021).

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Jun 30, 2022	Dec 31, 2021
In millions
Commercial paper	$200	$—
Notes payable to banks and other lenders	95	161
Total notes payable	$295	$161
Period-end average interest rates	4.59%	5.78%

Long-Term Debt	2022 Average Rate	Jun 30, 2022	2021 Average Rate	Dec 31, 2021
In millions
Promissory notes and debentures:
Final maturity 2022	—%	$—	8.64%	$121
Final maturity 2023	7.63%	250	7.63%	250
Final maturity 2025	5.63%	333	5.63%	333
Final maturity 2026	—%	—	3.63%	750
Final maturity 2028 and thereafter [1]	5.15%	9,364	5.15%	9,363
Other facilities:
Foreign currency notes and loans, various rates and maturities	1.16%	2,492	1.17%	2,730
InterNotes®, varying maturities through 2052	3.44%	436	3.37%	392
Finance lease obligations [2]		826		869
Unamortized debt discount and issuance costs		(275)		(297)
Long-term debt due within one year [3]		(361)		(231)
Long-term debt		$13,065		$14,280
1.Cost includes net fair value hedge adjustment gains of $47 million at June 30, 2022 and December 31, 2021. See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Jun 30, 2022
In millions
2022	$58
2023	$388
2024	$81
2025	$386
2026	$78
2027	$1,113

2022 Activity
In the second quarter of 2022, the Company redeemed $750 million aggregate principal amount of 3.625 percent notes due May 2026. As a result of the redemption, the Company recognized a pretax loss on the early extinguishment of debt of $8 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In the first six months of 2022, the Company issued an aggregate principal amount of $49 million of InterNotes®. The Company also repaid approximately $121 million of long-term debt at maturity.

2021 Activity
In the second quarter of 2021, the Company redeemed $208 million aggregate principal amount of 3.15 percent notes due May 2024 and $811 million aggregate principal amount of 3.50 percent notes due October 2024. As a result of the redemptions, the Company recognized a pretax loss on the early extinguishment of debt of $101 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

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

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Jun 30, 2022
In millions	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	November 2026	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2022	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2023	Floating rate
Bilateral Revolving Credit Facility	250	250	September 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	September 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2023	Floating rate
Bilateral Revolving Credit Facility	300	300	December 2023	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2024	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2024	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2025	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	May 2027	Floating rate
Bilateral Revolving Credit Facility	350	350	June 2027	Floating rate
Total committed and available credit facilities	$8,400	$8,400

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2022. For additional information on the Company's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2021 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 16 to the Consolidated Financial Statements included in the 2021 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2022, the Company had accrued obligations of $1,238 million for probable environmental remediation and restoration costs ($1,220 million at December 31, 2021), including $241 million for the remediation of Superfund sites ($237 million at December 31, 2021). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2022 activity, it was determined that no adjustment to the accrual was required at June 30, 2022.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $977 million at June 30, 2022 ($1,016 million at December 31, 2021). At June 30, 2022, approximately 27 percent of the recorded claim liability related to pending claims and approximately 73 percent related to future claims.

Dow Silicones Chapter 11 Related Matters
At June 30, 2022, Dow Silicones and its insurers have made life-to-date payments of $1,817 million to the settlement program administered by an independent claims office (the “Settlement Facility”), created to resolve breast implant and other product liability claims. At June 30, 2022, Dow Silicones estimates that it will be obligated to contribute an additional $106 million to the Settlement Facility which was included in “Accrued and other current liabilities” in the consolidated balance sheets ($130 million at December 31, 2021, which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets).

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $96 million at June 30, 2022 ($95 million at December 31, 2021), which were included primarily in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
As a result of a 2017 damages judgment related to the patent infringement matter, Nova Chemicals Corporation ("Nova") was ordered to pay the Company $645 million Canadian dollars, plus pre- and post-judgment interest, for which the Company received payment of $501 million U.S. dollars in July 2017. At June 30, 2022, the Company had $341 million ($341 million at December 31, 2021) included in "Accrued and other current liabilities" in the consolidated balance sheets related to the disputed portion of the damages judgment.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars). In October 2019, Nova paid $1.08 billion Canadian dollars (equivalent to approximately $0.8 billion U.S. dollars) directly to the Company, and remitted $347 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. In March 2020, the Company received the full refund from the CRA, equivalent to $259 million U.S. dollars. At June 30, 2022, $323 million ($323 million at December 31, 2021) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

Brazilian Tax Credits
In March 2017, the Federal Supreme Court of Brazil (“Brazil Supreme Court”) ruled in a leading case that a Brazilian value-added tax ("ICMS") should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (the “2017 Decision”). Previously, three of the Company’s Brazilian subsidiaries filed lawsuits challenging the inclusion of ICMS in their calculation of PIS/COFINS, seeking recovery of excess taxes paid. In response to the 2017 Decision, the Brazilian tax authority filed an appeal seeking clarification of the amount of ICMS tax to exclude from the calculation of PIS/COFINS. In May 2021, the Brazil Supreme Court ruled in a leading case related to the amount of ICMS tax to exclude from the calculation of PIS/COFINS, which resolved two of the lawsuits filed by the Company and, in May 2022, a court decision related to the remaining lawsuit, ruling in favor of the Company's Brazilian subsidiary, became final and unappealable. As a result, the Company recorded pretax gains of $112 million in the second quarter of 2022 and $61 million in the second quarter of 2021 for certain excess PIS/COFINS paid from 2009 to 2019, plus applicable interest, which the Company expects to apply to future required federal tax payments, and the reversal of related liabilities. The pretax gains were recorded in “Cost of sales” in the consolidated statements of income. At June 30, 2022, related tax credits available and expected to be applied to future required federal tax payments totaled $139 million ($52 million at December 31, 2021).

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Jun 30, 2022			Dec 31, 2021
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments [1]	Recorded Liability
Guarantees	2038	$1,248	$210	2038	$1,273	$220
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $443 million at June 30, 2022 ($446 million at December 31, 2021). Based on Sadara's current forecasted cash flows, the Company does not expect to be required to perform under the guarantees.

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

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. Sadara reached an agreement with its lenders to re-profile its outstanding project financing debt in the first quarter of 2021. In conjunction with the debt re-profiling, TDCC entered into a guarantee of up to approximately $1.3 billion of Sadara’s debt, proportionate to the Company's 35 percent ownership interest. The debt re-profiling also includes a grace period until June 2026, during which Sadara is obligated to make interest-only payments which are guaranteed by TDCC in proportion to the Company’s 35 percent ownership interest. As part of the debt re-profiling, Sadara established a $500 million revolving credit facility guaranteed by Dow, which would be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. Based on Sadara's current forecasted cash flows, recent ability to satisfy all current and near term debt maturities and no significant scheduled debt repayments over the next five years, the Company does not expect Sadara to draw on the facility.

NOTE 13 - LEASES
For additional information on the Company's leases, see Note 17 to the Consolidated Financial Statements included in the 2021 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2022 and 2021 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Operating lease cost	$99	$118	$196	$239
Finance lease cost
Amortization of right-of-use assets - finance	$26	$19	$52	$34
Interest on lease liabilities - finance	9	6	17	13
Total finance lease cost	$35	$25	$69	$47
Short-term lease cost	66	71	125	120
Variable lease cost	133	79	248	150
Sublease income	(3)	(1)	(6)	(3)
Total lease cost	$330	$292	$632	$553

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$196	$245
Operating cash flows for finance leases	$17	$13
Financing cash flows for finance leases	$53	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37	$57
Finance leases	$27	$72

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

Lease Position	Balance Sheet Classification	Jun 30, 2022	Dec 31, 2021
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$1,272	$1,412
Finance lease assets	Property	1,145	1,158
Finance lease amortization	Accumulated depreciation	(395)	(368)
Total lease assets		$2,022	$2,202
Liabilities
Current
Operating	Operating lease liabilities - current	$290	$314
Finance	Long-term debt due within one year	107	106
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,043	1,149
Finance	Long-Term Debt	719	763
Total lease liabilities		$2,159	$2,332

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at June 30, 2022 and December 31, 2021 are provided below:

Lease Term and Discount Rate	Jun 30, 2022	Dec 31, 2021
Weighted-average remaining lease term
Operating leases	7.8 years	7.9 years
Finance leases	11.4 years	11.8 years
Weighted-average discount rate
Operating leases	4.04%	3.72%
Finance leases	4.19%	4.17%

The following table provides the maturities of lease liabilities at June 30, 2022:

Maturities of Lease Liabilities	Jun 30, 2022
In millions	Operating Leases	Finance Leases
2022	$179	$71
2023	289	164
2024	225	106
2025	183	76
2026	148	69
2027 and thereafter	567	551
Total future undiscounted lease payments	$1,591	$1,037
Less: Imputed interest	258	211
Total present value of lease liabilities	$1,333	$826

At June 30, 2022, Dow had additional leases of approximately $91 million, primarily for equipment, which had not yet commenced. These leases are expected to commence in 2022 and 2025, with lease terms of up to 16 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for residual value guarantees at June 30, 2022 and December 31, 2021. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Jun 30, 2022			Dec 31, 2021
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2031	$259	$—	2031	$280	$—

NOTE 14 – STOCKHOLDERS' EQUITY
Treasury Stock
Dow Inc.
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company completed the April 1, 2019 share repurchase program in the second quarter of 2022. On April 13, 2022, Dow Inc.'s Board approved a new share repurchase program authorizing up to $3 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company repurchased $800 million of its common stock in the second quarter of 2022 ($1,400 million in the first six months of 2022). At June 30, 2022, approximately $2,975 million of the new share repurchase program authorization remained available for repurchases.

The Company began issuing treasury shares to satisfy its obligation to make matching contributions to plan participants under The Dow Employees’ Savings Plan in the first quarter of 2022. The Company may satisfy these obligations using shares of Dow Inc. treasury stock or by issuing new shares of common stock.

Accumulated Other Comprehensive Loss
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2022 and 2021 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Unrealized Gains (Losses) on Investments
Beginning balance	$(37)	$55	$59	$104
Unrealized gains (losses) on investments	(203)	39	(324)	(15)
Tax (expense) benefit	43	(9)	67	2
Net unrealized gains (losses) on investments	(160)	30	(257)	(13)
(Gains) losses reclassified from AOCL to net income [1]	9	(17)	10	(25)
Tax expense (benefit) [2]	(2)	4	(2)	6
Net (gains) losses reclassified from AOCL to net income	7	(13)	8	(19)
Other comprehensive income (loss), net of tax	(153)	17	(249)	(32)
Ending balance	$(190)	$72	$(190)	$72
Cumulative Translation Adjustment
Beginning balance	$(1,519)	$(1,183)	$(1,355)	$(930)
Gains (losses) on foreign currency translation	(500)	67	(665)	(150)
Tax (expense) benefit	(3)	1	10	(35)
Net gains (losses) on foreign currency translation	(503)	68	(655)	(185)
(Gains) losses reclassified from AOCL to net income [3]	(11)	(3)	(23)	(3)
Other comprehensive income (loss), net of tax	(514)	65	(678)	(188)
Ending balance	$(2,033)	$(1,118)	$(2,033)	$(1,118)
Pension and Other Postretirement Benefits
Beginning balance	$(7,225)	$(8,425)	$(7,334)	$(9,559)
Gains (losses) arising during the period [4]	3	—	5	1,268
Tax (expense) benefit	—	—	—	(298)
Net gains (losses) arising during the period	3	—	5	970
Amortization of net loss and prior service credits reclassified from AOCL to net income [5]	156	194	313	392
Tax expense (benefit) [2]	(37)	(45)	(87)	(79)
Net loss and prior service credits reclassified from AOCL to net income	119	149	226	313
Other comprehensive income (loss), net of tax	122	149	231	1,283
Ending balance	$(7,103)	$(8,276)	$(7,103)	$(8,276)
Derivative Instruments
Beginning balance	$(15)	$(360)	$(347)	$(470)
Gains (losses) on derivative instruments	260	(10)	680	112
Tax (expense) benefit	(27)	8	(83)	(1)
Net gains (losses) on derivative instruments	233	(2)	597	111
(Gains) losses reclassified from AOCL to net income [6]	(108)	9	(142)	6
Tax expense (benefit) [2]	12	(1)	14	(1)
Net (gains) losses reclassified from AOCL to net income	(96)	8	(128)	5
Other comprehensive income (loss), net of tax	137	6	469	116
Ending balance	$122	$(354)	$122	$(354)
Total AOCL ending balance	$(9,204)	$(9,676)	$(9,204)	$(9,676)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2022 and 2021:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Balance at beginning of period	$545	$560	$574	$570
Net income attributable to noncontrolling interests [1]	20	31	3	46
Distributions to noncontrolling interests [2]	(14)	(12)	(15)	(20)
Cumulative translation adjustments	(16)	1	(27)	(15)
Other	(1)	—	(1)	(1)
Balance at end of period	$534	$580	$534	$580
1.The six months ended June 30, 2022 includes the portion of asset related charges attributable to noncontrolling interests related to a joint venture in Russia. See Note 4 for additional information.
2.Distributions to noncontrolling interests are net of $7 million for the three and six months ended June 30, 2022 ($8 million for the three and six months ended June 30, 2021) in dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 20 to the Consolidated Financial Statements included in the 2021 10-K.

The Company's funding policy is to contribute to defined benefit pension plans in the United States and a number of other countries when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $250 million to its pension plans in 2022, of which $89 million has been contributed through June 30, 2022.

The following table provides the components of the Company's net periodic benefit cost for all significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Defined Benefit Pension Plans
Service cost	$99	$96	$198	$198
Interest cost	171	150	342	293
Expected return on plan assets	(423)	(435)	(847)	(857)
Amortization of prior service credit	(5)	(5)	(11)	(10)
Amortization of net loss	165	200	332	424
Curtailment gain	—	—	—	(19)
Net periodic benefit cost	$7	$6	$14	$29

Other Postretirement Benefit Plans
Service cost	$2	$2	$3	$4
Interest cost	7	5	14	11
Amortization of net gain	(4)	(1)	(8)	(3)
Net periodic benefit cost	$5	$6	$9	$12

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

There was minimal grant activity in the second quarter of 2022.

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

In the first quarter of 2022, employees subscribed to the right to purchase approximately 2 million shares under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2022. The shares will be delivered to employees in the fourth quarter of 2022.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 22 to the Consolidated Financial Statements included in the 2021 10-K.

The following table summarizes the fair value of financial instruments at June 30, 2022 and December 31, 2021:

Fair Value of Financial Instruments	Jun 30, 2022				Dec 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$277	$—	$—	$277	$317	$—	$—	$317
Money market funds	702	—	—	702	489	—	—	489
Total cash equivalents	$979	$—	$—	$979	$806	$—	$—	$806
Marketable securities [2]	$164	$5	$—	$169	$237	$8	$—	$245
Other investments:
Debt securities:
Government debt [3]	$735	$1	$(121)	$615	$746	$17	$(28)	$735
Corporate bonds	1,267	18	(159)	1,126	1,251	93	(20)	1,324
Total debt securities	$2,002	$19	$(280)	$1,741	$1,997	$110	$(48)	$2,059
Equity securities [4]	4	8	—	12	7	13	—	20
Total other investments	$2,006	$27	$(280)	$1,753	$2,004	$123	$(48)	$2,079
Total cash equivalents, marketable securities and other investments	$3,149	$32	$(280)	$2,901	$3,047	$131	$(48)	$3,130
Long-term debt including debt due within one year [5]	$(13,426)	$1,267	$(567)	$(12,726)	$(14,511)	$27	$(2,641)	$(17,125)
Derivatives relating to:
Interest rates [6]	$—	$167	$—	$167	$—	$1	$(140)	$(139)
Foreign currency	—	88	(113)	(25)	—	46	(18)	28
Commodities [6]	—	366	(234)	132	—	142	(92)	50
Total derivatives	$—	$621	$(347)	$274	$—	$189	$(250)	$(61)
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
5.Cost includes fair value hedge adjustment gains of $47 million at June 30, 2022 and December 31, 2021 on $2,279 million of debt at June 30, 2022 and December 31, 2021.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the six months ended June 30, 2022 and 2021:

Investing Results	Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021
Proceeds from sales of available-for-sale securities	$295	$260
Gross realized gains	$20	$31
Gross realized losses	$(30)	$(6)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Jun 30, 2022 [1]	Cost	Fair Value
In millions
Within one year	$31	$28
One to five years	449	419
Six to ten years	1,014	870
After ten years	508	424
Total	$2,002	$1,741
1.Includes marketable securities with maturities of less than one year.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended June 30, 2022. There was $3 million of net unrealized losses recognized in earnings on equity securities for the three months ended June 30, 2022 ($1 million net unrealized loss for the three months ended June 30, 2021). There was $6 million of net unrealized losses recognized in earnings on equity securities for the six months ended June 30, 2022 ($1 million net unrealized loss for the six months ended June 30, 2021).

Investments in Equity Securities	Jun 30, 2022	Dec 31, 2021
In millions
Readily determinable fair value	$12	$20
Not readily determinable fair value	$204	$209

Derivative Instruments
The notional amounts of the Company's derivative instruments presented on a net basis at June 30, 2022 and December 31, 2021 were as follows:

Notional Amounts - Net	Jun 30, 2022	Dec 31, 2021
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$3,000	$3,000
Foreign currency contracts	$5,173	$5,300
Derivatives not designated as hedging instruments:
Interest rate contracts	$3	$36
Foreign currency contracts	$14,393	$8,234

The notional amounts of the Company's commodity derivatives presented on a net basis at June 30, 2022 and December 31, 2021 were as follows:

Commodity Notionals - Net	Jun 30, 2022	Dec 31, 2021	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	17.3	9.7	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	—	0.1	million barrels of oil equivalent
Power derivatives	10.3	3.3	thousands of megawatt hours

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2023
Foreign currency contracts	2023
Commodity contracts	2026

The following tables provide the fair value and balance sheet classification of derivative instruments at June 30, 2022 and December 31, 2021:

Fair Value of Derivative Instruments		Jun 30, 2022
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$501	$(334)	$167
Foreign currency contracts	Other current assets	309	(228)	81
Commodity contracts	Other current assets	670	(348)	322
Commodity contracts	Deferred charges and other assets	14	—	14
Total		$1,494	$(910)	$584
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$66	$(59)	$7
Commodity contracts	Other current assets	34	(4)	30
Total		$100	$(63)	$37
Total asset derivatives		$1,594	$(973)	$621

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$334	$(334)	$—
Foreign currency contracts	Accrued and other current liabilities	247	(228)	19
Commodity contracts	Accrued and other current liabilities	564	(366)	198
Commodity contracts	Other noncurrent obligations	1	(1)	—
Total		$1,146	$(929)	$217
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$153	$(59)	$94
Commodity contracts	Accrued and other current liabilities	52	(16)	36
Total		$205	$(75)	$130
Total liability derivatives		$1,351	$(1,004)	$347
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $53 million at June 30, 2022 ($71 million at December 31, 2021). No cash collateral was posted by counterparties with the Company at June 30, 2022 and December 31, 2021.

The following tables summarize the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022 and 2021:

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three Months Ended		Three Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$108	$(44)	$(2)	$(2)	Interest expense and amortization of debt discount
Foreign currency contracts	4	1	3	(4)	Cost of sales
Commodity contracts	80	41	107	(2)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	49	3	—	—
Excluded components [3]	5	3	11	3	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$246	$4	$119	$(5)
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(1)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(191)	(5)	Sundry income (expense) - net
Commodity contracts	—	—	7	(5)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(184)	$(11)
Total derivatives	$246	$4	$(65)	$(16)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Six Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—	$—	$—	$(25)	Interest expense and amortization of debt discount [3]
Excluded components [4]	—	2	—	—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	207	(44)	(5)	(5)	Interest expense and amortization of debt discount
Foreign currency contracts	6	6	6	(12)	Cost of sales
Commodity contracts	287	106	141	11	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	47	13	—	—
Excluded components [4]	34	8	23	4	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$581	$91	$165	$(27)
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$(1)	$(3)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	(276)	(118)	Sundry income (expense) - net
Commodity contracts	—	—	29	(35)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(248)	$(156)
Total derivatives	$581	$91	$(83)	$(183)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
4.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Jun 30, 2022
In millions
Cash flow hedges:
Interest rate contracts	$(8)
Commodity contracts	$208
Foreign currency contracts	$10
Net foreign investment hedges:
Excluded components	$18

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 23 to the Consolidated Financial Statements included in the 2021 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Jun 30, 2022				Dec 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
In millions
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	$—	$277	$—	$277	$—	$317	$—	$317
Money market funds	—	702	—	702	—	489	—	489
Marketable securities [2]	—	169	—	169	—	245	—	245
Equity securities [3]	12	—	—	12	20	—	—	20
Nonconsolidated affiliates [4]	—	—	18	18	—	—	—	—
Debt securities: [3]
Government debt [5]	—	615	—	615	—	735	—	735
Corporate bonds	32	1,094	—	1,126	44	1,280	—	1,324
Derivatives relating to: [6]
Interest rates	—	501	—	501	—	145	—	145
Foreign currency	—	375	—	375	—	165	—	165
Commodities	19	699	—	718	15	307	—	322
Total assets at fair value	$63	$4,432	$18	$4,513	$79	$3,683	$—	$3,762
Liabilities at fair value:
Long-term debt including debt due within one year [7]	$—	$12,726	$—	$12,726	$—	$17,125	$—	$17,125
Guarantee liability [8]	—	—	210	210	—	—	220	220
Derivatives relating to: [6]
Interest rates	—	334	—	334	—	284	—	284
Foreign currency	—	400	—	400	—	137	—	137
Commodities	46	571	—	617	37	257	—	294
Total liabilities at fair value	$46	$14,031	$210	$14,287	$37	$17,803	$220	$18,060
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
4.Estimated asset for the Company's investment in a limited liability company included in "Investment in nonconsolidated affiliates" in the consolidated balance sheets.
5.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
6.See Note 18 for the classification of derivatives in the consolidated balance sheets.
7.See Note 18 for information on fair value measurements of long-term debt.
8.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets. See Note 12 for additional information.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $98 million in private market securities and $22 million in real estate at June 30, 2022 ($106 million in private market securities and $22 million in real estate at December 31, 2021). There are no redemption restrictions and the unfunded commitments on these investments were $77 million at June 30, 2022 ($59 million at December 31, 2021).

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The level 3 asset value represents the fair value of the Company's investment in a nonconsolidated affiliate. The unfunded commitment on the investment was $72 million at June 30, 2022.

For liabilities classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s accrued liability related to the guarantee of Sadara’s debt is in proportion to the Company’s 35 percent ownership interest in Sadara. The estimated fair value of the guarantee was calculated using a "with" and "without" method. The fair value of the debt was calculated "with" the guarantee less the fair value of the debt "without" the guarantee. The "with" and "without" values were calculated using a discounted cash flow method based on contractual cash flows as well as projected prepayments made on the debt by Sadara. See Note 12 for further information on guarantees classified as Level 3 measurements.

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

The following table summarizes the carrying amounts of these entities' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021:

Assets and Liabilities of Consolidated VIEs	Jun 30, 2022	Dec 31, 2021
In millions
Cash and cash equivalents	$44	$40
Other current assets	35	40
Net property	167	184
Other noncurrent assets	14	15
Total assets [1]	$260	$279
Current liabilities	$40	$37
Long-term debt	1	3
Other noncurrent obligations	11	13
Total liabilities [2]	$52	$53
1.All assets were restricted at June 30, 2022 and December 31, 2021.
2.All liabilities were nonrecourse at June 30, 2022 and December 31, 2021.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2022 and December 31, 2021 are adjusted for intercompany eliminations.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets included in the consolidated balance sheets at June 30, 2022 and December 31, 2021, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts.

Carrying Amounts of Assets Related to Nonconsolidated VIEs		Jun 30, 2022	Dec 31, 2021
In millions	Description of asset
Silicon joint ventures	Equity method investments [1]	$116	$110
1.Included in "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 21 – RELATED PARTY TRANSACTIONS
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. The following table summarizes cash dividends TDCC declared and paid to Dow Inc. for the three and six months ended June 30, 2022 and 2021:

TDCC Cash Dividends Declared and Paid	Three Months Ended		Six Months Ended
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
In millions
Cash dividends declared and paid	$1,333	$739	$2,454	$1,442

At June 30, 2022 and December 31, 2021, TDCC's outstanding intercompany loan balance with Dow Inc. was insignificant.

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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Jun 30, 2022
Net sales	$8,233	$4,370	$3,003	$58	$15,664
Equity in earnings (losses) of nonconsolidated affiliates	$138	$57	$2	$(2)	$195
Dow Inc. Operating EBIT [1]	$1,436	$426	$561	$(48)	$2,375
Three months ended Jun 30, 2021
Net sales	$7,121	$4,215	$2,465	$84	$13,885
Equity in earnings of nonconsolidated affiliates	$130	$144	$—	$4	$278
Dow Inc. Operating EBIT [1]	$2,014	$648	$225	$(59)	$2,828
Six months ended Jun 30, 2022
Net sales	$15,860	$8,894	$6,052	$122	$30,928
Equity in earnings (losses) of nonconsolidated affiliates	$248	$119	$5	$(3)	$369
Dow Inc. Operating EBIT [1]	$2,670	$1,087	$1,156	$(119)	$4,794
Six months ended Jun 30, 2021
Net sales	$13,203	$7,822	$4,588	$154	$25,767
Equity in earnings of nonconsolidated affiliates	$236	$259	$2	$5	$502
Dow Inc. Operating EBIT [1]	$3,242	$974	$287	$(121)	$4,382
1.Operating EBIT for TDCC for the three and six months ended June 30, 2022 and 2021 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income" to Operating EBIT	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net income	$1,681	$1,932	$3,233	$2,938
+ Provision for income taxes	488	524	991	841
Income before income taxes	$2,169	$2,456	$4,224	$3,779
- Interest income	36	13	64	21
+ Interest expense and amortization of debt discount	165	187	332	383
- Significant items	(77)	(198)	(302)	(241)
Operating EBIT	$2,375	$2,828	$4,794	$4,382

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Jun 30, 2022					Six Months Ended Jun 30, 2022
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(51)	$(51)	$—	$—	$—	$(92)	$(92)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	(10)	(10)	—	—	—	(20)	(20)
Russia / Ukraine conflict charges [3]	—	—	—	—	—	(31)	(109)	(16)	(30)	(186)
Loss on early extinguishment of debt [4]	—	—	—	(8)	(8)	—	—	—	(8)	(8)
Indemnification and other transaction related costs [5]	—	—	—	(8)	(8)	—	—	—	4	4
Total	$—	$—	$—	$(77)	$(77)	$(31)	$(109)	$(16)	$(146)	$(302)
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
5.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. and Corteva, Inc. as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 2 for additional information.

Significant Items by Segment	Three Months Ended Jun 30, 2021					Six Months Ended Jun 30, 2021
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(48)	$(48)	$—	$—	$—	$(81)	$(81)
Restructuring, implementation costs and asset related charges - net [2]	(8)	(1)	(10)	(24)	(43)	(8)	(1)	(10)	(34)	(53)
Loss on early extinguishment of debt [3]	—	—	—	(102)	(102)	—	—	—	(102)	(102)
Indemnification and other transactions related costs [4]	—	—	—	(5)	(5)	—	—	—	(5)	(5)
Total	$(8)	$(1)	$(10)	$(179)	$(198)	$(8)	$(1)	$(10)	$(222)	$(241)
1.Includes costs associated with implementing the Company's Digital Acceleration program.
2.Includes costs associated with implementing the Company's 2020 Restructuring Program.
3.The Company redeemed outstanding long-term debt resulting in a loss on early extinguishment. See Note 11 for additional information.
4.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. and Corteva, Inc. as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 2 for additional information.

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

In Russia, Dow operates a coatings facility, which is currently idled, as well as a consolidated joint venture which operates a polyurethanes systems facility. Dow’s sales from materials produced in Russia represents less than 1 percent of total net sales and net income.

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

OUTLOOK
Dow continues to see long-term fundamentals driving growth across its end-markets. While the near-term market conditions are dynamic, Dow will continue to leverage its diverse, global portfolio and flexible operating model to capitalize on attractive growth opportunities. Dow's actions to enhance the resiliency of its business position it well to deliver across a variety of economic environments. Dow's disciplined and balanced approach to capital allocation has delivered higher mid-cycle earnings, an improved credit profile, and cash generation above pre-pandemic levels. Dow remains well-positioned to continue advancing its decarbonize and grow strategy while delivering attractive shareholder remuneration.

OVERVIEW
The following is a summary of the results for the three months ended June 30, 2022:
•The Company reported net sales in the second quarter of 2022 of $15.7 billion, up 13 percent from $13.9 billion in the second quarter of 2021, with increases across all operating segments and geographic regions. Net sales were up 3 percent from $15.3 billion in the first quarter of 2022, with increases in Packaging & Specialty Plastics, partially offset by decreases in Industrial Intermediates & Infrastructure and Performance Materials & Coatings. Net sales increased in all geographic regions, except Asia Pacific, compared with the first quarter of 2022.
•Local price increased 16 percent compared with the second quarter of 2021 with increases in all operating segments and geographic regions. Local price increased in Packaging & Specialty Plastics (up 14 percent), Industrial Intermediates & Infrastructure (up 14 percent) and Performance Materials & Coatings (up 28 percent). Local price increased 6 percent compared with the first quarter of 2022.
•Volume was flat compared with the second quarter of 2021 with an increase in Packaging & Specialty Plastics (up 5 percent), which was offset by decreases in Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 3 percent). Volume decreased 2 percent compared with the first quarter of 2022.
•Currency had an unfavorable impact of 3 percent on net sales compared with the second quarter of 2021, driven by Europe, Middle East, Africa and India ("EMEAI") (down 9 percent) and Asia Pacific (down 3 percent).
•Equity in earnings of nonconsolidated affiliates was $195 million in the second quarter of 2022, compared with $278 million in the second quarter of 2021, primarily due to the impact of pandemic-related lockdowns in China.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $1,661 million and $1,667 million, respectively, in the second quarter of 2022, compared with $1,901 million and $1,914 million in the second quarter of 2021. Earnings per share for Dow Inc. was $2.26 per share in the second quarter of 2022, compared with $2.51 per share in the second quarter of 2021.
•Cash provided by operating activities - continuing operations was $1.9 billion in the second quarter of 2022, down $165 million compared with the same period last year. Sequentially, cash provided by operating activities - continuing operations increased $244 million.
•In the second quarter of 2022, the Company redeemed $750 million aggregate principal amount of 3.625 percent notes due May 2026.
•Dow Inc. repurchased $800 million of the Company's common stock in the second quarter of 2022.
•On April 13, 2022, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on June 10, 2022, to shareholders of record as of May 31, 2022.
•On April 13, 2022, Dow Inc.'s Board approved a new share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date.
•Effective April 14, 2022, following the Company's Annual Meeting of Stockholders, Jerri DeVard, former Executive Vice President and Chief Customer Officer of Office Depot, Inc., was elected to the Company's Board.
•On May 31, 2022, Moody's Investors Service announced a credit rating upgrade for TDCC from Baa2 to Baa1, affirmed its P-2 rating and maintained a stable outlook. On June 6, 2022, Fitch Ratings affirmed TDCC’s BBB+ and F2 rating, and revised its outlook to positive from stable. On June 8, 2022, Standard & Poor’s affirmed TDCC’s BBB and A-2 rating, and revised its outlook to positive from stable. These credit agencies' decisions were made as part of their annual review process and reflect the Company's supportive financial policies and strong operating performance.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net sales	$15,664	$13,885	$30,928	$25,767

Sales Variances by Operating Segment and Geographic Region
	Three Months Ended Jun 30, 2022				Six Months Ended Jun 30, 2022
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	14%	(3)%	5%	16%	20%	(3)%	3%	20%
Industrial Intermediates & Infrastructure	14	(4)	(6)	4	21	(4)	(3)	14
Performance Materials & Coatings	28	(3)	(3)	22	34	(3)	1	32
Total	16%	(3)%	—%	13%	22%	(3)%	1%	20%
Total, excluding the Hydrocarbons & Energy business	14%	(4)%	(2)%	8%	21%	(3)%	(1)%	17%
U.S. & Canada	13%	—%	3%	16%	19%	—%	7%	26%
EMEAI	24	(9)	(4)	11	31	(8)	(4)	19
Asia Pacific	11	(3)	—	8	16	(2)	(2)	12
Latin America	8	1	8	17	16	—	5	21
Total	16%	(3)%	—%	13%	22%	(3)%	1%	20%

Net sales in the second quarter of 2022 were $15.7 billion, up 13 percent from $13.9 billion in the second quarter of 2021, with local price up 16 percent, volume flat and an unfavorable currency impact of 3 percent. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily driven by tight supply and demand dynamics and increasing raw material prices. Local price increased in Packaging & Specialty Plastics (up 14 percent), Industrial Intermediates & Infrastructure (up 14 percent) and Performance Materials & Coatings (up 28 percent). Volume increased in Packaging & Specialty Plastics (up 5 percent) and decreased in Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 3 percent). Volume increases in the U.S. & Canada and Latin America were offset by a volume decrease in EMEAI. Currency unfavorably impacted net sales by 3 percent, driven by EMEAI (down 9 percent) and Asia Pacific (down 3 percent). Excluding the Hydrocarbons & Energy business, net sales increased 8 percent.

Net sales for the first six months of 2022 were $30.9 billion, up 20 percent from $25.8 billion in the same period last year, with local price up 22 percent, volume up 1 percent and an unfavorable currency impact of 3 percent. Net sales increased in all operating segments and geographic regions. Local price increased in all operating segments and geographic regions, primarily driven by tight supply and demand dynamics and increasing raw material prices. Local price increased in Packaging & Specialty Plastics (up 20 percent), Industrial Intermediates & Infrastructure (up 21 percent) and Performance Materials & Coatings (up 34 percent). Volume increased in Packaging & Specialty Plastics (up 3 percent) and Performance Materials & Coatings (up 1 percent) and decreased in Industrial Intermediates & Infrastructure (down 3 percent). Volume increases in the U.S. & Canada and Latin America were partially offset by volume decreases in EMEAI and Asia Pacific. Currency unfavorably impacted net sales by 3 percent compared with the same period last year, driven by EMEAI (down 8 percent) and Asia Pacific (down 2 percent). Excluding the Hydrocarbons & Energy business, net sales increased 17 percent.

Cost of Sales
Cost of sales ("COS") was $12.9 billion in the second quarter of 2022, up from $10.7 billion in the second quarter of 2021, primarily due to higher feedstocks, energy and other raw material costs, and logistics costs. For the first six months of 2022, COS was $25.3 billion, up from $20.8 billion in the first six months of 2021, primarily due to increased sales volume and higher feedstocks, energy and other raw material costs, and logistics costs. The second quarter of 2022 included $44 million ($41 million in the second quarter of 2021) and $82 million in the first six months of 2022 ($70 million in the first six months of 2021) of costs associated with implementing the Company's digital acceleration program (related to Corporate). Cost of sales as a percentage of net sales in the second quarter of 2022 was 82.3 percent (77.3 percent in the second quarter of 2021) and 81.8 percent for the first six months of 2022 (80.7 percent for the first six months of 2021).

Research and Development Expenses
Research and development ("R&D") expenses totaled $217 million in the second quarter of 2022, compared with $228 million in the second quarter of 2021. R&D expenses decreased in the second quarter of 2022 primarily due to lower fringe benefit expenses driven by stock market declines. R&D expenses for the first six months of 2022 were $435 million, compared with $422 million in the first six months of 2021. R&D expenses for the first six months of 2022 increased primarily due to higher performance-based compensation costs, which more than offset a decrease in fringe benefit expenses due to stock market declines.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $435 million in the second quarter of 2022, compared with $440 million in the second quarter of 2021. SG&A expenses decreased in the second quarter of 2022 due to lower fringe benefit expenses driven by stock market declines. For the first six months of 2022, SG&A expenses were $933 million, compared with $806 million in the first six months of 2021. SG&A expenses for the first six months of 2022 increased primarily due to higher performance-based compensation costs and an increase in bad debt reserves, which more than offset a decrease in fringe benefit expenses due to stock market declines.

Amortization of Intangibles
Amortization of intangibles was $85 million in the second quarter of 2022, compared with $100 million in the first quarter of 2021. In the first six months of 2022, amortization of intangibles was $173 million, compared with $201 million in the first six months of 2021. See Note 9 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Asset Related Charges
In the first quarter of 2022, the Company recorded pretax asset related charges of $186 million due to the Russia and Ukraine conflict and the expectation that certain assets will not be recoverable. These charges included the write-down of inventory, the recording of bad debt reserves and the impairment of other assets. Asset related charges by segment were as follows: $31 million in Packaging & Specialty Plastics, $109 million in Industrial Intermediates & Infrastructure, $16 million in Performance Materials & Coatings and $30 million in Corporate.

2020 Restructuring Program
Actions related to the restructuring program approved by the Board of Dow. Inc. on September 29, 2020 were substantially complete at the end of 2021, with the exception of certain cash payments that will continue through 2022. In the second quarter of 2021, the Company recorded pretax restructuring charges of $12 million for asset write-downs and write-offs and $10 million for costs associated with exit and disposal activities. Restructuring charges by segment were as follows: $8 million in Packaging & Specialty Plastics, $1 million in Industrial Intermediates & Infrastructure, $10 million in Performance Materials & Coatings and $3 million in Corporate.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $195 million in the second quarter of 2022, compared with $278 million in the second quarter of 2021, primarily due to impacts from pandemic-related lockdowns in China. Equity in earnings of nonconsolidated affiliates was $369 million in the first six months of 2022, compared with $502 million in the first six months of 2021, primarily due to lower equity earnings at Sadara Chemical Company ("Sadara") due to planned maintenance turnaround activity and pandemic-related lockdowns in China. See Note 8 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, losses on early extinguishment of debt and certain litigation matters.

For the three months ended June 30, 2022, Sundry income (expense) - net was income of $75 million and $78 million for Dow Inc. and TDCC, respectively, compared with expense of $3 million and income of $6 million, respectively, for the three months ended June 30, 2021. The second quarter of 2022 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments. These were partially offset by foreign currency exchange losses and an $8 million loss on the early extinguishment of debt (related to Corporate). In addition, Dow Inc. included an $8 million charge associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution (related to Corporate). The second quarter of 2021 included a $102 million loss on the early extinguishment of debt (related to Corporate) and foreign currency exchange losses. These were partially offset by non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments. In addition, Dow Inc. included a $5 million charge associated with agreements entered into with DuPont and Corteva as part of the separation and distribution (related to Corporate).

For the six months ended June 30, 2022, Sundry income (expense) - net was income of $223 million and $214 million for Dow Inc. and TDCC, respectively, compared with income of $125 million for Dow Inc. and TDCC for the six months ended June 30, 2021. The first six months of 2022 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments. These were partially offset by foreign currency exchange losses and an $8 million loss on the early extinguishment of debt (related to Corporate). In addition, Dow Inc. included a $4 million gain associated with agreements entered into with DuPont and Corteva as part of the separation and distribution (related to Corporate). The first six months of 2021 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, which were partially offset by a $102 million loss on the early extinguishment of debt (related to Corporate) and foreign currency exchange losses. In addition, Dow Inc. included a $5 million charge associated with agreements entered into with DuPont and Corteva as part of the separation and distribution (related to Corporate).

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $165 million in the second quarter of 2022, compared with $187 million in the second quarter of 2021. Interest expense and amortization of debt discount was $332 million in the first six months of 2022, compared with $383 million in the first six months of 2021. The decrease in interest expense is primarily due to the liability management actions taken in 2021.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The effective tax rate for the second quarter of 2022 was 22.5 percent and 22.4 percent for Dow Inc. and TDCC, respectively, compared with 21.3 percent and 21.1 percent for the second quarter of 2021. For the first six months of 2022, the effective tax rate was 23.5 percent for Dow Inc. and TDCC, compared with 22.3 percent and 22.2 percent for Dow Inc. and TDCC, respectively, for the first six months of 2021. The effective tax rate increased in 2022 primarily due to return to provision adjustments and the recognition of uncertain tax positions in multiple jurisdictions.

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $1,661 million, or $2.26 per share, in the second quarter of 2022, compared with $1,901 million, or $2.51 per share, in the second quarter of 2021. Net income available for Dow Inc. common stockholders was $3,230 million, or $4.37 per share, in the first six months of 2022, compared with $2,892 million, or $3.83 per share, in the first six months of 2021. See Note 6 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $1,667 million in the second quarter of 2022, compared with $1,914 million in the second quarter of 2021. Net income available for the TDCC common stockholder was $3,228 million in the first six months of 2022, compared with $2,897 million in the first six months of 2021. TDCC's common shares are owned solely by Dow Inc.

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

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In 2021, Dow and the Saudi Arabian Oil Company agreed to and began transitioning the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership, which is being implemented through 2026. This transition will not impact equity earnings but is expected to reduce the Company's sales of Sadara products over the five year period.

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net sales	$8,233	$7,121	$15,860	$13,203
Operating EBIT	$1,436	$2,014	$2,670	$3,242
Equity earnings	$138	$130	$248	$236

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2022	Jun 30, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	14%	20%
Currency	(3)	(3)
Volume	5	3
Total	16%	20%

Packaging & Specialty Plastics net sales were $8,233 million in the second quarter of 2022, up 16 percent from net sales of $7,121 million in the second quarter of 2021, with local price up 14 percent, volume up 5 percent and an unfavorable currency impact of 3 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by tight supply and demand dynamics. Local price increased in Hydrocarbons & Energy, primarily in EMEAI, as prices for co-products are generally correlated to Brent crude oil prices, which, on average, increased 62 percent compared with the second quarter of 2021. Local price increased in Packaging and Specialty Plastics driven by favorable supply and demand dynamics in elastomers and specialty resins. Volume increased in Hydrocarbons & Energy, primarily in EMEAI and the U.S. & Canada. Volume increased in Packaging and Specialty Plastics in Asia Pacific, Latin America and the U.S. & Canada, which more than offset a decrease in EMEAI.

Operating EBIT was $1,436 million in the second quarter of 2022, down $578 million from Operating EBIT of $2,014 million in the second quarter of 2021. Operating EBIT decreased due to higher feedstock and raw material costs, which more than offset higher selling prices and increased equity earnings.

Packaging & Specialty Plastics net sales were $15,860 million in the first six months of 2022, up 20 percent from net sales of $13,203 million in the first six months of 2021, with local price up 20 percent, volume up 3 percent and an unfavorable currency impact of 3 percent, primarily in EMEAI. Local price increased in both businesses and across all geographic regions, driven by tight supply and demand dynamics. Local price increased in Hydrocarbons & Energy, primarily in EMEAI and the U.S. & Canada, as prices for co-products are generally correlated to Brent crude oil prices, which, on average, increased 61 percent compared with the first six months of 2021. Local price increased in Packaging and Specialty Plastics driven by favorable supply and demand dynamics in polyethylene and elastomers, notably in flexible food and beverage packaging and infrastructure material applications. Volume increased in Hydrocarbons & Energy, primarily in the U.S. & Canada and EMEAI. Volume decreased in Packaging and Specialty Plastics, primarily in EMEAI, which more than offset increases in all other geographic regions.

Operating EBIT was $2,670 million in the first six months of 2022, down $572 million from Operating EBIT of $3,242 million in the first six months of 2021. Operating EBIT decreased due to higher feedstock and raw material costs, which more than offset higher selling prices and increased equity earnings.

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

The Company is responsible for marketing a majority of Sadara products outside of the Middle East zone through the Company's established sales channels. As part of this arrangement, the Company purchases and sells Sadara products for a marketing fee. In 2021, Dow and the Saudi Arabian Oil Company agreed to and began transitioning the marketing rights and responsibilities for Sadara’s finished products to levels more consistent with each partner’s equity ownership, which is being implemented through 2026. This transition will not impact equity earnings but is expected to reduce the Company's sales of Sadara products over the five year period.

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net sales	$4,370	$4,215	$8,894	$7,822
Operating EBIT	$426	$648	$1,087	$974
Equity earnings	$57	$144	$119	$259

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2022	Jun 30, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	14%	21%
Currency	(4)	(4)
Volume	(6)	(3)
Total	4%	14%

Industrial Intermediates & Infrastructure net sales were $4,370 million in the second quarter of 2022, up 4 percent from $4,215 million in the second quarter of 2021, with local price up 14 percent, volume down 6 percent, and an unfavorable currency impact of 4 percent. Local price increased in both businesses and across all geographic regions, except Asia Pacific. Currency had an unfavorable impact on sales in both businesses and was driven by EMEAI and Asia Pacific. Volume declines in Polyurethanes & Construction Chemicals were partially offset by gains in Industrial Solutions. Volume increased in Industrial Solutions in all geographic regions, driven by higher supply availability and strong demand for pharmaceutical, agricultural and oil and gas-related applications. Volume in Polyurethanes & Construction Chemicals decreased in all geographic regions, excluding Latin America, driven by lower demand, particularly for consumer durables, combined with reduced supply from planned maintenance turnaround activity and third-party outages.

Operating EBIT was $426 million in the second quarter of 2022, down $222 million from Operating EBIT of $648 million in the second quarter of 2021. Operating EBIT decreased primarily due to rising raw material and energy costs; lower equity earnings at Sadara and the Map Ta Phut joint ventures; and increased planned maintenance turnaround activity, which were partially offset by higher selling prices.

Industrial Intermediates & Infrastructure net sales were $8,894 million in the first six months of 2022, up 14 percent from net sales of $7,822 million in the first six months of 2021, with local price up 21 percent, volume down 3 percent, and an unfavorable currency impact of 4 percent. Local price increased in both businesses and across all geographic regions, primarily driven by strong supply and demand dynamics and rising energy prices. Currency had an unfavorable impact on sales in both businesses, driven by EMEAI. Volume in Industrial Solutions increased in all geographic regions driven by improved supply availability as the year-ago period was impacted by Winter Storm Uri, and by strong demand in agricultural, pharmaceutical and oil and gas-related applications. Volume in Polyurethanes & Construction Chemicals decreased in all geographic regions, except Latin America, primarily due to lower supply availability from Sadara, slowing demand, particularly for consumer durables, combined with reduced supply from planned maintenance turnaround activity and third-party outages.

Operating EBIT was $1,087 million in the first six months of 2022, up $113 million from Operating EBIT of $974 million in the first six months of 2021. Operating EBIT increased primarily due to local price increases in both businesses and was partially offset by increases in raw material and energy costs and lower equity earnings at Sadara and the Map Ta Phut joint ventures.

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

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net sales	$3,003	$2,465	$6,052	$4,588
Operating EBIT	$561	$225	$1,156	$287
Equity earnings	$2	$—	$5	$2

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2022	Jun 30, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	28%	34%
Currency	(3)	(3)
Volume	(3)	1
Total	22%	32%

Performance Materials & Coatings net sales were $3,003 million in the second quarter of 2022, up 22 percent from net sales of $2,465 million in the second quarter of 2021, with local price up 28 percent, volume down 3 percent and an unfavorable currency impact of 3 percent. Local price increased in both businesses and across all geographic regions due to favorable supply and demand dynamics and higher raw material prices. Volume decreased in Consumer Solutions in Asia Pacific, EMEAI and Latin America, which were partially offset by strong consumer demand in the U.S. & Canada. Volume decreased in Coatings & Performance Monomers in Asia Pacific, EMEAI and Latin America, which were partially offset by the U.S. & Canada primarily due to improved supply availability as the year-ago period was impacted by Winter Storm Uri. Volume decreased in both businesses as a result of pandemic-related lockdowns in China. The unfavorable currency impact was driven by EMEAI and Asia Pacific.

Operating EBIT was $561 million in the second quarter of 2022, up $336 million from Operating EBIT of $225 million in the second quarter of 2021. Operating EBIT increased primarily due to margin expansion in Consumer Solutions.

Performance Materials & Coatings net sales were $6,052 million in the first six months of 2022, up 32 percent from net sales of $4,588 million in the first six months of 2021, with local price up 34 percent, volume up 1 percent and an unfavorable currency impact of 3 percent. Local price increased in both businesses and across all geographic regions due to favorable supply and demand dynamics and higher raw material prices. Volume increased in the U.S. & Canada, which was partially offset by decreases in EMEAI, Asia Pacific and Latin America. Volume increased in Consumer Solutions in the U.S. & Canada due to strong consumer demand, which was partially offset by decreases in Asia Pacific, EMEAI and Latin America. Volume increased in Coatings & Performance Monomers in the U.S. & Canada primarily due to improved supply availability as the year-ago period was impacted by Winter Storm Uri, which was partially offset by decreases in Asia Pacific and EMEAI. The unfavorable currency impact was driven by EMEAI and Asia Pacific.

Operating EBIT was $1,156 million in the first six months of 2022, up $869 million from Operating EBIT of $287 million in the first six months of 2021. Operating EBIT increased primarily due to margin expansion and higher volume in Consumer Solutions.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net sales	$58	$84	$122	$154
Operating EBIT	$(48)	$(59)	$(119)	$(121)
Equity earnings (losses)	$(2)	$4	$(3)	$5

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $58 million in the second quarter of 2022, a decrease from net sales of $84 million in the second quarter of 2021. Net sales were $122 million in the first six months of 2022, a decrease from net sales of $154 million in the first six months of 2021.

Operating EBIT was a loss of $48 million in the second quarter of 2022, compared with a loss of $59 million in the second quarter of 2021. Operating EBIT improved primarily due to decreased environmental costs. Operating EBIT was a loss of $119 million in the first six months of 2022, compared with a loss of $121 million in the first six months of 2021.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $2,367 million at June 30, 2022 and $2,988 million at December 31, 2021, of which $1,397 million at June 30, 2022 and $1,745 million at December 31, 2021 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At June 30, 2022, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
In millions
Cash provided by (used for):
Operating activities - continuing operations	$3,468	$1,793	$3,493	$1,912
Operating activities - discontinued operations	(11)	(80)	—	—
Operating activities	3,457	1,713	3,493	1,912
Investing activities	(763)	(768)	(763)	(768)
Financing activities	(3,096)	(2,500)	(3,132)	(2,699)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(162)	(12)	(162)	(12)
Summary
Decrease in cash, cash equivalents and restricted cash	(564)	(1,567)	(564)	(1,567)
Cash, cash equivalents and restricted cash at beginning of period	3,033	5,108	3,033	5,108
Cash, cash equivalents and restricted cash at end of period	$2,469	$3,541	$2,469	$3,541
Less: Restricted cash and cash equivalents, included in "Other current assets"	102	50	102	50
Cash and cash equivalents at end of period	$2,367	$3,491	$2,367	$3,491

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first six months of 2022 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital requirements and performance-based compensation payments. Cash provided by operating activities from continuing operations in the first six months of 2021 was primarily driven by the Company's cash earnings, which were partially offset by elective pension contributions, cash used for working capital requirements and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
In millions
Current assets	$21,769	$20,848	$21,733	$20,837
Current liabilities	13,309	13,226	13,156	13,046
Net working capital	$8,460	$7,622	$8,577	$7,791
Current ratio	1.64:1	1.58:1	1.65:1	1.60:1

Working Capital Metrics	Three Months Ended
	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021

Days sales outstanding in trade receivables	43	42	41
Days sales in inventory	56	55	56
Days payables outstanding	58	60	55

Cash used for operating activities from discontinued operations in the first six months of 2022 and 2021 primarily related to cash payments and receipts Dow Inc. had with DuPont and Corteva that related to certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont"). See Note 2 to the Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities
Cash used for investing activities in the first six months of 2022 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. Cash used for investing activities in the first six months of 2021 was primarily for capital expenditures, purchases of investments and acquisitions of property and businesses, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $772 million in the first six months of 2022, compared with $622 million in the first six months of 2021. The Company expects full year capital spending in 2022 to be approximately $2.1 billion. The Company will adjust its spending through the year as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first six months of 2022 was primarily for payments on long-term debt, which was partially offset by proceeds from the issuance of common stock. In addition, Dow Inc. included a cash outflow for dividends paid to stockholders and purchases of treasury stock. TDCC included a cash outflow for dividends paid to Dow Inc. Cash used for financing activities in the first six months of 2021 included payments on long-term debt, which was partially offset by proceeds from issuance of common stock. In addition, Dow Inc. included a cash outflow for dividends paid to stockholders and purchases of treasury stock. TDCC included a cash outflow for dividends paid to Dow Inc. See Note 11 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt.

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

Reconciliation of Free Cash Flow	Six Months Ended
	Jun 30, 2022	Jun 30, 2021
In millions
Cash provided by operating activities - continuing operations (GAAP)	$3,468	$1,793
Capital expenditures	(772)	(622)
Free Cash Flow (non-GAAP) [1]	$2,696	$1,171
1.Free cash flow in the first six months of 2021 reflects a $1 billion elective pension contribution.

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Six Months Ended
	Jun 30, 2022	Jun 30, 2021
In millions
Net income (GAAP)	$3,233	$2,938
+ Provision for income taxes	991	841
Income before income taxes	$4,224	$3,779
- Interest income	64	21
+ Interest expense and amortization of debt discount	332	383
- Significant items ¹	(302)	(241)
Operating EBIT (non-GAAP)	$4,794	$4,382
+ Depreciation and amortization	1,436	1,462
Operating EBITDA (non-GAAP)	$6,230	$5,844
Cash provided by operating activities - continuing operations (GAAP)	$3,468	$1,793
Cash Flow Conversion (Operating EBITDA to cash flow from operations) (non-GAAP) [2]	55.7%	30.7%
1.The six months ended June 30, 2022 includes costs associated with implementing the Company's Digital Acceleration program and 2020 Restructuring Program, asset related charges due to the Russia and Ukraine conflict, a loss on the early extinguishment of debt and activity related to the separation from DowDuPont. The six months ended June 30, 2021 includes costs associated with implementing the Company's Digital Acceleration program and 2020 Restructuring Program, a loss on early extinguishment of debt and activity related to the separation from DowDuPont. See Note 22 to the Consolidated Financial Statements for additional information.
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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at June 30, 2022. Cash and committed and available forms of liquidity were $12.2 billion at June 30, 2022. The Company also has no substantive long-term debt maturities due until 2027. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had $200 million of commercial paper outstanding at June 30, 2022. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. Subsequent to June 30, 2022, TDCC issued approximately $600 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2022, TDCC had total committed and available credit facilities of $8.4 billion. See Note 11 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the second quarter of 2022, the Company sold $141 million ($391 million in the first six months of 2022) of receivables under the U.S. and Europe committed accounts receivable facilities. See Note 10 to the Consolidated Financial Statements for additional information.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. The Company had no outstanding monetization of its existing COLI policies' surrender value at June 30, 2022. For additional information, see Note 7 to the Consolidated Financial Statements included in the 2021 10-K.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. The Company had no drawdowns outstanding at June 30, 2022.

Shelf Registration - U.S.
On June 13, 2022, Dow Inc. and TDCC filed a shelf registration statement with the U.S. Securities and Exchange Commission. The shelf indicates that Dow Inc. may offer common stock; preferred stock; depositary shares; debt securities; guarantees; warrants to purchase common stock, preferred stock and debt securities; and stock purchase contracts and stock purchase units, with pricing and availability of any such offerings depending on market conditions. The shelf also indicates that TDCC may offer debt securities, guarantees and warrants to purchase debt securities, with pricing and availability of any such offerings depending on market conditions. In the third quarter of 2022, TDCC intends to file a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under InterNotes®. Also, in the third quarter of 2022, TDCC intends to file a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under a medium-term notes program.

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

Total Debt	Dow Inc.		TDCC
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
In millions
Notes payable	$295	$161	$295	$161
Long-term debt due within one year	361	231	361	231
Long-term debt	13,065	14,280	13,065	14,280
Gross debt	$13,721	$14,672	$13,721	$14,672
- Cash and cash equivalents	2,367	2,988	2,367	2,988
- Marketable securities [1]	169	245	169	245
Net debt	$11,185	$11,439	$11,185	$11,439
Total equity	$19,507	$18,739	$19,754	$19,029
Gross debt as a percent of total capitalization	41.3%	43.9%	41.0%	43.5%
Net debt as a percent of total capitalization	36.4%	37.9%	36.2%	37.5%
1.Included in "Other current assets" in the consolidated balance sheets.

In the second quarter of 2022, the Company redeemed $750 million aggregate principal amount of 3.625 percent notes due May 2026.

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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.38 to 1.00 at June 30, 2022. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2022. For information on TDCC's debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the 2021 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2022.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2022, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F2	Positive
Moody’s Investors Service	Baa1	P-2	Stable
Standard & Poor’s	BBB	A-2	Positive

On May 31, 2022, Moody's Investors Service announced a credit rating upgrade for TDCC from Baa2 to Baa1, affirmed its P-2 rating and maintained a stable outlook. On June 6, 2022, Fitch Ratings affirmed TDCC’s BBB+ and F2 rating, and revised its outlook to positive from stable. On June 8, 2022, Standard & Poor’s affirmed TDCC’s BBB and A-2 rating, and revised its outlook to positive from stable. These credit agencies' decisions were made as part of their annual review process and reflect the Company's supportive financial policies and strong operating performance.

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

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by Dow Inc.'s Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended June 30, 2022, TDCC declared and paid a dividend to Dow Inc. of $1,333 million ($2,454 million for the six months ended June 30, 2022). At June 30, 2022, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 21 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 1, 2019, Dow Inc.'s Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company completed the April 1, 2019 share repurchase program in the second quarter of 2022. On April 13, 2022, Dow Inc.'s Board approved a new share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $800 million of its common stock in the second quarter of 2022 ($1,400 million in the first six months of 2022). At June 30, 2022, approximately $2,975 million of the new share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to, at a minimum, repurchase shares to cover dilution. With the announcement of the new share repurchase program, the Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, is intended to implement the long-term strategy of ensuring shareholder remuneration is approximately 65 percent over the economic cycle.

1.Operating net income is a non-GAAP measure that Dow defines as "Net income available for Dow Inc. common stockholders," excluding the impact of significant items.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $250 million to its pension plans in 2022, of which $89 million has been contributed through June 30, 2022. See Note 16 to the Consolidated Financial Statements and Note 20 to the Consolidated Financial Statements included in the 2021 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2020 Restructuring Program are expected to result in additional cash expenditures of $98 million, primarily through the end of 2022 and into 2023, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including contract cancellation penalties and environmental remediation. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, are expected to result in additional cash expenditures of approximately $20 million, primarily through the end of 2022. Restructuring implementation costs totaled $10 million in the second quarter of 2022 ($20 million in the first six months of 2022).

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

Digital Acceleration
In 2021, Dow announced plans to further advance and expand its digitalization efforts to deliver long-term value creation by accelerating investment in three key areas: expanding digital tools to accelerate materials science innovation; further enhancing the e-commerce buying and fulfillment experience for Dow's customers; and adopting real-time digital manufacturing insights, operational data intelligence and demand sensing to enhance the productivity and reliability of Dow’s operations. The Company expects more than $300 million in incremental annual run rate Operating EBITDA generation by the end of 2025 related to digital acceleration, with an additional one-time $100 million in structural working capital efficiency gains, driven in part by enhanced planning from digital tools. The activities related to digital acceleration are expected to result in additional cash expenditures of approximately $140 million, primarily through the end of 2022. Digital acceleration expenses totaled $51 million in the second quarter of 2022 ($92 million in the first six months of 2022).

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

Contractual Obligations at Jun 30, 2022	Payments Due In
In millions	2022	2023-2024	2025-2026	2027 and beyond	Total
Long-term debt obligations [1]	$58	$469	$464	$12,710	$13,701
Expected cash requirements for interest [2]	$302	$1,151	$1,106	$7,387	$9,946
1.Excludes unamortized debt discount and issuance costs of $275 million. Includes finance lease obligations of $826 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at June 30, 2022, and includes $56 million of various floating rate notes.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2022	2021
Claims unresolved at Jan 1	8,747	9,126
Claims filed	2,388	2,081
Claims settled, dismissed or otherwise resolved	(2,275)	(2,184)
Claims unresolved at Jun 30	8,860	9,023
Claimants with claims against both Union Carbide and Amchem	(2,106)	(2,498)
Individual claimants at Jun 30	6,754	6,525

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

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first six months of 2022. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

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

Economic conditions around the world, and in certain industries in which the Company does business, also impact sales price and volume. As a result, market uncertainty or an economic downturn driven by inflationary pressures; political tensions; war, including the ongoing conflict between Russia and Ukraine and the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company sells its products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on the Company’s results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2022	1,153,050	$67.64	1,153,050	$3,697
May 2022	8,057,999	$67.74	8,057,999	$3,151
June 2022	2,598,049	$67.81	2,598,049	$2,975
Second quarter 2022	11,809,098	$67.74	11,809,098	$2,975
1.On April 1, 2019, Dow Inc.'s Board of Directors ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion to be spent on the repurchase of the Company's common stock, with no expiration date. The Company completed the April 1, 2019 share repurchase program in the second quarter of 2022. On April 13, 2022, Dow Inc.'s Board approved a new share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

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

Date: July 22, 2022

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)