Form 10-Q
period 2023-03-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2023-04-26
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Dow Inc. had 707,314,807 shares of common stock, $0.01 par value, outstanding at March 31, 2023. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2023, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2023

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

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These are not the only risks and uncertainties that Dow faces. There may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on Dow’s business. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2023	Mar 31, 2022
Net sales	$11,851	$15,264
Cost of sales	10,629	12,402
Research and development expenses	214	218
Selling, general and administrative expenses	428	498
Amortization of intangibles	81	88
Restructuring and asset related charges - net	541	186
Equity in earnings (losses) of nonconsolidated affiliates	(48)	174
Sundry income (expense) - net	79	148
Interest income	76	28
Interest expense and amortization of debt discount	185	167
Income (loss) before income taxes	(120)	2,055
Provision (credit) for income taxes	(47)	503
Net income (loss)	(73)	1,552
Net income (loss) attributable to noncontrolling interests	20	(17)
Net income (loss) available for Dow Inc. common stockholders	$(93)	$1,569

Per common share data:
Earnings (loss) per common share - basic	$(0.13)	$2.12
Earnings (loss) per common share - diluted	$(0.13)	$2.11

Weighted-average common shares outstanding - basic	708.2	734.6
Weighted-average common shares outstanding - diluted	708.2	739.8

Depreciation	$475	$491
Capital expenditures	$440	$315
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Net income (loss)	$(73)	$1,552
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	31	(96)
Cumulative translation adjustments	101	(164)
Pension and other postretirement benefit plans	6	109
Derivative instruments	(64)	332
Total other comprehensive income	74	181
Comprehensive income	1	1,733
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	20	(17)
Comprehensive income (loss) attributable to Dow Inc.	$(19)	$1,750
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,319	$3,886
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2023: $110; 2022: $110)	5,740	5,611
Other	2,072	2,144
Inventories	6,825	6,988
Other current assets	1,400	1,848
Total current assets	19,356	20,477
Investments
Investment in nonconsolidated affiliates	1,508	1,589
Other investments (investments carried at fair value - 2023: $1,806; 2022: $1,757)	2,815	2,793
Noncurrent receivables	627	666
Total investments	4,950	5,048
Property
Property	58,679	58,055
Less: Accumulated depreciation	38,356	37,613
Net property	20,323	20,442
Other Assets
Goodwill	8,653	8,644
Other intangible assets (net of accumulated amortization - 2023: $5,114; 2022: $5,022)	2,336	2,442
Operating lease right-of-use assets	1,257	1,227
Deferred income tax assets	995	960
Deferred charges and other assets	1,446	1,363
Total other assets	14,687	14,636
Total Assets	$59,316	$60,603
Liabilities and Equity
Current Liabilities
Notes payable	$278	$362
Long-term debt due within one year	247	362
Accounts payable:
Trade	4,575	4,940
Other	1,985	2,276
Operating lease liabilities - current	304	287
Income taxes payable	335	334
Accrued and other current liabilities	2,765	2,770
Total current liabilities	10,489	11,331
Long-Term Debt	14,739	14,698
Other Noncurrent Liabilities
Deferred income tax liabilities	744	1,110
Pension and other postretirement benefits - noncurrent	3,799	3,808
Asbestos-related liabilities - noncurrent	844	857
Operating lease liabilities - noncurrent	1,007	997
Other noncurrent obligations	6,979	6,555
Total other noncurrent liabilities	13,373	13,327
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2023: 775,463,877 shares; 2022: 771,678,525 shares)	8	8
Additional paid-in capital	8,607	8,540
Retained earnings	22,584	23,180
Accumulated other comprehensive loss	(7,065)	(7,139)
Treasury stock at cost (2023: 68,149,070 shares; 2022: 66,798,605 shares)	(3,953)	(3,871)
Dow Inc.’s stockholders’ equity	20,181	20,718
Noncontrolling interests	534	529
Total equity	20,715	21,247
Total Liabilities and Equity	$59,316	$60,603
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2023	Mar 31, 2022
Operating Activities
Net income (loss)	$(73)	$1,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	648	752
Provision (credit) for deferred income tax	(418)	253
Earnings of nonconsolidated affiliates less than dividends received	102	374
Net periodic pension benefit cost (credit)	(23)	7
Pension contributions	(41)	(55)
Net gain on sales of assets, businesses and investments	(49)	(6)
Restructuring and asset related charges - net	541	186
Other net loss	347	140
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(68)	(741)
Inventories	163	(443)
Accounts payable	(631)	86
Other assets and liabilities, net	33	(493)
Cash provided by operating activities - continuing operations	531	1,612
Cash provided by (used for) operating activities - discontinued operations	4	(9)
Cash provided by operating activities	535	1,603
Investing Activities
Capital expenditures	(440)	(315)
Investment in gas field developments	(55)	(37)
Purchases of previously leased assets	(2)	(2)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	57	4
Acquisitions of property and businesses, net of cash acquired	(23)	—
Investments in and loans to nonconsolidated affiliates	—	(6)
Distributions and loan repayments from nonconsolidated affiliates	1	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	11
Purchases of investments	(165)	(148)
Proceeds from sales and maturities of investments	512	141
Other investing activities, net	(35)	(15)
Cash used for investing activities	(150)	(367)
Financing Activities
Changes in short-term notes payable	(91)	(21)
Payments on short-term debt greater than three months	—	(14)
Proceeds from issuance of long-term debt	13	16
Payments on long-term debt	(156)	(25)
Collections on securitization programs	—	141
Purchases of treasury stock	(125)	(600)
Proceeds from issuance of stock	55	35
Employee taxes paid for share-based payment arrangements	(41)	(35)
Distributions to noncontrolling interests	(13)	(1)
Dividends paid to stockholders	(496)	(513)
Cash used for financing activities	(854)	(1,017)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	(45)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(510)	174
Cash, cash equivalents and restricted cash at beginning of period	3,940	3,033
Cash, cash equivalents and restricted cash at end of period	$3,430	$3,207
Less: Restricted cash and cash equivalents, included in "Other current assets"	111	64
Cash and cash equivalents at end of period	$3,319	$3,143
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2023	Mar 31, 2022
Common Stock
Balance at beginning and end of period	$8	$8
Additional Paid-in Capital
Balance at beginning of period	8,540	8,151
Common stock issued/sold	55	35
Stock-based compensation and allocation of ESOP shares	56	35
Treasury stock issuances - compensation and benefit plans	(44)	(4)
Balance at end of period	8,607	8,217
Retained Earnings
Balance at beginning of period	23,180	20,623
Net income (loss) available for Dow Inc. common stockholders	(93)	1,569
Dividends to stockholders	(496)	(513)
Other	(7)	(7)
Balance at end of period	22,584	21,672
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,139)	(8,977)
Other comprehensive income	74	181
Balance at end of period	(7,065)	(8,796)
Unearned ESOP Shares
Balance at beginning of period	—	(15)
Allocation of ESOP shares	—	15
Balance at end of period	—	—
Treasury Stock
Balance at beginning of period	(3,871)	(1,625)
Treasury stock purchases	(126)	(600)
Treasury stock issuances - compensation and benefit plans	44	4
Balance at end of period	(3,953)	(2,221)
Dow Inc.'s stockholders' equity	20,181	18,880
Noncontrolling Interests	534	545
Total Equity	$20,715	$19,425

Dividends declared per share of common stock	$0.70	$0.70
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Net sales	$11,851	$15,264
Cost of sales	10,628	12,398
Research and development expenses	214	218
Selling, general and administrative expenses	428	498
Amortization of intangibles	81	88
Restructuring and asset related charges - net	541	186
Equity in earnings (losses) of nonconsolidated affiliates	(48)	174
Sundry income (expense) - net	69	136
Interest income	78	28
Interest expense and amortization of debt discount	185	167
Income (loss) before income taxes	(127)	2,047
Provision (credit) for income taxes	(47)	503
Net income (loss)	(80)	1,544
Net income (loss) attributable to noncontrolling interests	20	(17)
Net income (loss) available for The Dow Chemical Company common stockholder	$(100)	$1,561

Depreciation	$475	$491
Capital expenditures	$440	$315
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Net income (loss)	$(80)	$1,544
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	31	(96)
Cumulative translation adjustments	101	(164)
Pension and other postretirement benefit plans	6	109
Derivative instruments	(64)	332
Total other comprehensive income	74	181
Comprehensive income (loss)	(6)	1,725
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	20	(17)
Comprehensive income (loss) attributable to The Dow Chemical Company	$(26)	$1,742
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,319	$3,886
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2023: $110; 2022: $110)	5,740	5,611
Other	2,069	2,211
Inventories	6,825	6,988
Other current assets	1,377	1,815
Total current assets	19,330	20,511
Investments
Investment in nonconsolidated affiliates	1,508	1,589
Other investments (investments carried at fair value - 2023: $1,806; 2022: $1,757)	2,815	2,793
Noncurrent receivables	607	650
Total investments	4,930	5,032
Property
Property	58,679	58,055
Less accumulated depreciation	38,356	37,613
Net property	20,323	20,442
Other Assets
Goodwill	8,653	8,644
Other intangible assets (net of accumulated amortization - 2023: $5,114; 2022: $5,022)	2,336	2,442
Operating lease right-of-use assets	1,257	1,227
Deferred income tax assets	995	960
Deferred charges and other assets	1,446	1,363
Total other assets	14,687	14,636
Total Assets	$59,270	$60,621
Liabilities and Equity
Current Liabilities
Notes payable	$278	$362
Long-term debt due within one year	247	362
Accounts payable:
Trade	4,575	4,940
Other	1,985	2,349
Operating lease liabilities - current	304	287
Income taxes payable	335	334
Accrued and other current liabilities	2,623	2,613
Total current liabilities	10,347	11,247
Long-Term Debt	14,739	14,698
Other Noncurrent Liabilities
Deferred income tax liabilities	744	1,110
Pension and other postretirement benefits - noncurrent	3,799	3,808
Asbestos-related liabilities - noncurrent	844	857
Operating lease liabilities - noncurrent	1,007	997
Other noncurrent obligations	6,837	6,415
Total other noncurrent liabilities	13,231	13,187
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	8,738	8,627
Retained earnings	18,746	19,472
Accumulated other comprehensive loss	(7,065)	(7,139)
The Dow Chemical Company’s stockholder's equity	20,419	20,960
Noncontrolling interests	534	529
Total equity	20,953	21,489
Total Liabilities and Equity	$59,270	$60,621
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2023	Mar 31, 2022
Operating Activities
Net income (loss)	$(80)	$1,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	648	752
Provision (credit) for deferred income tax	(418)	253
Earnings of nonconsolidated affiliates less than dividends received	102	374
Net periodic pension benefit cost (credit)	(23)	7
Pension contributions	(41)	(55)
Net gain on sales of assets, businesses and investments	(49)	(6)
Restructuring and asset related charges - net	541	186
Other net loss	348	140
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(68)	(741)
Inventories	163	(443)
Accounts payable	(631)	86
Other assets and liabilities, net	42	(486)
Cash provided by operating activities	534	1,611
Investing Activities
Capital expenditures	(440)	(315)
Investment in gas field developments	(55)	(37)
Purchases of previously leased assets	(2)	(2)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	57	4
Acquisitions of property and businesses, net of cash acquired	(23)	—
Investments in and loans to nonconsolidated affiliates	—	(6)
Distributions and loan repayments from nonconsolidated affiliates	1	—
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	11
Purchases of investments	(165)	(148)
Proceeds from sales and maturities of investments	512	141
Other investing activities, net	(35)	(15)
Cash used for investing activities	(150)	(367)
Financing Activities
Changes in short-term notes payable	(91)	(21)
Payments on short-term debt greater than three months	—	(14)
Proceeds from issuance of long-term debt	13	16
Payments on long-term debt	(156)	(25)
Collections on securitization programs	—	141
Proceeds from issuance of stock	55	35
Employee taxes paid for share-based payment arrangements	(41)	(35)
Distributions to noncontrolling interests	(13)	(1)
Dividends paid to Dow Inc.	(620)	(1,121)
Cash used for financing activities	(853)	(1,025)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	(45)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(510)	174
Cash, cash equivalents and restricted cash at beginning of period	3,940	3,033
Cash, cash equivalents and restricted cash at end of period	$3,430	$3,207
Less: Restricted cash and cash equivalents, included in "Other current assets"	111	64
Cash and cash equivalents at end of period	$3,319	$3,143
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2023	Mar 31, 2022
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	8,627	8,159
Issuance of parent company stock - Dow Inc.	55	35
Stock-based compensation and allocation of ESOP shares	56	35
Balance at end of period	8,738	8,229
Retained Earnings
Balance at beginning of period	19,472	19,288
Net income (loss) available for The Dow Chemical Company common stockholder	(100)	1,561
Dividends to Dow Inc.	(620)	(1,121)
Other	(6)	(7)
Balance at end of period	18,746	19,721
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,139)	(8,977)
Other comprehensive income	74	181
Balance at end of period	(7,065)	(8,796)
Unearned ESOP Shares
Balance at beginning of period	—	(15)
Allocation of ESOP shares	—	15
Balance at end of period	—	—
The Dow Chemical Company's stockholder's equity	20,419	19,154
Noncontrolling Interests	534	545
Total Equity	$20,953	$19,699
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries ("TDCC" and together with Dow Inc., "Dow" or the "Company"). The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K").

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2023, the Company adopted the interim period disclosure requirements of Accounting Standards Update ("ASU") 2022-04, "Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." The ASU, issued in September 2022, requires disclosures intended to enhance the transparency of supplier finance programs. Specifically, the amendments require buyers in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for disclosure of rollforward information, which is required to be disclosed annually and is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for disclosure of rollforward information, which should be applied prospectively. The Company expects to early adopt the annual requirement to disclose rollforward information prospectively beginning in the 2023 annual financial statements. See Note 5 for disclosures related to the Company's supplier finance program.

Accounting Guidance Issued But Not Adopted at March 31, 2023
In March 2023, the Financial Accounting Standards Board issued ASU 2023-02, "Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The amendments permit reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). The amendments also require certain disclosures in annual and interim reporting periods about an entity's tax credit programs. The new standard is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and the amendments must be applied on either a modified retrospective or a retrospective basis. Early adoption is permitted. The Company is currently evaluating early adoption of the new guidance in 2023 and the adoption is not expected to have a material impact on the consolidated financial statements.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 99 percent for the three months ended March 31, 2023 and March 31, 2022. The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2023, the Company had unfulfilled performance obligations of $963 million ($840 million at December 31, 2022) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next seven years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which the Company has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. The Company has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 17 years. The Company will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Hydrocarbons & Energy	$1,874	$2,416
Packaging and Specialty Plastics	4,240	5,211
Packaging & Specialty Plastics	$6,114	$7,627
Industrial Solutions	$1,139	$1,515
Polyurethanes & Construction Chemicals	2,234	3,005
Other	5	4
Industrial Intermediates & Infrastructure	$3,378	$4,524
Coatings & Performance Monomers	$858	$1,075
Consumer Solutions	1,418	1,974
Performance Materials & Coatings	$2,276	$3,049
Corporate	$83	$64
Total	$11,851	$15,264

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
U.S. & Canada	$4,450	$5,537
EMEAI [1]	4,053	5,512
Asia Pacific	2,047	2,753
Latin America	1,301	1,462
Total	$11,851	$15,264
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

Revenue recognized in the first three months of 2023 from amounts included in contract liabilities at the beginning of the period was approximately $40 million (approximately $65 million in the first three months of 2022). In the first three months of 2023, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $30 million (insignificant in the first three months of 2022).

The following table summarizes contract assets and liabilities at March 31, 2023 and December 31, 2022:

Contract Assets and Liabilities	Balance Sheet Classification	Mar 31, 2023	Dec 31, 2022
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,740	$5,611
Contract assets - current	Other current assets	$21	$48
Contract assets - noncurrent	Deferred charges and other assets	$16	$16
Contract liabilities - current	Accrued and other current liabilities	$293	$275
Contract liabilities - noncurrent	Other noncurrent obligations	$1,740	$1,725

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. For additional information on the Company's restructuring programs, see Note 5 to the Consolidated Financial Statements included in the 2022 10-K.

2023 Restructuring Program
On January 25, 2023, the Dow Inc. Board of Directors ("Board") approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. As a result of these actions the Company recorded pretax restructuring charges of $541 million in the first quarter of 2023. These actions are expected to be substantially complete by the end of 2024. The following table summarizes the activities related to the 2023 Restructuring Program, including segment information:

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
In millions
Packaging & Specialty Plastics	$—	$1	$1
Industrial Intermediates & Infrastructure	—	40	40
Performance Materials & Coatings	—	49	49
Corporate	344	107	451
Total restructuring charges	$344	$197	$541
Charges against the reserve	—	(197)	(197)
Cash payments	(11)	—	(11)
Reserve balance at Mar 31, 2023	$333	$—	$333

At March 31, 2023, $256 million of the reserve balance was included in "Accrued and other current liabilities" and $77 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2023 Restructuring Program included a charge for severance and related benefit costs of $344 million for a global workforce reduction of approximately 2,000 employees. A majority of separations are intended to occur by the end of the second quarter of 2023 with the remaining occurring primarily through the end of 2024.

Asset Write-downs and Write-offs
The restructuring charge related to the write-down and write-off of assets in the first quarter of 2023 totaled $197 million. Details regarding the asset write-downs and write-offs are as follows:

•Industrial Intermediates & Infrastructure charges relate to the shutdown of certain polyurethanes assets and the write-off of other assets. The majority of the impacted facilities are expected to be shutdown by the end of 2024.
•Performance Materials & Coatings recorded charges to rationalize its asset footprint by shutting down certain coatings assets. These facilities are expected to be shutdown by the end of 2024.
•Corporate recorded charges related to the write-down of Company owned and leased, non-manufacturing facilities, primarily related to office space rationalization.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's efficiency actions, are expected to result in additional cash expenditures of approximately $425 million, primarily through the end of 2024.

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

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Non-operating pension and other postretirement benefit plan net credits [1]	$96	$89
Foreign exchange gains (losses) [2]	(102)	2
Gain on sales of other assets and investments [3]	65	31
Asset impairments and related costs [4]	(18)	—
Indemnification and other transaction related costs [5]	9	12
Other - net	29	14
Total sundry income (expense) – net	$79	$148
1.See Note 12 for additional information.
2.Foreign exchange losses for the three months ended March 31, 2023 relate primarily to exposures in the Argentinian peso.
3.Includes gains associated with the sale of shares of a previously impaired equity method investment.
4.Certain obligations associated with a previously impaired equity method investment.
5.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution.

Sundry income (expense) - net for TDCC for the three months ended March 31, 2023 and 2022 is substantially the same as that of Dow Inc. and therefore is not disclosed separately.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At March 31, 2023, outstanding obligations confirmed as valid under the SCF program were $290 million ($267 million at December 31, 2022), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 6 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three months ended March 31, 2023 and 2022. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Net income (loss)	$(73)	$1,552
Net income (loss) attributable to noncontrolling interests	20	(17)
Net income attributable to participating securities [1]	3	8
Net income (loss) attributable to common stockholders	$(96)	$1,561

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended
Dollars per share	Mar 31, 2023	Mar 31, 2022
Earnings (loss) per common share - basic	$(0.13)	$2.12
Earnings (loss) per common share - diluted	$(0.13)	$2.11

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2023	Mar 31, 2022
Weighted-average common shares outstanding - basic	708.2	734.6
Plus dilutive effect of equity compensation plans [2]	—	5.2
Weighted-average common shares outstanding - diluted	708.2	739.8
Stock options and restricted stock units excluded from EPS calculations [3]	22.1	6.8
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.The three months ended March 31, 2023 reflect a net loss, and as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
3.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2023	Dec 31, 2022
In millions
Finished goods	$3,974	$4,150
Work in process	1,458	1,476
Raw materials	867	954
Supplies	911	892
Total	$7,210	$7,472
Adjustment of inventories to the LIFO basis	(385)	(484)
Total inventories	$6,825	$6,988

NOTE 8 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2022 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2023, the Company had accrued obligations of $1,233 million for probable environmental remediation and restoration costs ($1,192 million at December 31, 2022), including $254 million for the remediation of Superfund sites ($244 million at December 31, 2022). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2023 activity, it was determined that no adjustment to the accrual was required at March 31, 2023.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $929 million at March 31, 2023 ($947 million at December 31, 2022). At March 31, 2023, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

Groundwater Contamination
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Legacy Liabilities"). The costs associated with these Legacy Liabilities were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of the Legacy Liabilities now deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. As a result, the Company recorded a pretax charge of $177 million, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. At March 31, 2023, the total liability related to such alleged Legacy Liabilities settlements was $237 million, which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $99 million at March 31, 2023 ($98 million at December 31, 2022) related to the 2016 ownership restructure of Dow Silicones, which were included in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars), for which the Company received payment in October 2019 and March 2020. At March 31, 2023, $323 million ($323 million at December 31, 2022) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

NOTE 9 - LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2022 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2023 and 2022 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Operating lease cost	$98	$97
Finance lease cost
Amortization of right-of-use assets - finance	$26	$26
Interest on lease liabilities - finance	8	8
Total finance lease cost	$34	$34
Short-term lease cost	66	59
Variable lease cost	181	115
Sublease income	(2)	(3)
Total lease cost	$377	$302

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$105	$101
Operating cash flows for finance leases	$8	$8
Financing cash flows for finance leases	$28	$22
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$99	$16
Finance leases	$6	$17

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2023 and 2022 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Unrealized Gains (Losses) on Investments
Beginning balance	$(253)	$59
Unrealized gains (losses) on investments	30	(121)
Tax (expense) benefit	—	24
Net unrealized gains (losses) on investments	30	(97)
(Gains) losses reclassified from AOCL to net income (loss) [1]	1	1
Tax expense (benefit) [2]	—	—
Net (gains) losses reclassified from AOCL to net income (loss)	1	1
Other comprehensive income (loss), net of tax	31	(96)
Ending balance	$(222)	$(37)
Cumulative Translation Adjustment
Beginning balance	$(1,934)	$(1,355)
Gains (losses) on foreign currency translation	84	(165)
Tax (expense) benefit	2	13
Net gains (losses) on foreign currency translation	86	(152)
(Gains) losses reclassified from AOCL to net income (loss) [3]	15	(12)
Other comprehensive income (loss), net of tax	101	(164)
Ending balance	$(1,833)	$(1,519)
Pension and Other Postretirement Benefits
Beginning balance	$(4,877)	$(7,334)
Gains (losses) arising during the period	2	2
Amortization of net loss and prior service credits reclassified from AOCL to net income (loss) [4]	3	157
Tax expense (benefit) [2]	1	(50)
Net loss and prior service credits reclassified from AOCL to net income (loss)	4	107
Other comprehensive income (loss), net of tax	6	109
Ending balance	$(4,871)	$(7,225)
Derivative Instruments
Beginning balance	$(75)	$(347)
Gains (losses) on derivative instruments	(183)	420
Tax (expense) benefit	33	(56)
Net gains (losses) on derivative instruments	(150)	364
(Gains) losses reclassified from AOCL to net income (loss) [5]	109	(34)
Tax expense (benefit) [2]	(23)	2
Net (gains) losses reclassified from AOCL to net income (loss)	86	(32)
Other comprehensive income (loss), net of tax	(64)	332
Ending balance	$(139)	$(15)
Total AOCL ending balance	$(7,065)	$(8,796)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Provision (credit) for income taxes."
3.Reclassified to "Sundry income (expense) - net."
4.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Company's defined benefit pension and other postretirement benefit plans. See Note 12 for additional information.
5.Reclassified to "Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 11 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2023 and 2022:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Balance at beginning of period	$529	$574
Net income (loss) attributable to noncontrolling interests [1]	20	(17)
Distributions to noncontrolling interests	(13)	(1)
Cumulative translation adjustments	(3)	(11)
Other	1	—
Balance at end of period	$534	$545
1.The first quarter of 2022 includes the portion of asset related charges attributable to noncontrolling interests related to a joint venture in Russia. See Note 4 for additional information.

NOTE 12 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2022 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Defined Benefit Pension Plans
Service cost	$70	$99
Interest cost	279	171
Expected return on plan assets	(389)	(424)
Amortization of prior service credit	(7)	(6)
Amortization of net loss	24	167
Net periodic benefit cost (credit)	$(23)	$7

Other Postretirement Benefit Plans
Service cost	$1	$1
Interest cost	11	7
Amortization of net gain	(14)	(4)
Net periodic benefit cost (credit)	$(2)	$4

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 13 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the 2022 10-K.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan, as amended. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

In the first quarter of 2023, Dow Inc. granted the following stock-based compensation awards to employees:
•1.1 million stock options with a weighted-average exercise price of $59.08 per share and a weighted-average fair value of $12.13 per share;
•1.8 million restricted stock units with a weighted-average fair value of $59.03 per share; and
•1.2 million performance stock units with a weighted-average fair value of $64.04 per share.

Employee Stock Purchase Plan
The Dow Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP") was adopted by the Dow Inc. Board on February 11, 2021, and approved by stockholders at the Company's annual meeting on April 15, 2021. Under the 2023 annual offering of the 2021 ESPP, most employees will be eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased is determined using the amount contributed by the employee divided by the plan price. The plan price of the stock is equal to 85 percent of the fair market value (closing price) of the common stock at May 1, 2023 (beginning) or November 3, 2023 (ending) of the offering period, whichever is lower.

NOTE 14 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2022 10-K.

The following table summarizes the fair value of financial instruments at March 31, 2023 and December 31, 2022:

Fair Value of Financial Instruments	Mar 31, 2023				Dec 31, 2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Held-to-maturity securities [1]	$714	$—	$—	$714	$872	$—	$—	$872
Money market funds	1,273	—	—	1,273	355	—	—	355
Total cash equivalents	$1,987	$—	$—	$1,987	$1,227	$—	$—	$1,227
Marketable securities [2]	$610	$9	$—	$619	$927	$12	$—	$939
Other investments:
Debt securities:
Government debt [3]	$762	$1	$(122)	$641	$754	$1	$(133)	$622
Corporate bonds	1,272	9	(134)	1,147	1,274	10	(159)	1,125
Total debt securities	$2,034	$10	$(256)	$1,788	$2,028	$11	$(292)	$1,747
Equity securities [4]	5	13	—	18	5	5	—	10
Total other investments	$2,039	$23	$(256)	$1,806	$2,033	$16	$(292)	$1,757
Total cash equivalents, marketable securities and other investments	$4,636	$32	$(256)	$4,412	$4,187	$28	$(292)	$3,923
Long-term debt including debt due within one year [5]	$(14,986)	$1,389	$(642)	$(14,239)	$(15,060)	$1,683	$(498)	$(13,875)
Derivatives relating to:
Interest rates [6]	$—	$2	$—	$2	$—	$105	$—	$105
Foreign currency	—	66	(17)	49	—	115	(30)	85
Commodities [6]	—	24	(30)	(6)	—	72	(61)	11
Total derivatives	$—	$92	$(47)	$45	$—	$292	$(91)	$201
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
5.Cost includes fair value hedge adjustment gains of $49 million at March 31, 2023 and $46 million at December 31, 2022 on $2,729 million of debt at March 31, 2023 and $2,279 million of debt at December 31, 2022.
6.Presented net of cash collateral where master netting arrangements allow.

Cost approximates fair value for all other financial instruments.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the three months ended March 31, 2023 and 2022:

Investing Results	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Proceeds from sales of available-for-sale securities	$146	$113
Gross realized gains	$8	$12
Gross realized losses	$(9)	$(13)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2023	Cost	Fair Value
In millions
Within one year	$78	$76
One to five years	894	814
Six to ten years	550	479
After ten years	512	419
Total	$2,034	$1,788

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2023. There was $8 million of net unrealized gains recognized in earnings on equity securities for the three months ended March 31, 2023 ($3 million net unrealized loss for the three months ended March 31, 2022).

Investments in Equity Securities	Mar 31, 2023	Dec 31, 2022
In millions
Readily determinable fair value	$18	$10
Not readily determinable fair value	$178	$186

Derivative Instruments
The notional amounts of the Company's derivative instruments at March 31, 2023 and December 31, 2022 were as follows:

Notional Amounts [1]	Mar 31, 2023	Dec 31, 2022
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$450	$1,500
Foreign currency contracts	$2,141	$2,408
Derivatives not designated as hedging instruments:
Interest rate contracts	$46	$3
Foreign currency contracts	$12,150	$8,837
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at March 31, 2023 and December 31, 2022 were as follows:

Commodity Notionals [1]	Mar 31, 2023	Dec 31, 2022	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	8.5	19.2	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.0	—	million barrels of oil equivalent
Power derivatives	21.3	—	thousands of megawatt hours
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2024
Foreign currency contracts	2024
Commodity contracts	2026

The following tables provide the fair value and balance sheet classification of derivative instruments at March 31, 2023 and December 31, 2022:

Fair Value of Derivative Instruments		Mar 31, 2023
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheets
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$37	$(35)	$2
Foreign currency contracts	Other current assets	32	(32)	—
Commodity contracts	Other current assets	87	(65)	22
Total		$156	$(132)	$24
Derivatives not designated as hedging instruments:
Interest rate contracts	Other current assets	$2	$(2)	$—
Foreign currency contracts	Other current assets	90	(24)	66
Commodity contracts	Other current assets	2	—	2
Total		$94	$(26)	$68
Total asset derivatives		$250	$(158)	$92

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent obligations	$35	$(35)	$—
Foreign currency contracts	Accrued and other current liabilities	41	(32)	9
Commodity contracts	Accrued and other current liabilities	147	(119)	28
Total		$223	$(186)	$37
Derivatives not designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	$2	$(2)	$—
Foreign currency contracts	Accrued and other current liabilities	32	(24)	8
Commodity contracts	Accrued and other current liabilities	2	—	2
Total		$36	$(26)	$10
Total liability derivatives		$259	$(212)	$47
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
Derivatives not designated as hedging instruments:
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $77 million at March 31, 2023 ($80 million at December 31, 2022). No cash collateral was posted by counterparties with the Company at March 31, 2023 ($2 million at December 31, 2022).

The following tables summarize the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022:

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1]		Amount of gain (loss) recognized in income [2]		Income Statement Classification
	Three Months Ended		Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022	Mar 31, 2023	Mar 31, 2022
Derivatives designated as hedging instruments:
Fair value hedges:
Excluded components [3]	$(1)	$—	$—	$—	Interest expense and amortization of debt discount
Cash flow hedges:
Interest rate contracts	5	99	(2)	(3)	Interest expense and amortization of debt discount
Foreign currency contracts	—	2	2	3	Cost of sales
Commodity contracts	(143)	207	(109)	34	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(9)	(2)	—	—
Excluded components [3]	3	29	—	12	Sundry income (expense) - net
Total derivatives designated as hedging instruments	$(145)	$335	$(109)	$46
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(1)	Interest expense and amortization of debt discount
Foreign currency contracts	—	—	35	(85)	Sundry income (expense) - net
Commodity contracts	—	—	—	22	Cost of sales
Total return swap	—	—	(7)	—	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$28	$(64)
Total derivatives	$(145)	$335	$(81)	$(18)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Mar 31, 2023
In millions
Cash flow hedges:
Interest rate contracts	$(7)
Commodity contracts	$(101)
Foreign currency contracts	$—
Net foreign investment hedges:
Excluded components	$3

NOTE 15 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2022 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis	Mar 31, 2023				Dec 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
In millions
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	$—	$714	$—	$714	$—	$872	$—	$872
Money market funds	—	1,273	—	1,273	—	355	—	355
Marketable securities [2]	—	619	—	619	—	939	—	939
Equity securities [3]	18	—	—	18	10	—	—	10
Nonconsolidated affiliates [4]	—	—	7	7	—	—	7	7
Debt securities: [3]
Government debt [5]	—	641	—	641	—	622	—	622
Corporate bonds	31	1,116	—	1,147	35	1,090	—	1,125
Derivatives relating to: [6]
Interest rates	—	39	—	39	—	351	—	351
Foreign currency	—	122	—	122	—	204	—	204
Commodities	18	71	—	89	63	158	—	221
Total assets at fair value	$67	$4,595	$7	$4,669	$108	$4,591	$7	$4,706
Liabilities at fair value:
Long-term debt including debt due within one year [7]	$—	$14,239	$—	$14,239	$—	$13,875	$—	$13,875
Guarantee liability [8]	—	—	194	194	—	—	199	199
Derivatives relating to: [6]
Interest rates	—	37	—	37	—	246	—	246
Foreign currency	—	73	—	73	—	119	—	119
Commodities	68	81	—	149	103	167	—	270
Total liabilities at fair value	$68	$14,430	$194	$14,692	$103	$14,407	$199	$14,709
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
6.See Note 14 for the classification of derivatives in the consolidated balance sheets.
7.See Note 14 for information on fair value measurements of long-term debt.
8.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $84 million in private market securities and $20 million in real estate at March 31, 2023 ($92 million in private market securities and $20 million in real estate at December 31, 2022). There are no redemption restrictions and the unfunded commitments on these investments were $54 million at March 31, 2023 and December 31, 2022.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The level 3 asset value represents the fair value of an investment in a limited liability company, accounted for as an investment in nonconsolidated affiliates. There was no unfunded commitment on the investment at March 31, 2023 or December 31, 2022.

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

Fair Value Measurements on a Nonrecurring Basis
As part of the 2023 Restructuring Program, the Company has or will shut down a number of manufacturing facilities, corporate facilities and miscellaneous assets around the world. In the first quarter of 2023, the assets associated with this plan were written down to zero, except for one corporate facility. The remaining corporate facility, which was classified as a level 3 measurement, was written down to a fair value of $16 million using unobservable inputs. In addition, impairments of leased, non-manufacturing facilities, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to a fair value of $9 million using unobservable inputs. The impairment charges related to the 2023 Restructuring Program, totaling $197 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($1 million), Industrial Intermediates & Infrastructure ($40 million), Performance Materials & Coatings ($49 million) and Corporate ($107 million).

NOTE 16 – SEGMENTS AND GEOGRAPHIC REGIONS
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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Mar 31, 2023
Net sales	$6,114	$3,378	$2,276	$83	$11,851
Equity in earnings (losses) of nonconsolidated affiliates	$21	$(73)	$3	$1	$(48)
Dow Inc. Operating EBIT [1]	$642	$123	$35	$(92)	$708
Three months ended Mar 31, 2022
Net sales	$7,627	$4,524	$3,049	$64	$15,264
Equity in earnings (losses) of nonconsolidated affiliates	$110	$62	$3	$(1)	$174
Dow Inc. Operating EBIT [1]	$1,234	$661	$595	$(71)	$2,419
1.Operating EBIT for TDCC for the three months ended March 31, 2023 and 2022 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income (loss)" to Operating EBIT is provided in the following table.

Reconciliation of "Net income (loss)" to Operating EBIT	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Net income (loss)	$(73)	$1,552
+ Provision (credit) for income taxes	(47)	503
Income (loss) before income taxes	$(120)	$2,055
- Interest income	76	28
+ Interest expense and amortization of debt discount	185	167
- Significant items	(719)	(225)
Operating EBIT	$708	$2,419

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Mar 31, 2023
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(1)	$(40)	$(67)	$(443)	$(551)
Litigation related charges, awards and adjustments [2]	—	(177)	—	—	(177)
Indemnification and other transaction related costs [3]	—	—	—	9	9
Total	$(1)	$(217)	$(67)	$(434)	$(719)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. Also includes certain gains and losses associated with previously impaired equity investments.
2.Includes a loss associated with legacy agricultural products groundwater contamination matters. See Note 8 for additional information.
3.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.

Significant Items by Segment	Three Months Ended Mar 31, 2022
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(41)	$(41)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	(10)	(10)
Russia / Ukraine conflict charges [3]	(31)	(109)	(16)	(30)	(186)
Indemnification and other transactions related costs [4]	—	—	—	12	12
Total	$(31)	$(109)	$(16)	$(69)	$(225)
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

OUTLOOK
Looking to the remainder of the year, Dow's consistent and disciplined execution enhances its ability to navigate the impact of higher inflation on consumer demand and soft global economic activity. Dow expects the benefit of its operational and cost actions to continue to build as it progresses through 2023. Dow will remain flexible, responding quickly as conditions evolve and expects oil and gas spreads to further support its strategic cost-advantaged positions. The underlying long-term growth fundamentals in Dow's market verticals remain intact as Dow advances both its decarbonize and grow and transform the waste strategies to raise its underlying earnings profile by $3 billion across the economic cycle.

OVERVIEW
The following is a summary of the results for the three months ended March 31, 2023:
•The Company reported net sales in the first quarter of 2023 of $11.9 billion, down 22 percent from $15.3 billion in the first quarter of 2022, with decreases across all operating segments and geographic regions; Packaging & Specialty Plastics (down 20 percent), Industrial Intermediates & Infrastructure (down 25 percent) and Performance Materials & Coatings (down 25 percent).
•Local price decreased 10 percent compared with the first quarter of 2022 with decreases across all operating segments; Packaging & Specialty Plastics (down 11 percent), Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 12 percent). Local price decreased in all geographic regions compared with the first quarter of 2022.
•Volume decreased 11 percent compared with the first quarter of 2022. Volume decreased in all operating segments; Packaging & Specialty Plastics (down 8 percent) Industrial Intermediates & Infrastructure (down 17 percent) and Performance Materials & Coatings (down 11 percent). Volume decreased in all geographic regions, except Latin America, which was flat.
•Currency had an unfavorable impact of 1 percent on net sales compared with the first quarter of 2022, driven by EMEAI (down 3 percent) and Asia Pacific (down 3 percent).
•Restructuring and asset related charges - net were $541 million in the first quarter of 2023, reflecting actions related to the 2023 Restructuring Program, which was approved by the Dow Inc. Board on January 25, 2023. The restructuring charges consisted of severance and related benefit costs of $344 million and asset write-downs and write-offs of $197 million.
•Equity in losses of nonconsolidated affiliates was $48 million in the first quarter of 2023, compared with equity in earnings of nonconsolidated affiliates of $174 million in the first quarter of 2022, primarily due to lower integrated polyethylene margins and lower demand at the Company's principal joint ventures.
•Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was a loss of $93 million and $100 million, respectively, in the first quarter of 2023, compared with income of $1,569 million and $1,561 million in the first quarter of 2022. Earnings (loss) per share for Dow Inc. was a loss per share of $0.13 in the first quarter of 2023, compared with earnings per share of $2.11 in the first quarter of 2022. These decreases reflect lower local prices and reduced operating rates to match market dynamics.
•Cash provided by operating activities - continuing operations was $531 million in the first quarter of 2023, down $1.1 billion compared with the same period last year. Compared with the fourth quarter of 2022, cash provided by operating activities - continuing operations decreased $1.5 billion.
•Dow Inc. repurchased $125 million of the Company's common stock in the first quarter of 2023.
•On February 9, 2023, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on March 10, 2023, to shareholders of record as of February 28, 2023.
In addition, the following events occurred subsequent to the first quarter of 2023:
•On April 13, 2023, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 9, 2023, to shareholders of record as of May 31, 2023.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Net sales	$11,851	$15,264

Sales Variances by Operating Segment and Geographic Region
	Three Months Ended Mar 31, 2023
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(11)%	(1)%	(8)%	(20)%
Industrial Intermediates & Infrastructure	(6)	(2)	(17)	(25)
Performance Materials & Coatings	(12)	(2)	(11)	(25)
Total	(10)%	(1)%	(11)%	(22)%
Total, excluding the Hydrocarbons & Energy business	(9)%	(2)%	(11)%	(22)%
U.S. & Canada	(11)%	—%	(9)%	(20)%
EMEAI	(8)	(3)	(15)	(26)
Asia Pacific	(11)	(3)	(12)	(26)
Latin America	(11)	—	—	(11)
Total	(10)%	(1)%	(11)%	(22)%

Net sales in the first quarter of 2023 were $11.9 billion, down 22 percent from $15.3 billion in the first quarter of 2022, with local price down 10 percent, volume down 11 percent and an unfavorable currency impact of 1 percent. Net sales decreased in all operating segments and geographic regions, primarily driven by slower economic growth. Local price decreased in Packaging & Specialty Plastics (down 11 percent), Industrial Intermediates & Infrastructure (down 6 percent), and Performance Materials & Coatings (down 12 percent), driven by industry supply additions. Volume decreased in all operating segments and geographic regions except Latin America, which was flat. Volume decreased in Packaging & Specialty Plastics (down 8 percent), Industrial Intermediates & Infrastructure (down 17 percent) and Performance Materials & Coatings (down 11 percent). Currency unfavorably impacted net sales by 1 percent, driven by EMEAI (down 3 percent) and Asia Pacific (down 3 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 22 percent.

Cost of Sales
Cost of sales ("COS") was $10.6 billion in the first quarter of 2023, down from $12.4 billion in the first quarter of 2022, primarily due to lower raw material costs on lower volume. COS as a percentage of net sales was 89.7 percent in the first quarter of 2023 compared with 81.2 percent in the first quarter of 2022.

Research and Development Expenses
Research and development ("R&D") expenses totaled $214 million in the first quarter of 2023, compared with $218 million in the first quarter of 2022.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $428 million in the first quarter of 2023, compared with $498 million in the first quarter of 2022. SG&A expenses decreased in the first quarter of 2023 due to lower performance-based compensation costs and bad debt reserve write-offs more than offsetting increases in labor costs as well as fringe benefit expenses tied to stock market changes.

Amortization of Intangibles
Amortization of intangibles was $81 million in the first quarter of 2023, compared with $88 million in the first quarter of 2022.

Restructuring and Asset Related Charges - Net
2023 Restructuring Program
On January 25, 2023, the Dow Inc. Board approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2023 the Company recorded pretax restructuring charges of $541 million, consisting of severance and related benefit costs of $344 million and asset write-downs and write-offs of $197 million. Restructuring charges by segment were as follows: $1 million in Packaging & Specialty Plastics, $40 million in Industrial Intermediates & Infrastructure, $49 million in Performance Materials & Coatings and $451 million in Corporate. These actions are expected to be substantially complete by the end of 2024.

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

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $48 million in the first quarter of 2023, compared with equity in earnings of nonconsolidated affiliates of $174 million in the first quarter of 2022, primarily due to lower integrated polyethylene margins and lower demand at the Company's principal joint ventures. Dividends from nonconsolidated affiliates were $53 million in the first three months of 2023, compared with $548 million in the first three months of 2022.

Sundry Income (Expense) – Net
For the three months ended March 31, 2023, Sundry income (expense) - net was income of $79 million and $69 million for Dow Inc. and TDCC, respectively, compared with income of $148 million and $136 million, respectively, for the three months ended March 31, 2022. The first quarter of 2023 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments. These were partially offset by foreign currency exchange losses. In addition, Dow Inc. included a $9 million gain associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution (related to Corporate).

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $185 million in the first quarter of 2023, compared with $167 million in the first quarter of 2022. The increase in interest expense is primarily due to higher interest rates in 2023.

Provision (Credit) for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The Company reported a credit for income taxes of $47 million in the first quarter of 2023, resulting in an effective tax rate of 39.2 percent and 37.0 percent for Dow Inc. and TDCC, respectively, compared with a provision of $503 million in the first quarter of 2022, resulting in an effective tax rate of 24.5 percent and 24.6 percent. The credit for income taxes in 2023 was primarily due to negative pretax income and benefits related to deferred tax assets in a foreign jurisdiction, partially offset by a remeasurement of uncertain tax positions. These factors in conjunction with geographic mix of earnings resulted in a higher tax rate for the first quarter of 2023 compared with the first quarter of 2022.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was a loss of $93 million, or $0.13 per share, in the first quarter of 2023, compared with income of $1,569 million, or $2.11 per share, in the first quarter of 2022. See Note 6 to the Consolidated Financial Statements for details on Dow Inc.'s earnings (loss) per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was a loss of $100 million in the first quarter of 2023, compared with income of $1,561 million in the first quarter of 2022. TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
For further discussion of the Company's segments, see Part I, Item 1. Business of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 10-K"), filed with the SEC on February 1, 2023.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Net sales	$6,114	$7,627
Operating EBIT	$642	$1,234
Equity earnings	$21	$110

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(11)%
Currency	(1)
Volume	(8)
Total	(20)%

Packaging & Specialty Plastics net sales were $6,114 million in the first quarter of 2023, down 20 percent from net sales of $7,627 million in the first quarter of 2022, with local price down 11 percent, volume down 8 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Local price, primarily in the U.S. & Canada and EMEAI, decreased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, decreased 15 percent compared with the first quarter of 2022. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower polyethylene prices, which were partially offset by gains in functional polymers. Volume decreased in Hydrocarbons & Energy, driven by lower olefins and aromatics sales primarily in EMEAI. Volume decreased in Packaging and Specialty Plastics primarily due to lower demand in all geographic regions except for Latin America.

Operating EBIT was $642 million in the first quarter of 2023, down $592 million from Operating EBIT of $1,234 million in the first quarter of 2022. Operating EBIT decreased primarily due to lower selling prices and demand and lower equity earnings, which were partially offset by lower raw materials and energy costs driven by lower volume.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Net sales	$3,378	$4,524
Operating EBIT	$123	$661
Equity earnings (losses)	$(73)	$62

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(6)%
Currency	(2)
Volume	(17)
Total	(25)%

Industrial Intermediates & Infrastructure net sales were $3,378 million in the first quarter of 2023, down 25 percent from $4,524 million in the first quarter of 2022, with local price down 6 percent, volume down 17 percent, and an unfavorable currency impact of 2 percent. Local price decreased in both businesses and across all geographic regions. Currency had an unfavorable impact on sales in both businesses, driven by EMEAI and Asia Pacific. Volume decreased in both businesses and across all geographic regions. Volume decreased in Polyurethanes & Construction Chemicals, driven by lower demand for building & construction, consumer durables, and industrial applications. Volume decreased in Industrial Solutions, driven by lower demand for coatings and industrial applications.

Operating EBIT was $123 million in the first quarter of 2023, down $538 million from Operating EBIT of $661 million in the first quarter of 2022. Operating EBIT decreased primarily due to lower selling prices and demand, margin compression due to rising energy costs particularly in EMEAI and lower equity earnings at the EQUATE and Sadara joint ventures.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Net sales	$2,276	$3,049
Operating EBIT	$35	$595
Equity earnings	$3	$3

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(12)%
Currency	(2)
Volume	(11)
Total	(25)%

Performance Materials & Coatings net sales were $2,276 million in the first quarter of 2023, down 25 percent from net sales of $3,049 million in the first quarter of 2022, with local price down 12 percent, volume down 11 percent and an unfavorable currency impact of 2 percent. Local price decreased in both businesses and across all geographic regions. Consumer Solutions local price decreased primarily due to competitive pricing pressure from supply additions in China in upstream siloxanes. Local price decreased in Coatings & Performance Monomers primarily due to lower raw material prices and unfavorable supply and demand dynamics in acrylic monomers and architectural coatings. Volume decreased in Consumer Solutions in EMEAI, the U.S. & Canada and Latin America, partially offset by an increase in Asia Pacific. Volume decreased in Coatings & Performance Monomers in all regions, driven by lower demand for architectural coatings. The unfavorable currency impact was driven by EMEAI and Asia Pacific.

Operating EBIT was $35 million in the first quarter of 2023, down $560 million from Operating EBIT of $595 million in the first quarter of 2022. Operating EBIT decreased primarily due to price decreases in Consumer Solutions and lower demand in both businesses.

CORPORATE

Corporate	Three Months Ended
In millions	Mar 31, 2023	Mar 31, 2022
Net sales	$83	$64
Operating EBIT	$(92)	$(71)
Equity earnings (losses)	$1	$(1)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $83 million in the first quarter of 2023, an increase from net sales of $64 million in the first quarter of 2022.

Operating EBIT was a loss of $92 million in the first quarter of 2023, compared with a loss of $71 million in the first quarter of 2022. Operating EBIT decreased primarily due to increased costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,319 million at March 31, 2023 and $3,886 million at December 31, 2022, of which $1,610 million at March 31, 2023 and $1,789 million at December 31, 2022 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At March 31, 2023, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Three Months Ended		Three Months Ended
	Mar 31, 2023	Mar 31, 2022	Mar 31, 2023	Mar 31, 2022
In millions
Cash provided by (used for):
Operating activities - continuing operations	$531	$1,612	$534	$1,611
Operating activities - discontinued operations	4	(9)	—	—
Operating activities	535	1,603	534	1,611
Investing activities	(150)	(367)	(150)	(367)
Financing activities	(854)	(1,017)	(853)	(1,025)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first three months of 2023 was primarily driven by the Company's cash earnings, which were partially offset by cash used for working capital requirements and performance-based compensation payments. Cash provided by operating activities from continuing operations in the first three months of 2022 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital requirements and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
In millions
Current assets	$19,356	$20,477	$19,330	$20,511
Current liabilities	10,489	11,331	10,347	11,247
Net working capital	$8,867	$9,146	$8,983	$9,264
Current ratio	1.85:1	1.81:1	1.87:1	1.82:1

Working Capital Metrics	Three Months Ended
	Mar 31, 2023	Mar 31, 2022

Days sales outstanding in trade receivables	43	42
Days sales in inventory	58	55
Days payables outstanding	59	60

Cash provided by (used for) operating activities from discontinued operations in the first three months of 2023 and 2022 was related to cash payments and receipts Dow Inc. had with DuPont and Corteva that related to certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first three months of 2023 and 2022 were primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $440 million in the first three months of 2023, compared with $315 million in the first three months of 2022. The Company expects full year capital spending in 2023 to be approximately $2.2 billion. The Company will adjust its spending through the year as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first three months of 2023 was primarily for debt related activities, partially offset by proceeds from issuance of common stock. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in the first three months of 2022 included debt related activity, partially offset by collections related to securitization programs and proceeds from issuance of common stock. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc.

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

Operating EBITDA
Dow defines Operating EBITDA as earnings (i.e., "Income (loss) before income taxes") before interest, depreciation and amortization, excluding the impact of significant items.

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

These financial measures are not recognized in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be viewed as alternatives to GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, Dow's definitions may not be consistent with the methodologies used by other companies.

Reconciliation of Free Cash Flow	Three Months Ended
	Mar 31, 2023	Mar 31, 2022
In millions
Cash provided by operating activities - continuing operations (GAAP)	$531	$1,612
Capital expenditures	(440)	(315)
Free Cash Flow (non-GAAP)	$91	$1,297

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Three Months Ended
	Mar 31, 2023	Mar 31, 2022
In millions
Net income (loss) (GAAP)	$(73)	$1,552
+ Provision (credit) for income taxes	(47)	503
Income (loss) before income taxes	$(120)	$2,055
- Interest income	76	28
+ Interest expense and amortization of debt discount	185	167
- Significant items ¹	(719)	(225)
Operating EBIT (non-GAAP)	$708	$2,419
+ Depreciation and amortization	648	752
Operating EBITDA (non-GAAP)	$1,356	$3,171
Cash provided by operating activities - continuing operations (GAAP)	$531	$1,612
Cash Flow Conversion (Operating EBITDA to cash flow from operations) (non-GAAP)	39.2%	50.8%
1.The three months ended March 31, 2023 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, certain gains and losses associated with previously impaired equity investments, a loss associated with legacy agricultural products groundwater contamination matters and activity related to the separation from DowDuPont. The three months ended March 31, 2022 includes costs associated with implementing the Company's Digital Acceleration program and 2020 Restructuring Program, asset related charges due to the Russia and Ukraine conflict and activity related to the separation from DowDuPont. See Note 16 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at March 31, 2023. Cash and committed and available forms of liquidity were $13.2 billion at March 31, 2023. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had $200 million of commercial paper outstanding at March 31, 2023. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to March 31, 2023.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At March 31, 2023, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. The Company had no drawdowns outstanding at March 31, 2023.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the first quarter of 2023, the Company sold no receivables under the U.S. and Europe committed accounts receivable facilities ($250 million in the first three months of 2022).

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. The Company had no outstanding monetization of its existing COLI policies' surrender value at March 31, 2023.

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

Total Debt	Dow Inc.		TDCC
	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
In millions
Notes payable	$278	$362	$278	$362
Long-term debt due within one year	247	362	247	362
Long-term debt	14,739	14,698	14,739	14,698
Gross debt	$15,264	$15,422	$15,264	$15,422
- Cash and cash equivalents	3,319	3,886	3,319	3,886
- Marketable securities [1]	619	939	619	939
Net debt	$11,326	$10,597	$11,326	$10,597
Total equity	$20,715	$21,247	$20,953	$21,489
Gross debt as a percent of total capitalization	42.4%	42.1%	42.1%	41.8%
Net debt as a percent of total capitalization	35.3%	33.3%	35.1%	33.0%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.40 to 1.00 at March 31, 2023. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2023. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2022 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2023.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At March 31, 2023, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F2	Positive
Moody’s Investors Service	Baa1	P-2	Stable
Standard & Poor’s	BBB	A-2	Positive

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Dow Inc. Board. Dividends declared by the Board align to the Company's strategy announced in 2018 of returning approximately 45 percent of Operating Net Income to shareholders through dividends and total shareholder remuneration of approximately 65 percent, when including share repurchases, over the economic cycle. The Company defines Operating Net Income, a non-GAAP measure, as "Net income (loss) available for Dow Inc. common stockholders," excluding the impact of significant items. The following table summarizes dividends declared and paid to common stockholders of record in 2023:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 9, 2023	February 28, 2023	March 10, 2023	$0.70
April 13, 2023	May 31, 2023	June 9, 2023	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Dow Inc. Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2023, TDCC declared and paid a dividend to Dow Inc. of $620 million ($1,121 million for the three months ended March 31, 2022). At March 31, 2023, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $125 million of its common stock in the first quarter of 2023. At March 31, 2023, approximately $1,925 million of the new share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares to cover dilution over the cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. See Note 12 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2022 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2023 Restructuring Program are expected to result in additional cash expenditures of $333 million, primarily through 2024 and consist primarily of severance and related benefit costs. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $425 million, primarily through the end of 2024. Restructuring implementation and efficiency costs totaled $40 million in the first quarter of 2023.

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

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 14, 15, 16 and 19 to the Consolidated Financial Statements included in the 2022 10-K. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2022.

Contractual Obligations at Mar 31, 2023	Payments Due In
In millions	2023	2024-2025	2026-2027	2028 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$222	$523	$1,306	$13,212	$15,263
Expected cash requirements for interest [2]	$518	$1,350	$1,300	$8,664	$11,832
1.Excludes unamortized debt discount and issuance costs of $277 million. Includes finance lease obligations of $787 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at March 31, 2023, and includes $6 million of various floating rate notes.

Fair Value Measurements
See Note 15 to the Consolidated Financial Statements for information concerning fair value measurements.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2022 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 10-K. Since December 31, 2022, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2023	2022
Claims unresolved at Jan 1	6,873	8,747
Claims filed	940	1,214
Claims settled, dismissed or otherwise resolved	(765)	(1,154)
Claims unresolved at Mar 31	7,048	8,807
Claimants with claims against both Union Carbide and Amchem	(1,479)	(2,072)
Individual claimants at Mar 31	5,569	6,735

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 8 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 15 to the Consolidated Financial Statements included in the 2022 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 14 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2022, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first three months of 2023. For a current status of this matter, see Note 8 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Since December 31, 2022, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2023	—	$—	—	$2,050
February 2023	700,626	$57.09	700,626	$2,010
March 2023	1,484,259	$57.27	1,484,259	$1,925
First quarter 2023	2,184,885	$57.21	2,184,885	$1,925
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

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

Date: April 26, 2023

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)