Form 10-Q
period 2023-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2023-07-26
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Dow Inc. had 703,074,557 shares of common stock, $0.01 par value, outstanding at June 30, 2023. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2023, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2023

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; any global and regional economic impacts of a pandemic or other public health-related risks and events on Dow’s business; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflict between Russia and Ukraine; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to Dow's contemplated capital and operating projects; Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe; size of the markets for Dow’s products and services and ability to compete in such markets; failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflict between Russia and Ukraine; weather events and natural disasters; disruptions in Dow’s information technology networks and systems; and risks related to Dow’s separation from DowDuPont Inc. such as Dow’s obligation to indemnify DuPont de Nemours, Inc. and/or Corteva, Inc. for certain liabilities.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net sales	$11,420	$15,664	$23,271	$30,928
Cost of sales	9,875	12,899	20,504	25,301
Research and development expenses	205	217	419	435
Selling, general and administrative expenses	408	435	836	933
Amortization of intangibles	81	85	162	173
Restructuring and asset related charges - net	8	—	549	186
Equity in earnings (losses) of nonconsolidated affiliates	(57)	195	(105)	369
Sundry income (expense) - net	31	75	110	223
Interest income	66	36	142	64
Interest expense and amortization of debt discount	172	165	357	332
Income before income taxes	711	2,169	591	4,224
Provision for income taxes	210	488	163	991
Net income	501	1,681	428	3,233
Net income attributable to noncontrolling interests	16	20	36	3
Net income available for Dow Inc. common stockholders	$485	$1,661	$392	$3,230

Per common share data:
Earnings per common share - basic	$0.68	$2.28	$0.55	$4.40
Earnings per common share - diluted	$0.68	$2.26	$0.54	$4.37

Weighted-average common shares outstanding - basic	707.0	725.7	707.6	730.2
Weighted-average common shares outstanding - diluted	709.9	731.5	710.7	735.6

Depreciation	$484	$486	$959	$977
Capital expenditures	$561	$457	$1,001	$772
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net income	$501	$1,681	$428	$3,233
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	61	(153)	92	(249)
Cumulative translation adjustments	(103)	(514)	(2)	(678)
Pension and other postretirement benefit plans	(4)	122	2	231
Derivative instruments	44	137	(20)	469
Total other comprehensive income (loss)	(2)	(408)	72	(227)
Comprehensive income	499	1,273	500	3,006
Comprehensive income attributable to noncontrolling interests, net of tax	16	20	36	3
Comprehensive income attributable to Dow Inc.	$483	$1,253	$464	$3,003
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$2,924	$3,886
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2023: $105; 2022: $110)	5,539	5,611
Other	2,119	2,144
Inventories	6,487	6,988
Other current assets	1,480	1,848
Total current assets	18,549	20,477
Investments
Investment in nonconsolidated affiliates	1,335	1,589
Other investments (investments carried at fair value - 2023: $1,802; 2022: $1,757)	2,823	2,793
Noncurrent receivables	561	666
Total investments	4,719	5,048
Property
Property	59,145	58,055
Less: Accumulated depreciation	38,743	37,613
Net property	20,402	20,442
Other Assets
Goodwill	8,615	8,644
Other intangible assets (net of accumulated amortization - 2023: $5,201; 2022: $5,022)	2,231	2,442
Operating lease right-of-use assets	1,297	1,227
Deferred income tax assets	1,075	960
Deferred charges and other assets	1,406	1,363
Total other assets	14,624	14,636
Total Assets	$58,294	$60,603
Liabilities and Equity
Current Liabilities
Notes payable	$102	$362
Long-term debt due within one year	107	362
Accounts payable:
Trade	4,286	4,940
Other	1,879	2,276
Operating lease liabilities - current	317	287
Income taxes payable	339	334
Accrued and other current liabilities	2,619	2,770
Total current liabilities	9,649	11,331
Long-Term Debt	14,735	14,698
Other Noncurrent Liabilities
Deferred income tax liabilities	671	1,110
Pension and other postretirement benefits - noncurrent	3,735	3,808
Asbestos-related liabilities - noncurrent	819	857
Operating lease liabilities - noncurrent	1,036	997
Other noncurrent obligations	7,140	6,555
Total other noncurrent liabilities	13,401	13,327
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2023: 775,474,359 shares; 2022: 771,678,525 shares)	8	8
Additional paid-in capital	8,661	8,540
Retained earnings	22,570	23,180
Accumulated other comprehensive loss	(7,067)	(7,139)
Treasury stock at cost (2023: 72,399,802 shares; 2022: 66,798,605 shares)	(4,175)	(3,871)
Dow Inc.’s stockholders’ equity	19,997	20,718
Noncontrolling interests	512	529
Total equity	20,509	21,247
Total Liabilities and Equity	$58,294	$60,603
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2023	Jun 30, 2022
Operating Activities
Net income	$428	$3,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,297	1,436
Provision (credit) for deferred income tax	(589)	348
Earnings of nonconsolidated affiliates less than dividends received	267	289
Net periodic pension benefit cost (credit)	(46)	14
Pension contributions	(76)	(89)
Net (gain) loss on sales of assets, businesses and investments	(51)	6
Restructuring and asset related charges - net	549	186
Other net loss	492	92
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	156	(767)
Inventories	501	(908)
Accounts payable	(986)	69
Other assets and liabilities, net	(64)	(441)
Cash provided by operating activities - continuing operations	1,878	3,468
Cash provided by (used for) operating activities - discontinued operations	4	(11)
Cash provided by operating activities	1,882	3,457
Investing Activities
Capital expenditures	(1,001)	(772)
Investment in gas field developments	(124)	(80)
Purchases of previously leased assets	(3)	(3)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	59	5
Acquisitions of property and businesses, net of cash acquired	(54)	—
Investments in and loans to nonconsolidated affiliates	(2)	(33)
Distributions and loan repayments from nonconsolidated affiliates	1	10
Proceeds from sales of ownership interests in nonconsolidated affiliates	63	11
Purchases of investments	(821)	(278)
Proceeds from sales and maturities of investments	1,083	418
Other investing activities, net	(35)	(41)
Cash used for investing activities	(834)	(763)
Financing Activities
Changes in short-term notes payable	(255)	180
Payments on short-term debt greater than three months	—	(14)
Proceeds from issuance of long-term debt	55	49
Payments on long-term debt	(320)	(927)
Purchases of treasury stock	(375)	(1,400)
Proceeds from issuance of stock	55	97
Transaction financing, debt issuance and other costs	(1)	(7)
Employee taxes paid for share-based payment arrangements	(41)	(34)
Distributions to noncontrolling interests	(36)	(22)
Dividends paid to stockholders	(989)	(1,018)
Cash used for financing activities	(1,907)	(3,096)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(98)	(162)
Summary
Decrease in cash, cash equivalents and restricted cash	(957)	(564)
Cash, cash equivalents and restricted cash at beginning of period	3,940	3,033
Cash, cash equivalents and restricted cash at end of period	$2,983	$2,469
Less: Restricted cash and cash equivalents, included in "Other current assets"	59	102
Cash and cash equivalents at end of period	$2,924	$2,367
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	8,607	8,217	8,540	8,151
Common stock issued/sold	—	62	55	97
Stock-based compensation and allocation of ESOP shares	84	84	140	119
Treasury stock issuances - compensation and benefit plans	(30)	(20)	(74)	(24)
Balance at end of period	8,661	8,343	8,661	8,343
Retained Earnings
Balance at beginning of period	22,584	21,672	23,180	20,623
Net income available for Dow Inc. common stockholders	485	1,661	392	3,230
Dividends to stockholders	(493)	(505)	(989)	(1,018)
Other	(6)	(1)	(13)	(8)
Balance at end of period	22,570	22,827	22,570	22,827
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,065)	(8,796)	(7,139)	(8,977)
Other comprehensive income (loss)	(2)	(408)	72	(227)
Balance at end of period	(7,067)	(9,204)	(7,067)	(9,204)
Unearned ESOP Shares
Balance at beginning of period	—	—	—	(15)
Allocation of ESOP shares	—	—	—	15
Balance at end of period	—	—	—	—
Treasury Stock
Balance at beginning of period	(3,953)	(2,221)	(3,871)	(1,625)
Treasury stock purchases	(252)	(800)	(378)	(1,400)
Treasury stock issuances - compensation and benefit plans	30	20	74	24
Balance at end of period	(4,175)	(3,001)	(4,175)	(3,001)
Dow Inc.'s stockholders' equity	19,997	18,973	19,997	18,973
Noncontrolling Interests	512	534	512	534
Total Equity	$20,509	$19,507	$20,509	$19,507

Dividends declared per share of common stock	$0.70	$0.70	$1.40	$1.40
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net sales	$11,420	$15,664	$23,271	$30,928
Cost of sales	9,874	12,899	20,502	25,297
Research and development expenses	205	217	419	435
Selling, general and administrative expenses	408	434	836	932
Amortization of intangibles	81	85	162	173
Restructuring and asset related charges - net	8	—	549	186
Equity in earnings (losses) of nonconsolidated affiliates	(57)	195	(105)	369
Sundry income (expense) - net	29	78	98	214
Interest income	69	38	147	66
Interest expense and amortization of debt discount	172	165	357	332
Income before income taxes	713	2,175	586	4,222
Provision for income taxes	210	488	163	991
Net income	503	1,687	423	3,231
Net income attributable to noncontrolling interests	16	20	36	3
Net income available for The Dow Chemical Company common stockholder	$487	$1,667	$387	$3,228

Depreciation	$484	$486	$959	$977
Capital expenditures	$561	$457	$1,001	$772
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net income	$503	$1,687	$423	$3,231
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	61	(153)	92	(249)
Cumulative translation adjustments	(103)	(514)	(2)	(678)
Pension and other postretirement benefit plans	(4)	122	2	231
Derivative instruments	44	137	(20)	469
Total other comprehensive income (loss)	(2)	(408)	72	(227)
Comprehensive income	501	1,279	495	3,004
Comprehensive income attributable to noncontrolling interests, net of tax	16	20	36	3
Comprehensive income attributable to The Dow Chemical Company	$485	$1,259	$459	$3,001
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$2,924	$3,886
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2023: $105; 2022: $110)	5,539	5,611
Other	2,111	2,211
Inventories	6,487	6,988
Other current assets	1,451	1,815
Total current assets	18,512	20,511
Investments
Investment in nonconsolidated affiliates	1,335	1,589
Other investments (investments carried at fair value - 2023: $1,802; 2022: $1,757)	2,823	2,793
Noncurrent receivables	534	650
Total investments	4,692	5,032
Property
Property	59,145	58,055
Less accumulated depreciation	38,743	37,613
Net property	20,402	20,442
Other Assets
Goodwill	8,615	8,644
Other intangible assets (net of accumulated amortization - 2023: $5,201; 2022: $5,022)	2,231	2,442
Operating lease right-of-use assets	1,297	1,227
Deferred income tax assets	1,075	960
Deferred charges and other assets	1,406	1,363
Total other assets	14,624	14,636
Total Assets	$58,230	$60,621
Liabilities and Equity
Current Liabilities
Notes payable	$102	$362
Long-term debt due within one year	107	362
Accounts payable:
Trade	4,286	4,940
Other	1,879	2,349
Operating lease liabilities - current	317	287
Income taxes payable	339	334
Accrued and other current liabilities	2,472	2,613
Total current liabilities	9,502	11,247
Long-Term Debt	14,735	14,698
Other Noncurrent Liabilities
Deferred income tax liabilities	671	1,110
Pension and other postretirement benefits - noncurrent	3,735	3,808
Asbestos-related liabilities - noncurrent	819	857
Operating lease liabilities - noncurrent	1,036	997
Other noncurrent obligations	6,996	6,415
Total other noncurrent liabilities	13,257	13,187
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	8,822	8,627
Retained earnings	18,469	19,472
Accumulated other comprehensive loss	(7,067)	(7,139)
The Dow Chemical Company’s stockholder's equity	20,224	20,960
Noncontrolling interests	512	529
Total equity	20,736	21,489
Total Liabilities and Equity	$58,230	$60,621
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2023	Jun 30, 2022
Operating Activities
Net income	$423	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,297	1,436
Provision (credit) for deferred income tax	(589)	348
Earnings of nonconsolidated affiliates less than dividends received	267	289
Net periodic pension benefit cost (credit)	(46)	14
Pension contributions	(76)	(89)
Net (gain) loss on sales of assets, businesses and investments	(51)	6
Restructuring and asset related charges - net	549	186
Other net loss	493	97
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	156	(767)
Inventories	501	(908)
Accounts payable	(986)	69
Other assets and liabilities, net	(42)	(419)
Cash provided by operating activities	1,896	3,493
Investing Activities
Capital expenditures	(1,001)	(772)
Investment in gas field developments	(124)	(80)
Purchases of previously leased assets	(3)	(3)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	59	5
Acquisitions of property and businesses, net of cash acquired	(54)	—
Investments in and loans to nonconsolidated affiliates	(2)	(33)
Distributions and loan repayments from nonconsolidated affiliates	1	10
Proceeds from sales of ownership interests in nonconsolidated affiliates	63	11
Purchases of investments	(821)	(278)
Proceeds from sales and maturities of investments	1,083	418
Other investing activities, net	(35)	(41)
Cash used for investing activities	(834)	(763)
Financing Activities
Changes in short-term notes payable	(255)	180
Payments on short-term debt greater than three months	—	(14)
Proceeds from issuance of long-term debt	55	49
Payments on long-term debt	(320)	(927)
Proceeds from issuance of stock	55	97
Transaction financing, debt issuance and other costs	(1)	(7)
Employee taxes paid for share-based payment arrangements	(41)	(34)
Distributions to noncontrolling interests	(36)	(22)
Dividends paid to Dow Inc.	(1,378)	(2,454)
Cash used for financing activities	(1,921)	(3,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(98)	(162)
Summary
Decrease in cash, cash equivalents and restricted cash	(957)	(564)
Cash, cash equivalents and restricted cash at beginning of period	3,940	3,033
Cash, cash equivalents and restricted cash at end of period	$2,983	$2,469
Less: Restricted cash and cash equivalents, included in "Other current assets"	59	102
Cash and cash equivalents at end of period	$2,924	$2,367
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	8,738	8,229	8,627	8,159
Issuance of parent company stock - Dow Inc.	—	62	55	97
Stock-based compensation and allocation of ESOP shares	84	84	140	119
Balance at end of period	8,822	8,375	8,822	8,375
Retained Earnings
Balance at beginning of period	18,746	19,721	19,472	19,288
Net income available for The Dow Chemical Company common stockholder	487	1,667	387	3,228
Dividends to Dow Inc.	(758)	(1,333)	(1,378)	(2,454)
Other	(6)	(6)	(12)	(13)
Balance at end of period	18,469	20,049	18,469	20,049
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,065)	(8,796)	(7,139)	(8,977)
Other comprehensive income (loss)	(2)	(408)	72	(227)
Balance at end of period	(7,067)	(9,204)	(7,067)	(9,204)
Unearned ESOP Shares
Balance at beginning of period	—	—	—	(15)
Allocation of ESOP shares	—	—	—	15
Balance at end of period	—	—	—	—
The Dow Chemical Company's stockholder's equity	20,224	19,220	20,224	19,220
Noncontrolling Interests	512	534	512	534
Total Equity	$20,736	$19,754	$20,736	$19,754
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

Accounting Guidance Issued But Not Adopted at June 30, 2023
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

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent and 99 percent for the three months and six months ended June 30, 2023 (99 percent for the three months and six months ended June 30, 2022). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2023, the Company had unfulfilled performance obligations of $867 million ($840 million at December 31, 2022) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next seven years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Hydrocarbons & Energy	$1,672	$2,779	$3,546	$5,195
Packaging and Specialty Plastics	4,268	5,454	8,508	10,665
Packaging & Specialty Plastics	$5,940	$8,233	$12,054	$15,860
Industrial Solutions	$1,084	$1,446	$2,223	$2,961
Polyurethanes & Construction Chemicals	2,090	2,919	4,324	5,924
Other	3	5	8	9
Industrial Intermediates & Infrastructure	$3,177	$4,370	$6,555	$8,894
Coatings & Performance Monomers	$875	$1,129	$1,733	$2,204
Consumer Solutions	1,322	1,874	2,740	3,848
Performance Materials & Coatings	$2,197	$3,003	$4,473	$6,052
Corporate	$106	$58	$189	$122
Total	$11,420	$15,664	$23,271	$30,928

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
U.S. & Canada	$4,249	$5,707	$8,699	$11,244
EMEAI [1]	3,774	5,677	7,827	11,189
Asia Pacific	2,058	2,673	4,105	5,426
Latin America	1,339	1,607	2,640	3,069
Total	$11,420	$15,664	$23,271	$30,928
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

Revenue recognized in the first six months of 2023 from amounts included in contract liabilities at the beginning of the period was approximately $175 million (approximately $105 million in the first six months of 2022). In the first six months of 2023, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $45 million (insignificant in the first six months of 2022).

The following table summarizes contract assets and liabilities at June 30, 2023 and December 31, 2022:

Contract Assets and Liabilities	Balance Sheet Classification	Jun 30, 2023	Dec 31, 2022
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,539	$5,611
Contract assets - current	Other current assets	$15	$48
Contract assets - noncurrent	Deferred charges and other assets	$3	$16
Contract liabilities - current	Accrued and other current liabilities	$207	$275
Contract liabilities - noncurrent	Other noncurrent obligations	$1,725	$1,725

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

2023 Restructuring Program
On January 25, 2023, the Dow Inc. Board of Directors ("Board") approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. As a result of these actions, the Company recorded pretax restructuring charges of $541 million in the first quarter of 2023 and additional pretax restructuring charges of $8 million in the second quarter of 2023. These actions are expected to be substantially complete by the end of 2024. The following table summarizes the activities related to the 2023 Restructuring Program, including segment information:

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
In millions
Packaging & Specialty Plastics	$—	$1	$1
Industrial Intermediates & Infrastructure	—	40	40
Performance Materials & Coatings	—	49	49
Corporate	344	107	451
Total restructuring charges	$344	$197	$541
Charges against the reserve	—	(197)	(197)
Cash payments	(11)	—	(11)
Reserve balance at Mar 31, 2023	$333	$—	$333
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(60)	—	(60)
Reserve balance at Jun 30, 2023	$273	$—	$273

At June 30, 2023, $208 million of the reserve balance was included in "Accrued and other current liabilities" and $65 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $549 million inception-to-date under the 2023 Restructuring Program, consisting of severance and related benefit costs of $344 million and asset write-downs and write-offs of $205 million.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2023 Restructuring Program included a charge for severance and related benefit costs of $344 million for a global workforce reduction of approximately 2,000 employees, with separations continuing primarily through the end of 2024.

Asset Write-downs and Write-offs
The 2023 Restructuring Program included charges related to the write-down and write-off of assets totaling $205 million. Details regarding the asset write-downs and write-offs are as follows:

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

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's efficiency actions, are expected to result in additional cash expenditures of approximately $340 million, primarily through the end of 2024.

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

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Non-operating pension and other postretirement benefit plan net credits [1]	$97	$89	$193	$178
Foreign exchange losses [2]	(95)	(17)	(197)	(15)
Gain on sales of other assets and investments [3]	9	12	74	43
Asset impairments and related costs [4]	—	—	(18)	—
Indemnification and other transaction related costs [5]	(13)	(8)	(4)	4
Loss on early extinguishment of debt	—	(8)	—	(8)
Other - net	33	7	62	21
Total sundry income (expense) – net	$31	$75	$110	$223
1.See Note 12 for additional information.
2.Foreign exchange losses for the three and six months ended June 30, 2023 and June 30, 2022 relate primarily to exposures in the Argentinian peso.
3.The six months ended June 30, 2023 includes gains associated with the sale of shares of a previously impaired equity method investment.
4.Certain obligations associated with a previously impaired equity method investment.
5.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution.

Sundry income (expense) - net for TDCC for the three and six months ended June 30, 2023 and 2022 is substantially the same as that of Dow Inc. and therefore is not disclosed separately.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At June 30, 2023, outstanding obligations confirmed as valid under the SCF program were $311 million ($267 million at December 31, 2022), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 6 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and six months ended June 30, 2023 and 2022. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net income	$501	$1,681	$428	$3,233
Net income attributable to noncontrolling interests	16	20	36	3
Net income attributable to participating securities [1]	3	9	6	17
Net income attributable to common stockholders	$482	$1,652	$386	$3,213

Earnings Per Share - Basic and Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Earnings per common share - basic	$0.68	$2.28	$0.55	$4.40
Earnings per common share - diluted	$0.68	$2.26	$0.54	$4.37

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Weighted-average common shares outstanding - basic	707.0	725.7	707.6	730.2
Plus dilutive effect of equity compensation plans	2.9	5.8	3.1	5.4
Weighted-average common shares outstanding - diluted	709.9	731.5	710.7	735.6
Stock options and restricted stock units excluded from EPS calculations [2]	12.3	4.0	10.0	5.4
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2023	Dec 31, 2022
In millions
Finished goods	$3,741	$4,150
Work in process	1,262	1,476
Raw materials	815	954
Supplies	935	892
Total	$6,753	$7,472
Adjustment of inventories to the LIFO basis	(266)	(484)
Total inventories	$6,487	$6,988

NOTE 8 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2022 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2023, the Company had accrued obligations of $1,236 million for probable environmental remediation and restoration costs ($1,192 million at December 31, 2022), including $261 million for the remediation of Superfund sites ($244 million at December 31, 2022). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2023 activity, it was determined that no adjustment to the accrual was required at June 30, 2023.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $904 million at June 30, 2023 ($947 million at December 31, 2022). At June 30, 2023, approximately 26 percent of the recorded claim liability related to pending claims and approximately 74 percent related to future claims.

Groundwater Contamination
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Legacy Liabilities"). The costs associated with these Legacy Liabilities were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of the Legacy Liabilities now deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. As a result, the Company recorded a pretax charge of $177 million, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. At June 30, 2023, the total liability related to such alleged Legacy Liabilities settlements was $237 million, which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $113 million at June 30, 2023 ($98 million at December 31, 2022) related to the 2016 ownership restructure of Dow Silicones, which were included primarily in "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars), for which the Company received payment in October 2019 and March 2020. At June 30, 2023, $323 million ($323 million at December 31, 2022) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

NOTE 9 - LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2022 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2023 and 2022 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Operating lease cost	$103	$99	$201	$196
Finance lease cost
Amortization of right-of-use assets - finance	$25	$26	$51	$52
Interest on lease liabilities - finance	8	9	16	17
Total finance lease cost	$33	$35	$67	$69
Short-term lease cost	66	66	132	125
Variable lease cost	261	133	442	248
Sublease income	(2)	(3)	(4)	(6)
Total lease cost	$461	$330	$838	$632

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$205	$196
Operating cash flows for finance leases	$16	$17
Financing cash flows for finance leases	$56	$53
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$199	$37
Finance leases	$10	$27

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2023 and 2022 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Unrealized Gains (Losses) on Investments
Beginning balance	$(222)	$(37)	$(253)	$59
Unrealized gains (losses) on investments	58	(203)	88	(324)
Tax (expense) benefit	39	43	39	67
Net unrealized gains (losses) on investments	97	(160)	127	(257)
(Gains) losses reclassified from AOCL to net income [1]	(46)	9	(45)	10
Tax expense (benefit) [2]	10	(2)	10	(2)
Net (gains) losses reclassified from AOCL to net income	(36)	7	(35)	8
Other comprehensive income (loss), net of tax	61	(153)	92	(249)
Ending balance	$(161)	$(190)	$(161)	$(190)
Cumulative Translation Adjustment
Beginning balance	$(1,833)	$(1,519)	$(1,934)	$(1,355)
Gains (losses) on foreign currency translation	(84)	(500)	—	(665)
Tax (expense) benefit	(12)	(3)	(10)	10
Net gains (losses) on foreign currency translation	(96)	(503)	(10)	(655)
(Gains) losses reclassified from AOCL to net income [3]	(7)	(11)	8	(23)
Other comprehensive income (loss), net of tax	(103)	(514)	(2)	(678)
Ending balance	$(1,936)	$(2,033)	$(1,936)	$(2,033)
Pension and Other Postretirement Benefits
Beginning balance	$(4,871)	$(7,225)	$(4,877)	$(7,334)
Gains (losses) arising during the period	(5)	3	(3)	5
Amortization of net loss and prior service credits reclassified from AOCL to net income [4]	2	156	5	313
Tax expense (benefit) [2]	(1)	(37)	—	(87)
Net loss and prior service credits reclassified from AOCL to net income	1	119	5	226
Other comprehensive income (loss), net of tax	(4)	122	2	231
Ending balance	$(4,875)	$(7,103)	$(4,875)	$(7,103)
Derivative Instruments
Beginning balance	$(139)	$(15)	$(75)	$(347)
Gains (losses) on derivative instruments	(1)	260	(184)	680
Tax (expense) benefit	3	(27)	36	(83)
Net gains (losses) on derivative instruments	2	233	(148)	597
(Gains) losses reclassified from AOCL to net income [5]	55	(108)	164	(142)
Tax expense (benefit) [2]	(13)	12	(36)	14
Net (gains) losses reclassified from AOCL to net income	42	(96)	128	(128)
Other comprehensive income (loss), net of tax	44	137	(20)	469
Ending balance	$(95)	$122	$(95)	$122
Total AOCL ending balance	$(7,067)	$(9,204)	$(7,067)	$(9,204)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2023 and 2022:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Balance at beginning of period	$534	$545	$529	$574
Net income attributable to noncontrolling interests [1]	16	20	36	3
Distributions to noncontrolling interests [2]	(15)	(14)	(28)	(15)
Cumulative translation adjustments	(22)	(16)	(25)	(27)
Other	(1)	(1)	—	(1)
Balance at end of period	$512	$534	$512	$534
1.The first quarter of 2022 includes the portion of asset related charges attributable to noncontrolling interests related to a joint venture in Russia. See Note 4 for additional information.
2.Includes dividends paid to a joint venture of $8 million for the three and six months ended June 30, 2023 ($7 million for the three and six months ended June 30, 2022) which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

NOTE 12 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2022 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Defined Benefit Pension Plans
Service cost	$71	$99	$141	$198
Interest cost	279	171	558	342
Expected return on plan assets	(390)	(423)	(779)	(847)
Amortization of prior service credit	(6)	(5)	(13)	(11)
Amortization of net loss	23	165	47	332
Net periodic benefit cost (credit)	$(23)	$7	$(46)	$14

Other Postretirement Benefit Plans
Service cost	$1	$2	$2	$3
Interest cost	12	7	23	14
Amortization of net gain	(15)	(4)	(29)	(8)
Net periodic benefit cost (credit)	$(2)	$5	$(4)	$9

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

There was minimal grant activity in the second quarter of 2023.

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

In the second quarter of 2023, employees subscribed to the right to purchase approximately 2.6 million shares under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2023. The shares will be delivered to employees in the fourth quarter of 2023.

NOTE 14 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2022 10-K.

Refer to Note 15 for a summary of the fair value of financial instruments at June 30, 2023 and December 31, 2022.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the six months ended June 30, 2023 and 2022:

Investing Results	Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022
Proceeds from sales of available-for-sale securities	$274	$295
Gross realized gains	$58	$20
Gross realized losses	$(13)	$(30)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Jun 30, 2023	Cost	Fair Value
In millions
Within one year	$77	$74
One to five years	897	823
Six to ten years	536	467
After ten years	515	418
Total	$2,025	$1,782

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended June 30, 2023. There was $2 million of net unrealized gains recognized in earnings on equity securities for the three months ended June 30, 2023 ($3 million net unrealized loss for the three months ended June 30, 2022). There was $10 million of net unrealized gains recognized in earnings on equity securities for the six months ended June 30, 2023 ($6 million net unrealized loss for the six months ended June 30, 2022).

Investments in Equity Securities	Jun 30, 2023	Dec 31, 2022
In millions
Readily determinable fair value	$20	$10
Not readily determinable fair value	$182	$186

Derivative Instruments
The notional amounts of the Company's derivative instruments at June 30, 2023 and December 31, 2022 were as follows:

Notional Amounts [1]	Jun 30, 2023	Dec 31, 2022
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$2,000	$1,500
Foreign currency contracts	$9,934	$2,408
Derivatives not designated as hedging instruments:
Interest rate contracts	$72	$3
Foreign currency contracts	$14,211	$8,837
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at June 30, 2023 and December 31, 2022 were as follows:

Commodity Notionals [1]	Jun 30, 2023	Dec 31, 2022	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	2.1	19.2	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.1	—	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2024
Foreign currency contracts	2024
Commodity contracts	2026

The following table provides the fair value and balance sheet classification of derivative instruments at June 30, 2023 and December 31, 2022:

Fair Value of Derivative Instruments	Jun 30, 2023			Dec 31, 2022
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$351	$(246)	$105
Interest rate contracts [4]	121	(121)	—	—	—	—
Foreign currency contracts [3]	114	(70)	44	58	(39)	19
Commodity contracts [3]	77	(48)	29	199	(148)	51
Commodity contracts [4]	11	(8)	3	—	—	—
Total	$323	$(247)	$76	$608	$(433)	$175
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$2	$(1)	$1	$—	$—	$—
Foreign currency contracts [3]	65	(16)	49	146	(50)	96
Commodity contracts [3]	10	(4)	6	22	(1)	21
Total	$77	$(21)	$56	$168	$(51)	$117
Total asset derivatives	$400	$(268)	$132	$776	$(484)	$292

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$—	$—	$—	$246	$(246)	$—
Interest rate contracts [6]	128	(121)	7	—	—	—
Foreign currency contracts [5]	70	(70)	—	58	(39)	19
Commodity contracts [5]	96	(69)	27	258	(198)	60
Commodity contracts [6]	8	(8)	—	—	—	—
Total	$302	$(268)	$34	$562	$(483)	$79
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$2	$(1)	$1	$—	$—	$—
Foreign currency contracts [5]	25	(16)	9	61	(50)	11
Commodity contracts [5]	7	(5)	2	12	(11)	1
Total	$34	$(22)	$12	$73	$(61)	$12
Total liability derivatives	$336	$(290)	$46	$635	$(544)	$91
1.Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.
2.Represents the net amounts included in the consolidated balance sheets.
3.Included in "Other current assets" in the consolidated balance sheets.
4.Included in "Deferred charges and other assets" in the consolidated balance sheets.
5.Included in "Accrued and other current liabilities" in the consolidated balance sheets.
6.Included in "Other noncurrent obligations" in the consolidated balance sheets.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $37 million at June 30, 2023 ($80 million at December 31, 2022). No cash collateral was posted by counterparties with the Company at June 30, 2023 ($2 million at December 31, 2022).

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Derivatives designated as hedging instruments:
Fair value hedges:
Excluded components [3,4]	$(4)	$—	$(5)	$—	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts [4]	—	108	5	207	(2)	(2)	(4)	(5)
Foreign currency contracts [5]	1	4	1	6	(1)	3	1	6
Commodity contracts [5]	(6)	80	(149)	287	(52)	107	(161)	141
Net foreign investment hedges:
Foreign currency contracts	12	49	3	47	—	—	—	—
Excluded components [3,6]	28	5	31	34	7	11	7	23
Total derivatives designated as hedging instruments	$31	$246	$(114)	$581	$(48)	$119	$(157)	$165
Derivatives not designated as hedging instruments:
Interest rate contracts [4]	$—	$—	$—	$—	$1	$—	$1	$(1)
Foreign currency contracts [6]	—	—	—	—	(29)	(191)	6	(276)
Commodity contracts [5]	—	—	—	—	4	7	4	29
Total return swap [5]	—	—	—	—	10	—	3	—
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$(14)	$(184)	$14	$(248)
Total derivatives	$31	$246	$(114)	$581	$(62)	$(65)	$(143)	$(83)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.
4.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
5.Included in "Cost of sales" in the consolidated statements of income.
6.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Jun 30, 2023
In millions
Cash flow hedges:
Interest rate contracts	$(7)
Commodity contracts	$(72)
Foreign currency contracts	$1
Net foreign investment hedges:
Excluded components	$25

NOTE 15 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2022 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Jun 30, 2023				Dec 31, 2022
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$283	$—	$—	$283	$872	$—	$—	$872
Money market funds	Level 2	1,598	—	—	1,598	355	—	—	355
Marketable securities [2]	Level 2	701	15	—	716	927	12	—	939
Nonconsolidated affiliates [3]	Level 3				7				7
Other investments:
Debt securities: [4]
Government debt [5]	Level 2	799	2	(125)	676	754	1	(133)	622
Corporate bonds	Level 1	33	—	(3)	30	38	—	(3)	35
Corporate bonds	Level 2	1,193	12	(129)	1,076	1,236	10	(156)	1,090
Equity securities [4,6]	Level 1	5	15	—	20	5	5	—	10
Derivatives relating to: [7]
Interest rates	Level 2	—	123	—	123	—	351	—	351
Foreign currency	Level 2	—	179	—	179	—	204	—	204
Commodities	Level 1	—	33	—	33	—	63	—	63
Commodities	Level 2	—	65	—	65	—	158	—	158
Total assets at fair value					$4,806				$4,706
Liabilities at fair value:
Long-term debt including debt due within one year [8]	Level 2	$(14,842)	$1,532	$(556)	$(13,866)	$(15,060)	$1,683	$(498)	$(13,875)
Guarantee liability [9]	Level 3				(189)				(199)
Derivatives relating to: [7]
Interest rates	Level 2	—	—	(130)	(130)	—	—	(246)	(246)
Foreign currency	Level 2	—	—	(95)	(95)	—	—	(119)	(119)
Commodities	Level 1	—	—	(34)	(34)		—	(103)	(103)
Commodities	Level 2	—	—	(77)	(77)	—	—	(167)	(167)
Total liabilities at fair value					$(14,391)				$(14,709)
1.The Company's held-to-maturity securities primarily included treasury bills and time deposits.
2.The Company’s investments in marketable securities are included in “Other current assets” in the consolidated balance sheets.
3.Estimated asset for an investment in a limited liability company included in "Investment in nonconsolidated affiliates" in the consolidated balance sheets.
4.The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.
5.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities’ obligations.
6.Equity securities with a readily determinable fair value.
7.See Note 14 for classification of derivatives in the consolidated balance sheets.
8.Cost includes fair value hedge adjustment gains of $46 million at June 30, 2023 and December 31, 2022 on $3,729 million of debt at June 30, 2023 and $2,279 million of debt at December 31, 2022.
9.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $88 million in private market securities and $19 million in real estate at June 30, 2023 ($92 million in private market securities and $20 million in real estate at December 31, 2022). There are no redemption restrictions and the unfunded commitments on these investments were $54 million at June 30, 2023 and December 31, 2022.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The level 3 asset value represents the fair value of an investment in a limited liability company, accounted for as an investment in nonconsolidated affiliates. There was no unfunded commitment on the investment at June 30, 2023 or December 31, 2022.

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

In the second quarter of 2023, the Company recorded an adjustment to the impairment charges related to the 2023 Restructuring Program, totaling $8 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Jun 30, 2023
Net sales	$5,940	$3,177	$2,197	$106	$11,420
Equity in earnings (losses) of nonconsolidated affiliates	$19	$(83)	$6	$1	$(57)
Dow Inc. Operating EBIT [1]	$918	$(35)	$66	$(64)	$885
Three months ended Jun 30, 2022
Net sales	$8,233	$4,370	$3,003	$58	$15,664
Equity in earnings (losses) of nonconsolidated affiliates	$138	$57	$2	$(2)	$195
Dow Inc. Operating EBIT [1]	$1,436	$426	$561	$(48)	$2,375
Six months ended Jun 30, 2023
Net sales	$12,054	$6,555	$4,473	$189	$23,271
Equity in earnings (losses) of nonconsolidated affiliates	$40	$(156)	$9	$2	$(105)
Dow Inc. Operating EBIT [1]	$1,560	$88	$101	$(156)	$1,593
Six months ended Jun 30, 2022
Net sales	$15,860	$8,894	$6,052	$122	$30,928
Equity in earnings (losses) of nonconsolidated affiliates	$248	$119	$5	$(3)	$369
Dow Inc. Operating EBIT [1]	$2,670	$1,087	$1,156	$(119)	$4,794
1.Operating EBIT for TDCC for the three and six months ended June 30, 2023 and 2022 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income" to Operating EBIT	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net income	$501	$1,681	$428	$3,233
+ Provision for income taxes	210	488	163	991
Income before income taxes	$711	$2,169	$591	$4,224
- Interest income	66	36	142	64
+ Interest expense and amortization of debt discount	172	165	357	332
- Significant items	(68)	(77)	(787)	(302)
Operating EBIT	$885	$2,375	$1,593	$4,794

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Jun 30, 2023					Six Months Ended Jun 30, 2023
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$(8)	$—	$(47)	$(55)	$(1)	$(48)	$(67)	$(490)	$(606)
Litigation related charges, awards and adjustments [2]	—	—	—	—	—	—	(177)	—	—	(177)
Indemnification and other transaction related costs [3]	—	—	—	(13)	(13)	—	—	—	(4)	(4)
Total	$—	$(8)	$—	$(60)	$(68)	$(1)	$(225)	$(67)	$(494)	$(787)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The six months ended June 30, 2023 also includes certain gains and losses associated with previously impaired equity investments.
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

Significant Items by Segment	Three Months Ended Jun 30, 2022					Six Months Ended Jun 30, 2022
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(51)	$(51)	$—	$—	$—	$(92)	$(92)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	(10)	(10)	—	—	—	(20)	(20)
Russia / Ukraine conflict charges [3]	—	—	—	—	—	(31)	(109)	(16)	(30)	(186)
Loss on early extinguishment of debt [4]	—	—	—	(8)	(8)	—	—	—	(8)	(8)
Indemnification and other transactions related costs [5]	—	—	—	(8)	(8)	—	—	—	4	4
Total	$—	$—	$—	$(77)	$(77)	$(31)	$(109)	$(16)	$(146)	$(302)
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

OUTLOOK
Looking ahead, Dow will continue to execute its near-term cost savings actions and advance its longer term strategic priorities as it manages through a macro environment that is expected to remain challenging in the second half of the year. The Company's actions outlined in the first quarter are on track to deliver $1 billion of cost savings this year and Dow expects to continue to benefit from the solid financial position and focus on cash flow generation it has demonstrated since spin. In addition, Dow's disciplined and balanced capital allocation priorities continue to support its decarbonize and grow and transform the waste investments to deliver long-term value creation for its stakeholders.

OVERVIEW
The following is a summary of the results for the three months ended June 30, 2023:
•The Company reported net sales in the second quarter of 2023 of $11.4 billion, down 27 percent from $15.7 billion in the second quarter of 2022, with decreases across all operating segments and geographic regions; Packaging & Specialty Plastics (down 28 percent), Industrial Intermediates & Infrastructure (down 27 percent) and Performance Materials & Coatings (down 27 percent).
•Local price decreased 18 percent compared with the second quarter of 2022 with decreases across all operating segments; Packaging & Specialty Plastics (down 21 percent), Industrial Intermediates & Infrastructure (down 15 percent) and Performance Materials & Coatings (down 16 percent). Local price decreased in all geographic regions compared with the second quarter of 2022.
•Volume decreased 8 percent compared with the second quarter of 2022. Volume decreased in all operating segments; Packaging & Specialty Plastics (down 7 percent) Industrial Intermediates & Infrastructure (down 11 percent) and Performance Materials & Coatings (down 10 percent). Volume decreased in all geographic regions, except Latin America (up 3 percent).
•Currency had an unfavorable impact of 1 percent on net sales compared with the second quarter of 2022, driven by EMEAI (down 1 percent) and Asia Pacific (down 2 percent).
•Equity in losses of nonconsolidated affiliates was $57 million in the second quarter of 2023, compared with equity in earnings of nonconsolidated affiliates of $195 million in the second quarter of 2022, primarily due to declines at Sadara.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $485 million and $487 million, respectively, in the second quarter of 2023, compared with $1,661 million and $1,667 million in the second quarter of 2022. Earnings per share for Dow Inc. was $0.68 in the second quarter of 2023, compared with $2.26 per share in the second quarter of 2022.
•Cash provided by operating activities - continuing operations was $1,347 million in the second quarter of 2023, down $509 million compared with the same period last year. Cash provided by operating activities - continuing operations was up $816 million compared with the first quarter of 2023.
•Dow Inc. repurchased $250 million of the Company's common stock in the second quarter of 2023.
•On April 13, 2023, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on June 9, 2023, to shareholders of record as of May 31, 2023.

•On May 11, 2023, Dow Inc. announced Seadrift, Texas, as the location of its small modular nuclear reactor project as part of the joint development agreement with X-Energy Reactor Company, LLC.
•On June 15, 2023, Fitch Ratings affirmed TDCC’s BBB+ long-term credit rating and announced a short-term credit rating upgrade to F1 from F2, and also revised its long-term outlook to stable from positive.
•On June 19, 2023, Dow Inc. released its INtersections Progress Report, demonstrating how the Company's continued focus and actions align to its ambition and goal to deliver value growth; best-in-class performance; and innovative, sustainable solutions to address global challenges.
In addition, the following events occurred subsequent to the second quarter of 2023:
•On July 14, 2023, an incident occurred that included an explosion and subsequent fire at Dow's Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana. There were no injuries reported from the incident. The incident was limited to the Glycol-2 unit with minimal disruption to other site operations at this time. The Company has initiated a root cause investigation and is developing a plan to restore operations. The Company's preliminary estimated impact on pretax earnings from the incident is $100 million.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net sales	$11,420	$15,664	$23,271	$30,928

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Jun 30, 2023				Six Months Ended Jun 30, 2023
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(21)%	—%	(7)%	(28)%	(16)%	(1)%	(7)%	(24)%
Industrial Intermediates & Infrastructure	(15)	(1)	(11)	(27)	(11)	(1)	(14)	(26)
Performance Materials & Coatings	(16)	(1)	(10)	(27)	(14)	(2)	(10)	(26)
Total	(18)%	(1)%	(8)%	(27)%	(14)%	(1)%	(10)%	(25)%
Total, excluding the Hydrocarbons & Energy business	(17)%	—%	(7)%	(24)%	(13)%	(1)%	(9)%	(23)%
U.S. & Canada	(17)%	—%	(8)%	(25)%	(14)%	—%	(9)%	(23)%
EMEAI	(19)	(1)	(14)	(34)	(14)	(2)	(14)	(30)
Asia Pacific	(17)	(2)	(4)	(23)	(14)	(2)	(8)	(24)
Latin America	(20)	—	3	(17)	(15)	—	1	(14)
Total	(18)%	(1)%	(8)%	(27)%	(14)%	(1)%	(10)%	(25)%

Net sales in the second quarter of 2023 were $11.4 billion, down 27 percent from $15.7 billion in the second quarter of 2022, with local price down 18 percent, volume down 8 percent and an unfavorable currency impact of 1 percent. Net sales decreased in all operating segments and geographic regions, primarily driven by lower demand and prices due to slower economic activity. Local price decreased in Packaging & Specialty Plastics (down 21 percent), Industrial Intermediates & Infrastructure (down 15 percent), and Performance Materials & Coatings (down 16 percent), driven by lower demand as well as global energy and feedstock costs. Volume decreased in all operating segments and geographic regions except Latin America (up 3 percent). Volume decreased in Packaging & Specialty Plastics (down 7 percent), Industrial Intermediates & Infrastructure (down 11 percent) and Performance Materials & Coatings (down 10 percent). Currency unfavorably impacted net sales by 1 percent, driven by Asia

Pacific (down 2 percent) and EMEAI (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 24 percent.

Net sales for the first six months of 2023 were $23.3 billion, down 25 percent from $30.9 billion in the same period last year, with local price down 14 percent, volume down 10 percent and an unfavorable currency impact of 1 percent. Net sales decreased in all operating segments and geographic regions, primarily driven by lower demand and prices due to slower economic activity. Local price decreased in Packaging & Specialty Plastics (down 16 percent), Industrial Intermediates & Infrastructure (down 11 percent), and Performance Materials & Coatings (down 14 percent), driven by industry supply additions. Volume decreased in all operating segments and geographic regions except Latin America (up 1 percent). Volume decreased in Packaging & Specialty Plastics (down 7 percent), Industrial Intermediates & Infrastructure (down 14 percent) and Performance Materials & Coatings (down 10 percent). Currency unfavorably impacted net sales by 1 percent, driven by EMEAI (down 2 percent) and Asia Pacific (down 2 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 23 percent.

Cost of Sales
Cost of sales ("COS") was $9.9 billion in the second quarter of 2023, compared with $12.9 billion in the second quarter of 2022. For the first six months of 2023, COS was $20.5 billion, compared with $25.3 billion in the first six months of 2022. COS in the second quarter and for the first six months of 2023 decreased primarily due to lower raw material costs on lower volume and lower global energy and feedstock costs. COS as a percentage of net sales was 86.5 percent in the second quarter of 2023 (82.3 percent in the second quarter of 2022) and 88.1 percent for the first six months of 2023 (81.8 percent for the first six months of 2022).

Research and Development Expenses
Research and development ("R&D") expenses totaled $205 million in the second quarter of 2023, compared with $217 million in the second quarter of 2022. R&D expenses for the first six months of 2023 were $419 million, compared with $435 million in the first six months of 2022. R&D expenses in the second quarter and for the first six months of 2023 decreased due to lower performance-based compensation costs, which more than offset increases in labor costs and fringe benefit expenses tied to stock market changes.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $408 million in the second quarter of 2023, compared with $435 million in the second quarter of 2022. For the first six months of 2023, SG&A expenses were $836 million, compared with $933 million in the first six months of 2022. SG&A expenses in the second quarter and for the first six months of 2023 decreased due to lower performance-based compensation costs and bad debt reserve write-offs, which more than offset increases in labor costs and fringe benefit expenses tied to stock market changes.

Amortization of Intangibles
Amortization of intangibles was $81 million in the second quarter of 2023, compared with $85 million in the second quarter of 2022. In the first six months of 2023, amortization of intangibles was $162 million, compared with $173 million in the first six months of 2022.

Restructuring and Asset Related Charges - Net
2023 Restructuring Program
On January 25, 2023, the Dow Inc. Board approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2023 the Company recorded pretax restructuring charges of $541 million, consisting of severance and related benefit costs of $344 million and asset write-downs and write-offs of $197 million. Restructuring charges by segment were as follows: $1 million in Packaging & Specialty Plastics, $40 million in Industrial Intermediates & Infrastructure, $49 million in Performance Materials & Coatings and $451 million in Corporate. In the second quarter of 2023, the Company recorded additional pretax restructuring charges related to asset write-downs and write-offs of $8 million (related to Industrial Intermediates & Infrastructure). These actions are expected to be substantially complete by the end of 2024.

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

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $57 million in the second quarter of 2023, compared with equity in earnings of nonconsolidated affiliates of $195 million in the second quarter of 2022, primarily due to equity losses at Sadara and the Kuwait joint ventures as the result of lower local prices and demand and planned maintenance turnaround activity. The Company's share of equity in losses of nonconsolidated affiliates was $105 million for the first six months of 2023, compared with equity in earnings of nonconsolidated affiliates of $369 million for the first six months of 2022, primarily due to lower integrated polyethylene margins and equity losses at Sadara and the Kuwait joint ventures as the result of lower local prices and demand and planned maintenance turnaround activity. Cash dividends from nonconsolidated affiliates were $162 million in the first six months of 2023, compared with $658 million in the first six months of 2022.

Sundry Income (Expense) – Net
For the three months ended June 30, 2023, Sundry income (expense) - net was income of $31 million and $29 million for Dow Inc. and TDCC, respectively, compared with income of $75 million and $78 million, respectively, for the three months ended June 30, 2022. The second quarter of 2023 and 2022 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments. These were partially offset by foreign currency exchange losses.

For the six months ended June 30, 2023, Sundry income (expense) - net was income of $110 million and $98 million for Dow Inc. and TDCC, respectively, compared with income of $223 million and $214 million, respectively, for the six months ended June 30, 2022. The first six months of 2023 and 2022 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments. These were partially offset by foreign currency exchange losses.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $172 million in the second quarter of 2023, compared with $165 million in the second quarter of 2022. Interest expense and amortization of debt discount was $357 million in the first six months of 2023, compared with $332 million in the first six months of 2022. The increase in interest expense is primarily due to higher interest rates in 2023.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. The Company reported a provision for income taxes of $210 million in the second quarter of 2023, resulting in an effective tax rate of 29.5 percent for Dow Inc. and TDCC, compared with a provision of $488 million in the second quarter of 2022, resulting in an effective tax rate of 22.5 percent and 22.4 percent for Dow Inc. and TDCC, respectively. For the first six months of 2023, the Company reported a provision for income taxes of $163 million, resulting in an effective tax rate of 27.6 percent and 27.8 percent for Dow Inc. and TDCC, respectively, compared with a provision of $991 million for the first six months of 2022, resulting in an effective tax rate of 23.5 percent.

The provision for income taxes in the second quarter and first six months of 2023 was primarily impacted by the geographic mix of earnings, which resulted in a higher tax rate compared with the same periods in 2022.

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $485 million, or $0.68 per share, in the second quarter of 2023, compared with $1,661 million, or $2.26 per share, in the second quarter of 2022. Net income available for Dow Inc. common stockholders was $392 million, or $0.54 per share, in the first six months of 2023, compared with $3,230 million, or $4.37 per share, in the first six months of 2022. See Note 6 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $487 million in the second quarter of 2023, compared with $1,667 million in the second quarter of 2022. Net income available for the TDCC common stockholder was $387 million in the first six months of 2023, compared with $3,228 million in the first six months of 2022. TDCC's common shares are owned solely by Dow Inc.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net sales	$5,940	$8,233	$12,054	$15,860
Operating EBIT	$918	$1,436	$1,560	$2,670
Equity earnings	$19	$138	$40	$248

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2023	Jun 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(21)%	(16)%
Currency	—	(1)
Volume	(7)	(7)
Total	(28)%	(24)%

Packaging & Specialty Plastics net sales were $5,940 million in the second quarter of 2023, down 28 percent from net sales of $8,233 million in the second quarter of 2022, with local price down 21 percent, volume down 7 percent and currency flat. Local price decreased in both businesses and across all geographic regions. Local price, primarily in EMEAI and the U.S. & Canada, decreased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, decreased 30 percent compared with the second quarter of 2022. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower polyethylene prices. Volume decreased in Hydrocarbons & Energy, primarily in EMEAI, driven by lower sales of olefins and aromatics. Volume decreased in Packaging and Specialty Plastics primarily due to lower demand in all geographic regions except for Latin America.

Operating EBIT was $918 million in the second quarter of 2023, down $518 million from Operating EBIT of $1,436 million in the second quarter of 2022. Operating EBIT decreased primarily due to lower selling prices, reduced demand, and lower equity earnings, which were partially offset by lower raw material, energy and feedstock costs.

Packaging & Specialty Plastics net sales were $12,054 million in the first six months of 2023, down 24 percent from net sales of $15,860 million in the first six months of 2022, with local price down 16 percent, volume down 7 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Local price, primarily in EMEAI and the U.S. & Canada, decreased in Hydrocarbons & Energy as prices for co-products are generally correlated to Brent crude oil prices, which, on average, decreased 23 percent compared with the first six months of 2022. Local price decreased in Packaging and Specialty Plastics in all geographic regions driven by lower polyethylene prices. Volume decreased in Hydrocarbons & Energy, driven by lower sales primarily in EMEAI. Volume decreased in Packaging and Specialty Plastics across all other geographic regions, except for Latin America.

Operating EBIT was $1,560 million in the first six months of 2023, down $1,110 million from Operating EBIT of $2,670 million in the first six months of 2022. Operating EBIT decreased primarily due to lower selling prices, reduced demand and lower equity earnings, which were partially offset by lower raw material, energy and feedstock costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net sales	$3,177	$4,370	$6,555	$8,894
Operating EBIT	$(35)	$426	$88	$1,087
Equity earnings (losses)	$(83)	$57	$(156)	$119

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2023	Jun 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(15)%	(11)%
Currency	(1)	(1)
Volume	(11)	(14)
Total	(27)%	(26)%

Industrial Intermediates & Infrastructure net sales were $3,177 million in the second quarter of 2023, down 27 percent from $4,370 million in the second quarter of 2022, with local price down 15 percent, volume down 11 percent and an unfavorable currency impact of 1 percent. Local price and volume decreased in both businesses and across all geographic regions. Volume decreased in Polyurethanes & Construction Chemicals, driven by lower demand for consumer durables, building and construction, and industrial applications. Volume decreased in Industrial Solutions, driven by lower demand for coatings and industrial applications. The unfavorable currency impact was driven by EMEAI and Asia Pacific.

Operating EBIT was a loss of $35 million in the second quarter of 2023, down $461 million from Operating EBIT of $426 million in the second quarter of 2022. Operating EBIT decreased primarily due to lower selling prices and demand, and lower equity earnings at the Sadara and EQUATE joint ventures.

Industrial Intermediates & Infrastructure net sales were $6,555 million in the first six months of 2023, down 26 percent from net sales of $8,894 million in the first six months of 2022, with local price down 11 percent, volume down 14 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Currency had an unfavorable impact on sales in both businesses. Volume in Polyurethanes & Construction Chemicals decreased in all geographic regions, primarily due to lower demand, particularly for consumer durables, building and construction, and industrial applications. Volume in Industrial Solutions decreased in all geographic regions, driven by lower demand for coatings and industrial applications. The unfavorable currency impact was driven by EMEAI and Asia Pacific.

Operating EBIT was $88 million in the first six months of 2023, down $999 million from Operating EBIT of $1,087 million in the first six months of 2022. Operating EBIT decreased primarily due to lower selling prices and demand, and lower equity earnings at the Sadara and EQUATE joint ventures.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net sales	$2,197	$3,003	$4,473	$6,052
Operating EBIT	$66	$561	$101	$1,156
Equity earnings	$6	$2	$9	$5

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2023	Jun 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(16)%	(14)%
Currency	(1)	(2)
Volume	(10)	(10)
Total	(27)%	(26)%

Performance Materials & Coatings net sales were $2,197 million in the second quarter of 2023, down 27 percent from net sales of $3,003 million in the second quarter of 2022, with local price down 16 percent, volume down 10 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Consumer Solutions local price decreased primarily due to unfavorable supply and demand dynamics in upstream siloxanes. Local price decreased in Coatings & Performance Monomers primarily in acrylic monomers and architectural coatings and was driven by lower raw material prices. Volume decreased in Consumer Solutions in the U.S. & Canada, EMEAI and Latin America, partially offset by an increase in Asia Pacific. Volume decreased in Coatings & Performance Monomers in the U.S. & Canada, EMEAI and Asia Pacific, and was partially offset by an increase in Latin America. The unfavorable currency impact was driven by Asia Pacific and EMEAI.

Operating EBIT was $66 million in the second quarter of 2023, down $495 million from Operating EBIT of $561 million in the second quarter of 2022. Operating EBIT decreased primarily due to price decreases and lower demand in both businesses.

Performance Materials & Coatings net sales were $4,473 million in the first six months of 2023, down 26 percent from net sales of $6,052 million in the first six months of 2022, with local price down 14 percent, volume down 10 percent and an unfavorable currency impact of 2 percent. Local price decreased in both businesses and across all geographic regions. Consumer Solutions local price decreased primarily due to competitive pricing pressure from supply additions in China in upstream siloxanes. Local price decreased in Coatings & Performance Monomers primarily due to lower raw material prices in acrylic monomers and architectural coatings. Volume decreased in Consumer Solutions in the U.S. & Canada, EMEAI and Latin America, partially offset by an increase in Asia Pacific. Volume decreased in Coatings & Performance Monomers in all geographic regions. The unfavorable currency impact was driven by Asia Pacific and EMEAI.

Operating EBIT was $101 million in the first six months of 2023, down $1,055 million from Operating EBIT of $1,156 million in the first six months of 2022. Operating EBIT decreased primarily due to price decreases and lower demand in both businesses.

CORPORATE

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Net sales	$106	$58	$189	$122
Operating EBIT	$(64)	$(48)	$(156)	$(119)
Equity earnings (losses)	$1	$(2)	$2	$(3)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $106 million in the second quarter of 2023, an increase from net sales of $58 million in the second quarter of 2022. Net sales were $189 million in the first six months of 2023, an increase from net sales of $122 million in the first six months of 2022.

Operating EBIT was a loss of $64 million in the second quarter of 2023, compared with a loss of $48 million in the second quarter of 2022. Operating EBIT was a loss of $156 million in the first six months of 2023, compared with a loss of $119 million in the first six months of 2022. Operating EBIT declined primarily due to increased environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $2,924 million at June 30, 2023 and $3,886 million at December 31, 2022, of which $1,568 million at June 30, 2023 and $1,789 million at December 31, 2022 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At June 30, 2023, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
In millions
Cash provided by (used for):
Operating activities - continuing operations	$1,878	$3,468	$1,896	$3,493
Operating activities - discontinued operations	4	(11)	—	—
Operating activities	1,882	3,457	1,896	3,493
Investing activities	(834)	(763)	(834)	(763)
Financing activities	(1,907)	(3,096)	(1,921)	(3,132)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first six months of 2023 was primarily driven by the Company's cash earnings, which were partially offset by cash used for working capital requirements and performance-based compensation payments. Cash provided by operating activities from continuing operations in the first six months of 2022 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital requirements and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
In millions
Current assets	$18,549	$20,477	$18,512	$20,511
Current liabilities	9,649	11,331	9,502	11,247
Net working capital	$8,900	$9,146	$9,010	$9,264
Current ratio	1.92:1	1.81:1	1.95:1	1.82:1

Working Capital Metrics	Three Months Ended
	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022

Days sales outstanding in trade receivables	45	43	43
Days sales in inventory	61	58	56
Days payables outstanding	61	59	58

Cash provided by (used for) operating activities from discontinued operations in the first six months of 2023 and 2022 was related to cash payments and receipts Dow Inc. had with DuPont and Corteva that related to certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first six months of 2023 and 2022 were primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $1,001 million in the first six months of 2023, compared with $772 million in the first six months of 2022. The Company expects full year capital spending in 2023 to be approximately $2.2 billion. The Company will adjust its spending through the year as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first six months of 2023 was primarily for debt related activities. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in the first six months of 2022 was primarily for payments on long-term debt, which was partially offset by proceeds from issuance of common stock. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Six Months Ended
	Jun 30, 2023	Jun 30, 2022
In millions
Cash provided by operating activities - continuing operations (GAAP)	$1,878	$3,468
Capital expenditures	(1,001)	(772)
Free Cash Flow (non-GAAP)	$877	$2,696

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Six Months Ended
	Jun 30, 2023	Jun 30, 2022
In millions
Net income (GAAP)	$428	$3,233
+ Provision for income taxes	163	991
Income before income taxes	$591	$4,224
- Interest income	142	64
+ Interest expense and amortization of debt discount	357	332
- Significant items ¹	(787)	(302)
Operating EBIT (non-GAAP)	$1,593	$4,794
+ Depreciation and amortization	1,297	1,436
Operating EBITDA (non-GAAP)	$2,890	$6,230
Cash provided by operating activities - continuing operations (GAAP)	$1,878	$3,468
Cash Flow Conversion (Operating EBITDA to cash flow from operations) (non-GAAP)	65.0%	55.7%
1.The six months ended June 30, 2023 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, certain gains and losses associated with previously impaired equity investments, a loss associated with legacy agricultural products groundwater contamination matters and activity related to the separation from DowDuPont. The six months ended June 30, 2022 includes costs associated with implementing the Company's Digital Acceleration program and 2020 Restructuring Program, asset related charges due to the Russia and Ukraine conflict, a loss on early extinguishment of debt and activity related to the separation from DowDuPont. See Note 16 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at June 30, 2023. Cash and committed and available forms of liquidity were $12.8 billion at June 30, 2023. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at June 30, 2023. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to June 30, 2023.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2023, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes, including letters of credit. The Company had no drawdowns outstanding at June 30, 2023.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the second quarter of 2023, the Company sold no receivables under the U.S. and Europe committed accounts receivable facilities (the Company sold no receivables in the first six months of 2023).

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. The Company had no outstanding monetization of its existing COLI policies' surrender value at June 30, 2023.

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

Total Debt	Dow Inc.		TDCC
	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
In millions
Notes payable	$102	$362	$102	$362
Long-term debt due within one year	107	362	107	362
Long-term debt	14,735	14,698	14,735	14,698
Gross debt	$14,944	$15,422	$14,944	$15,422
- Cash and cash equivalents	2,924	3,886	2,924	3,886
- Marketable securities [1]	716	939	716	939
Net debt	$11,304	$10,597	$11,304	$10,597
Total equity	$20,509	$21,247	$20,736	$21,489
Gross debt as a percent of total capitalization	42.2%	42.1%	41.9%	41.8%
Net debt as a percent of total capitalization	35.5%	33.3%	35.3%	33.0%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.40 to 1.00 at June 30, 2023. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2023. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2022 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2023.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2023, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Standard & Poor’s	BBB	A-2	Positive

On June 15, 2023, Fitch Ratings affirmed TDCC’s BBB+ long-term credit rating and announced a short-term credit rating upgrade to F1 from F2, and also revised its long-term outlook to stable from positive. This decision was made as part of an annual review process and reflects the Company's supportive financial policies and strong operating performance.

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Dow Inc. Board. Dividends declared by the Board align to the Company's strategy announced in 2018 of returning approximately 45 percent of Operating Net Income to shareholders through dividends and total shareholder remuneration of approximately 65 percent, when including share repurchases, over the economic cycle. The Company defines Operating Net Income, a non-GAAP measure, as "Net income available for Dow Inc. common stockholders," excluding the impact of significant items. The following table summarizes dividends declared and paid to common stockholders of record in 2023:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 9, 2023	February 28, 2023	March 10, 2023	$0.70
April 13, 2023	May 31, 2023	June 9, 2023	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Dow Inc. Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended June 30, 2023, TDCC declared and paid a dividend to Dow Inc. of $758 million ($1,378 million for the six months ended June 30, 2023). At June 30, 2023, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $250 million of its common stock in the second quarter of 2023 ($375 million in the first six months of 2023). At June 30, 2023, approximately $1,675 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares to cover dilution over the cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. In the second quarter of 2023, the Company received a pension asset reversion of approximately $90 million for a portion of the excess funding of one of its plans in Europe. This plan asset reversion is included in "Other assets and liabilities, net" in the consolidated statements of cash flows. See Note 12 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2022 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2023 Restructuring Program are expected to result in additional cash expenditures of $273 million, primarily through 2024 and consist primarily of severance and related benefit costs. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $340 million, primarily through the end of 2024. Restructuring implementation and efficiency costs totaled $47 million in the second quarter of 2023.

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

Contractual Obligations at Jun 30, 2023	Payments Due In
In millions	2023	2024-2025	2026-2027	2028 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$59	$518	$1,327	$13,206	$15,110
Expected cash requirements for interest [2]	$343	$1,353	$1,301	$8,673	$11,670
Purchase obligations [3]	$1,641	$4,092	$2,336	$3,905	$11,974
1.Excludes unamortized debt discount and issuance costs of $268 million. Includes finance lease obligations of $749 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at June 30, 2023, and includes $1 million of various floating rate notes.
3.Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2023	2022
Claims unresolved at Jan 1	6,873	8,747
Claims filed	1,911	2,388
Claims settled, dismissed or otherwise resolved	(1,622)	(2,275)
Claims unresolved at Jun 30	7,162	8,860
Claimants with claims against both Union Carbide and Amchem	(1,457)	(2,106)
Individual claimants at Jun 30	5,705	6,754

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first six months of 2023. For a current status of this matter, see Note 8 to the Consolidated Financial Statements.

Environmental Proceedings
In June 2023, INEMA, the Bahia state environmental agency notified Dow Brasil Indústria e Comércio de Produtos Químicos Ltda of its intention to impose penalties relating to Dow’s historic brine mining operations on Matarandiba Island, which INEMA alleges have contributed to environmental issues at the location. Discussions between Dow and the relevant government agencies are ongoing.

ITEM 1A. RISK FACTORS
Since December 31, 2022, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2023	—	$—	—	$1,925
May 2023	2,361,695	$52.93	2,361,695	$1,800
June 2023	2,459,526	$50.82	2,459,526	$1,675
Second quarter 2023	4,821,221	$51.85	4,821,221	$1,675
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

Date: July 26, 2023

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)