Form 10-Q
period 2023-09-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2023-10-25
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Dow Inc. had 701,397,006 shares of common stock, $0.01 par value, outstanding at September 30, 2023. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at September 30, 2023, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net sales	$10,730	$14,115	$34,001	$45,043
Cost of sales	9,592	12,381	30,096	37,682
Research and development expenses	197	191	616	626
Selling, general and administrative expenses	380	356	1,216	1,289
Amortization of intangibles	81	83	243	256
Restructuring and asset related charges - net	—	—	549	186
Equity in earnings (losses) of nonconsolidated affiliates	(7)	(58)	(112)	311
Sundry income (expense) - net	92	69	202	292
Interest income	44	41	186	105
Interest expense and amortization of debt discount	192	155	549	487
Income before income taxes	417	1,001	1,008	5,225
Provision for income taxes	90	241	253	1,232
Net income	327	760	755	3,993
Net income attributable to noncontrolling interests	25	21	61	24
Net income available for Dow Inc. common stockholders	$302	$739	$694	$3,969

Per common share data:
Earnings per common share - basic	$0.43	$1.03	$0.97	$5.45
Earnings per common share - diluted	$0.42	$1.02	$0.97	$5.41

Weighted-average common shares outstanding - basic	704.0	714.3	706.4	724.9
Weighted-average common shares outstanding - diluted	707.5	718.1	709.7	729.8

Depreciation	$484	$482	$1,443	$1,459
Capital expenditures	$597	$452	$1,598	$1,224
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net income	$327	$760	$755	$3,993
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(20)	(122)	72	(371)
Cumulative translation adjustments	(147)	(403)	(149)	(1,081)
Pension and other postretirement benefit plans	(2)	125	—	356
Derivative instruments	(25)	22	(45)	491
Total other comprehensive loss	(194)	(378)	(122)	(605)
Comprehensive income	133	382	633	3,388
Comprehensive income attributable to noncontrolling interests, net of tax	25	21	61	24
Comprehensive income attributable to Dow Inc.	$108	$361	$572	$3,364
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,080	$3,886
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2023: $80; 2022: $110)	5,343	5,611
Other	2,039	2,144
Inventories	6,211	6,988
Other current assets	1,625	1,848
Total current assets	18,298	20,477
Investments
Investment in nonconsolidated affiliates	1,289	1,589
Other investments (investments carried at fair value - 2023: $1,929; 2022: $1,757)	2,904	2,793
Noncurrent receivables	555	666
Total investments	4,748	5,048
Property
Property	59,525	58,055
Less: Accumulated depreciation	38,965	37,613
Net property	20,560	20,442
Other Assets
Goodwill	8,580	8,644
Other intangible assets (net of accumulated amortization - 2023: $5,279; 2022: $5,022)	2,132	2,442
Operating lease right-of-use assets	1,288	1,227
Deferred income tax assets	1,248	960
Deferred charges and other assets	1,434	1,363
Total other assets	14,682	14,636
Total Assets	$58,288	$60,603
Liabilities and Equity
Current Liabilities
Notes payable	$223	$362
Long-term debt due within one year	110	362
Accounts payable:
Trade	4,293	4,940
Other	2,025	2,276
Operating lease liabilities - current	325	287
Income taxes payable	393	334
Accrued and other current liabilities	2,879	2,770
Total current liabilities	10,248	11,331
Long-Term Debt	14,592	14,698
Other Noncurrent Liabilities
Deferred income tax liabilities	668	1,110
Pension and other postretirement benefits - noncurrent	3,617	3,808
Asbestos-related liabilities - noncurrent	804	857
Operating lease liabilities - noncurrent	1,020	997
Other noncurrent obligations	7,259	6,555
Total other noncurrent liabilities	13,368	13,327
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2023: 775,630,092 shares; 2022: 771,678,525 shares)	8	8
Additional paid-in capital	8,722	8,540
Retained earnings	22,376	23,180
Accumulated other comprehensive loss	(7,261)	(7,139)
Treasury stock at cost (2023: 74,233,086 shares; 2022: 66,798,605 shares)	(4,278)	(3,871)
Dow Inc.’s stockholders’ equity	19,567	20,718
Noncontrolling interests	513	529
Total equity	20,080	21,247
Total Liabilities and Equity	$58,288	$60,603
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2023	Sep 30, 2022
Operating Activities
Net income	$755	$3,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,954	2,104
Provision (credit) for deferred income tax	(817)	124
Earnings of nonconsolidated affiliates less than dividends received	300	517
Net periodic pension benefit cost (credit)	(69)	19
Pension contributions	(111)	(156)
Net gain on sales of assets, businesses and investments	(49)	(11)
Restructuring and asset related charges - net	549	186
Other net loss	588	159
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	365	323
Inventories	777	(254)
Accounts payable	(859)	(860)
Other assets and liabilities, net	153	(736)
Cash provided by operating activities - continuing operations	3,536	5,408
Cash provided by (used for) operating activities - discontinued operations	4	(11)
Cash provided by operating activities	3,540	5,397
Investing Activities
Capital expenditures	(1,598)	(1,224)
Investment in gas field developments	(175)	(134)
Purchases of previously leased assets	(5)	(5)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	66	16
Acquisitions of property and businesses, net of cash acquired	(103)	(54)
Investments in and loans to nonconsolidated affiliates	(4)	(69)
Distributions and loan repayments from nonconsolidated affiliates	2	10
Proceeds from sales of ownership interests in nonconsolidated affiliates	63	11
Purchases of investments	(1,291)	(445)
Proceeds from sales and maturities of investments	1,244	596
Other investing activities, net	(45)	(41)
Cash used for investing activities	(1,846)	(1,339)
Financing Activities
Changes in short-term notes payable	(122)	72
Payments on short-term debt greater than three months	—	(14)
Proceeds from issuance of long-term debt	76	82
Payments on long-term debt	(355)	(957)
Collections on securitization programs	8	—
Purchases of treasury stock	(500)	(2,200)
Proceeds from issuance of stock	63	99
Transaction financing, debt issuance and other costs	(1)	(8)
Employee taxes paid for share-based payment arrangements	(41)	(34)
Distributions to noncontrolling interests	(51)	(42)
Dividends paid to stockholders	(1,481)	(1,511)
Cash used for financing activities	(2,404)	(4,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(130)	(261)
Summary
Decrease in cash, cash equivalents and restricted cash	(840)	(716)
Cash, cash equivalents and restricted cash at beginning of period	3,940	3,033
Cash, cash equivalents and restricted cash at end of period	$3,100	$2,317
Less: Restricted cash and cash equivalents, included in "Other current assets"	20	101
Cash and cash equivalents at end of period	$3,080	$2,216
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	8,661	8,343	8,540	8,151
Common stock issued/sold	8	2	63	99
Stock-based compensation and allocation of ESOP shares	77	79	217	198
Treasury stock issuances - compensation and benefit plans	(24)	(28)	(98)	(52)
Balance at end of period	8,722	8,396	8,722	8,396
Retained Earnings
Balance at beginning of period	22,570	22,827	23,180	20,623
Net income available for Dow Inc. common stockholders	302	739	694	3,969
Dividends to stockholders	(492)	(493)	(1,481)	(1,511)
Other	(4)	(5)	(17)	(13)
Balance at end of period	22,376	23,068	22,376	23,068
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,067)	(9,204)	(7,139)	(8,977)
Other comprehensive loss	(194)	(378)	(122)	(605)
Balance at end of period	(7,261)	(9,582)	(7,261)	(9,582)
Unearned ESOP Shares
Balance at beginning of period	—	—	—	(15)
Allocation of ESOP shares	—	—	—	15
Balance at end of period	—	—	—	—
Treasury Stock
Balance at beginning of period	(4,175)	(3,001)	(3,871)	(1,625)
Treasury stock purchases	(127)	(800)	(505)	(2,200)
Treasury stock issuances - compensation and benefit plans	24	28	98	52
Balance at end of period	(4,278)	(3,773)	(4,278)	(3,773)
Dow Inc.'s stockholders' equity	19,567	18,117	19,567	18,117
Noncontrolling Interests	513	512	513	512
Total Equity	$20,080	$18,629	$20,080	$18,629

Dividends declared per share of common stock	$0.70	$0.70	$2.10	$2.10
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net sales	$10,730	$14,115	$34,001	$45,043
Cost of sales	9,591	12,379	30,093	37,676
Research and development expenses	197	191	616	626
Selling, general and administrative expenses	380	357	1,216	1,289
Amortization of intangibles	81	83	243	256
Restructuring and asset related charges - net	—	—	549	186
Equity in earnings (losses) of nonconsolidated affiliates	(7)	(58)	(112)	311
Sundry income (expense) - net	71	73	169	287
Interest income	47	45	194	111
Interest expense and amortization of debt discount	192	155	549	487
Income before income taxes	400	1,010	986	5,232
Provision for income taxes	90	242	253	1,233
Net income	310	768	733	3,999
Net income attributable to noncontrolling interests	25	21	61	24
Net income available for The Dow Chemical Company common stockholder	$285	$747	$672	$3,975

Depreciation	$484	$482	$1,443	$1,459
Capital expenditures	$597	$452	$1,598	$1,224
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net income	$310	$768	$733	$3,999
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(20)	(122)	72	(371)
Cumulative translation adjustments	(147)	(403)	(149)	(1,081)
Pension and other postretirement benefit plans	(2)	125	—	356
Derivative instruments	(25)	22	(45)	491
Total other comprehensive loss	(194)	(378)	(122)	(605)
Comprehensive income	116	390	611	3,394
Comprehensive income attributable to noncontrolling interests, net of tax	25	21	61	24
Comprehensive income attributable to The Dow Chemical Company	$91	$369	$550	$3,370
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2023	Dec 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,080	$3,886
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2023: $80; 2022: $110)	5,343	5,611
Other	2,050	2,211
Inventories	6,211	6,988
Other current assets	1,578	1,815
Total current assets	18,262	20,511
Investments
Investment in nonconsolidated affiliates	1,289	1,589
Other investments (investments carried at fair value - 2023: $1,929; 2022: $1,757)	2,904	2,793
Noncurrent receivables	517	650
Total investments	4,710	5,032
Property
Property	59,525	58,055
Less accumulated depreciation	38,965	37,613
Net property	20,560	20,442
Other Assets
Goodwill	8,580	8,644
Other intangible assets (net of accumulated amortization - 2023: $5,279; 2022: $5,022)	2,132	2,442
Operating lease right-of-use assets	1,288	1,227
Deferred income tax assets	1,248	960
Deferred charges and other assets	1,434	1,363
Total other assets	14,682	14,636
Total Assets	$58,214	$60,621
Liabilities and Equity
Current Liabilities
Notes payable	$223	$362
Long-term debt due within one year	110	362
Accounts payable:
Trade	4,293	4,940
Other	2,044	2,349
Operating lease liabilities - current	325	287
Income taxes payable	393	334
Accrued and other current liabilities	2,730	2,613
Total current liabilities	10,118	11,247
Long-Term Debt	14,592	14,698
Other Noncurrent Liabilities
Deferred income tax liabilities	668	1,110
Pension and other postretirement benefits - noncurrent	3,617	3,808
Asbestos-related liabilities - noncurrent	804	857
Operating lease liabilities - noncurrent	1,020	997
Other noncurrent obligations	7,117	6,415
Total other noncurrent liabilities	13,226	13,187
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	8,907	8,627
Retained earnings	18,119	19,472
Accumulated other comprehensive loss	(7,261)	(7,139)
The Dow Chemical Company’s stockholder's equity	19,765	20,960
Noncontrolling interests	513	529
Total equity	20,278	21,489
Total Liabilities and Equity	$58,214	$60,621
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2023	Sep 30, 2022
Operating Activities
Net income	$733	$3,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,954	2,104
Provision (credit) for deferred income tax	(817)	125
Earnings of nonconsolidated affiliates less than dividends received	300	517
Net periodic pension benefit cost (credit)	(69)	19
Pension contributions	(111)	(156)
Net gain on sales of assets, businesses and investments	(49)	(11)
Restructuring and asset related charges - net	549	186
Other net loss	589	167
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	365	323
Inventories	777	(254)
Accounts payable	(859)	(860)
Other assets and liabilities, net	205	(718)
Cash provided by operating activities	3,567	5,441
Investing Activities
Capital expenditures	(1,598)	(1,224)
Investment in gas field developments	(175)	(134)
Purchases of previously leased assets	(5)	(5)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	66	16
Acquisitions of property and businesses, net of cash acquired	(103)	(54)
Investments in and loans to nonconsolidated affiliates	(4)	(69)
Distributions and loan repayments from nonconsolidated affiliates	2	10
Proceeds from sales of ownership interests in nonconsolidated affiliates	63	11
Purchases of investments	(1,291)	(445)
Proceeds from sales and maturities of investments	1,244	596
Other investing activities, net	(45)	(41)
Cash used for investing activities	(1,846)	(1,339)
Financing Activities
Changes in short-term notes payable	(122)	72
Payments on short-term debt greater than three months	—	(14)
Proceeds from issuance of long-term debt	76	82
Payments on long-term debt	(355)	(957)
Collections on securitization programs	8	—
Proceeds from issuance of stock	63	99
Transaction financing, debt issuance and other costs	(1)	(8)
Employee taxes paid for share-based payment arrangements	(41)	(34)
Distributions to noncontrolling interests	(51)	(42)
Dividends paid to Dow Inc.	(2,008)	(3,755)
Cash used for financing activities	(2,431)	(4,557)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(130)	(261)
Summary
Decrease in cash, cash equivalents and restricted cash	(840)	(716)
Cash, cash equivalents and restricted cash at beginning of period	3,940	3,033
Cash, cash equivalents and restricted cash at end of period	$3,100	$2,317
Less: Restricted cash and cash equivalents, included in "Other current assets"	20	101
Cash and cash equivalents at end of period	$3,080	$2,216
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	8,822	8,375	8,627	8,159
Issuance of parent company stock - Dow Inc.	8	2	63	99
Stock-based compensation and allocation of ESOP shares	77	79	217	198
Balance at end of period	8,907	8,456	8,907	8,456
Retained Earnings
Balance at beginning of period	18,469	20,049	19,472	19,288
Net income available for The Dow Chemical Company common stockholder	285	747	672	3,975
Dividends to Dow Inc.	(630)	(1,301)	(2,008)	(3,755)
Other	(5)	(4)	(17)	(17)
Balance at end of period	18,119	19,491	18,119	19,491
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,067)	(9,204)	(7,139)	(8,977)
Other comprehensive loss	(194)	(378)	(122)	(605)
Balance at end of period	(7,261)	(9,582)	(7,261)	(9,582)
Unearned ESOP Shares
Balance at beginning of period	—	—	—	(15)
Allocation of ESOP shares	—	—	—	15
Balance at end of period	—	—	—	—
The Dow Chemical Company's stockholder's equity	19,765	18,365	19,765	18,365
Noncontrolling Interests	513	512	513	512
Total Equity	$20,278	$18,877	$20,278	$18,877
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

Accounting Guidance Issued But Not Adopted at September 30, 2023
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

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent for the three and nine months ended September 30, 2023 (99 percent for the three and nine months ended September 30, 2022). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2023, the Company had unfulfilled performance obligations of $890 million ($840 million at December 31, 2022) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next seven years.

The Company has additional remaining performance obligations for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which the Company has elected the "right to invoice" practical expedient, and variable consideration attributable to royalties for licenses of patents and technology. The Company has received advance payments from customers related to long-term supply agreements that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 17 years. The Company will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Hydrocarbons & Energy	$1,441	$2,509	$4,987	$7,704
Packaging and Specialty Plastics	4,013	4,818	12,521	15,483
Packaging & Specialty Plastics	$5,454	$7,327	$17,508	$23,187
Industrial Solutions	$1,012	$1,420	$3,235	$4,381
Polyurethanes & Construction Chemicals	2,019	2,636	6,343	8,560
Other	4	3	12	12
Industrial Intermediates & Infrastructure	$3,035	$4,059	$9,590	$12,953
Coatings & Performance Monomers	$839	$1,052	$2,572	$3,256
Consumer Solutions	1,291	1,602	4,031	5,450
Performance Materials & Coatings	$2,130	$2,654	$6,603	$8,706
Corporate	$111	$75	$300	$197
Total	$10,730	$14,115	$34,001	$45,043

Net Trade Sales by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
U.S. & Canada	$3,968	$5,334	$12,667	$16,578
EMEAI [1]	3,398	4,634	11,225	15,823
Asia Pacific	2,067	2,571	6,172	7,997
Latin America	1,297	1,576	3,937	4,645
Total	$10,730	$14,115	$34,001	$45,043
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

Revenue recognized in the first nine months of 2023 from amounts included in contract liabilities at the beginning of the period was approximately $205 million (approximately $165 million in the first nine months of 2022). In the first nine months of 2023, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was approximately $45 million (insignificant in the first nine months of 2022).

The following table summarizes contract assets and liabilities at September 30, 2023 and December 31, 2022:

Contract Assets and Liabilities	Balance Sheet Classification	Sep 30, 2023	Dec 31, 2022
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,343	$5,611
Contract assets - current	Other current assets	$29	$48
Contract assets - noncurrent	Deferred charges and other assets	$4	$16
Contract liabilities - current	Accrued and other current liabilities	$220	$275
Contract liabilities - noncurrent	Other noncurrent obligations	$1,703	$1,725

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

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
In millions
Packaging & Specialty Plastics	$—	$1	$1
Industrial Intermediates & Infrastructure	—	40	40
Performance Materials & Coatings	—	49	49
Corporate	344	107	451
Total restructuring charges	$344	$197	$541
Charges against the reserve	—	(197)	(197)
Cash payments	(11)	—	(11)
Reserve balance at Mar 31, 2023	$333	$—	$333
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(60)	—	(60)
Reserve balance at Jun 30, 2023	$273	$—	$273
Cash payments	(110)	—	(110)
Reserve balance at Sep 30, 2023	$163	$—	$163

At September 30, 2023, $105 million of the reserve balance was included in "Accrued and other current liabilities" and $58 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

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

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $280 million, primarily through the end of 2024.

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

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Non-operating pension and other postretirement benefit plan net credits [1]	$97	$89	$290	$267
Foreign exchange losses [2]	(39)	(31)	(236)	(46)
Gain on sales of other assets and investments [3]	—	10	74	53
Asset impairments and related costs [4]	—	—	(18)	—
Indemnification and other transaction related costs [5]	21	(7)	17	(3)
Loss on early extinguishment of debt	—	—	—	(8)
Other - net	13	8	75	29
Total sundry income (expense) – net	$92	$69	$202	$292
1.See Note 12 for additional information.
2.Foreign exchange losses for the three and nine months ended September 30, 2023 and September 30, 2022 relate primarily to exposures in the Argentinian peso.
3.The nine months ended September 30, 2023 includes gains associated with the sale of shares of a previously impaired equity method investment.
4.Certain obligations associated with a previously impaired equity method investment.
5.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution.

Sundry income (expense) - net for TDCC for the three and nine months ended September 30, 2023 and 2022 is substantially the same as that of Dow Inc., with the primary difference related to indemnification and other transaction related costs recorded on Dow Inc. Therefore, TDCC sundry income (expense) - net is not disclosed separately.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At September 30, 2023, outstanding obligations confirmed as valid under the SCF program were $317 million ($267 million at December 31, 2022), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 6 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and nine months ended September 30, 2023 and 2022. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net income	$327	$760	$755	$3,993
Net income attributable to noncontrolling interests	25	21	61	24
Net income attributable to participating securities [1]	2	4	8	21
Net income attributable to common stockholders	$300	$735	$686	$3,948

Earnings Per Share - Basic and Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Earnings per common share - basic	$0.43	$1.03	$0.97	$5.45
Earnings per common share - diluted	$0.42	$1.02	$0.97	$5.41

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Weighted-average common shares outstanding - basic	704.0	714.3	706.4	724.9
Plus dilutive effect of equity compensation plans	3.5	3.8	3.3	4.9
Weighted-average common shares outstanding - diluted	707.5	718.1	709.7	729.8
Stock options and restricted stock units excluded from EPS calculations [2]	9.3	9.7	9.8	6.8
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2023	Dec 31, 2022
In millions
Finished goods	$3,540	$4,150
Work in process	1,255	1,476
Raw materials	772	954
Supplies	945	892
Total	$6,512	$7,472
Adjustment of inventories to the LIFO basis	(301)	(484)
Total inventories	$6,211	$6,988

NOTE 8 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2022 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2023, the Company had accrued obligations of $1,228 million for probable environmental remediation and restoration costs ($1,192 million at December 31, 2022), including $258 million for the remediation of Superfund sites ($244 million at December 31, 2022). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2023 activity, it was determined that no adjustment to the accrual was required at September 30, 2023.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $884 million at September 30, 2023 ($947 million at December 31, 2022). At September 30, 2023, approximately 23 percent of the recorded claim liability related to pending claims and approximately 77 percent related to future claims.

Groundwater Contamination
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Legacy Liabilities"). The costs associated with these Legacy Liabilities were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of the Legacy Liabilities now deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. As a result, the Company recorded a pretax charge of $177 million, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. At September 30, 2023, the total liability related to such alleged Legacy Liabilities settlements was $234 million, which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $114 million at September 30, 2023 ($98 million at December 31, 2022) related to the 2016 ownership restructure of Dow Silicones, which were included in "Other current assets" and "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars), for which the Company received payment in October 2019 and March 2020. At September 30, 2023, $323 million ($323 million at December 31, 2022) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

NOTE 9 - LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2022 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2023 and 2022 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Operating lease cost	$118	$98	$319	$294
Finance lease cost
Amortization of right-of-use assets - finance	$26	$28	$77	$80
Interest on lease liabilities - finance	8	8	24	25
Total finance lease cost	$34	$36	$101	$105
Short-term lease cost	62	69	194	194
Variable lease cost	241	164	683	412
Sublease income	(2)	(2)	(6)	(8)
Total lease cost	$453	$365	$1,291	$997

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$320	$289
Operating cash flows for finance leases	$24	$25
Financing cash flows for finance leases	$83	$79
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$283	$93
Finance leases	$43	$44

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2023 and 2022 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Unrealized Gains (Losses) on Investments
Beginning balance	$(161)	$(190)	$(253)	$59
Unrealized gains (losses) on investments	(33)	(61)	55	(385)
Tax (expense) benefit	9	(55)	48	12
Net unrealized gains (losses) on investments	(24)	(116)	103	(373)
(Gains) losses reclassified from AOCL to net income [1]	4	(8)	(41)	2
Tax expense (benefit) [2]	—	2	10	—
Net (gains) losses reclassified from AOCL to net income	4	(6)	(31)	2
Other comprehensive income (loss), net of tax	(20)	(122)	72	(371)
Ending balance	$(181)	$(312)	$(181)	$(312)
Cumulative Translation Adjustment
Beginning balance	$(1,936)	$(2,033)	$(1,934)	$(1,355)
Gains (losses) on foreign currency translation	(122)	(369)	(122)	(1,034)
Tax (expense) benefit	(6)	(17)	(16)	(7)
Net gains (losses) on foreign currency translation	(128)	(386)	(138)	(1,041)
(Gains) losses reclassified from AOCL to net income [3]	(19)	(17)	(11)	(40)
Other comprehensive income (loss), net of tax	(147)	(403)	(149)	(1,081)
Ending balance	$(2,083)	$(2,436)	$(2,083)	$(2,436)
Pension and Other Postretirement Benefits
Beginning balance	$(4,875)	$(7,103)	$(4,877)	$(7,334)
Gains (losses) arising during the period	(4)	6	(7)	11
Amortization of net loss and prior service credits reclassified from AOCL to net income [4]	3	155	8	468
Tax expense (benefit) [2]	(1)	(36)	(1)	(123)
Net loss and prior service credits reclassified from AOCL to net income	2	119	7	345
Other comprehensive income (loss), net of tax	(2)	125	—	356
Ending balance	$(4,877)	$(6,978)	$(4,877)	$(6,978)
Derivative Instruments
Beginning balance	$(95)	$122	$(75)	$(347)
Gains (losses) on derivative instruments	(58)	122	(242)	802
Tax (expense) benefit	(2)	(31)	34	(114)
Net gains (losses) on derivative instruments	(60)	91	(208)	688
(Gains) losses reclassified from AOCL to net income [5]	45	(80)	209	(222)
Tax expense (benefit) [2]	(10)	11	(46)	25
Net (gains) losses reclassified from AOCL to net income	35	(69)	163	(197)
Other comprehensive income (loss), net of tax	(25)	22	(45)	491
Ending balance	$(120)	$144	$(120)	$144
Total AOCL ending balance	$(7,261)	$(9,582)	$(7,261)	$(9,582)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2023 and 2022:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Balance at beginning of period	$512	$534	$529	$574
Net income attributable to noncontrolling interests [1]	25	21	61	24
Distributions to noncontrolling interests [2]	(15)	(20)	(43)	(35)
Cumulative translation adjustments	(9)	(24)	(34)	(51)
Other	—	1	—	—
Balance at end of period	$513	$512	$513	$512
1.The nine months ended September 30, 2022 includes the portion of asset related charges attributable to noncontrolling interests related to a joint venture in Russia. See Note 4 for additional information.
2.Includes dividends paid to a joint venture of $8 million for the nine months ended September 30, 2023 ($7 million for the nine months ended September 30, 2022) which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income.

NOTE 12 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2022 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Defined Benefit Pension Plans
Service cost	$71	$97	$212	$295
Interest cost	280	170	838	512
Expected return on plan assets	(391)	(420)	(1,170)	(1,267)
Amortization of prior service credit	(7)	(5)	(20)	(16)
Amortization of net loss	24	163	71	495
Net periodic benefit cost (credit)	$(23)	$5	$(69)	$19

Other Postretirement Benefit Plans
Service cost	$1	$1	$3	$4
Interest cost	11	6	34	20
Amortization of net gain	(14)	(3)	(43)	(11)
Net periodic benefit cost (credit)	$(2)	$4	$(6)	$13

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

There was minimal grant activity in the second and third quarters of 2023.

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

Refer to Note 15 for a summary of the fair value of financial instruments at September 30, 2023 and December 31, 2022.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the nine months ended September 30, 2023 and 2022:

Investing Results	Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022
Proceeds from sales of available-for-sale securities	$397	$449
Gross realized gains	$59	$40
Gross realized losses	$(18)	$(42)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2023	Cost	Fair Value
In millions
Within one year	$63	$59
One to five years	1,117	1,032
Six to ten years	509	437
After ten years	513	386
Total	$2,202	$1,914

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended September 30, 2023. There was $4 million of net unrealized losses recognized in earnings on equity securities for the three months ended September 30, 2023 ($2 million of net unrealized losses for the three months ended September 30, 2022). There was $6 million of net unrealized gains recognized in earnings on equity securities for the nine months ended September 30, 2023 ($8 million of net unrealized losses for the nine months ended September 30, 2022).

Investments in Equity Securities	Sep 30, 2023	Dec 31, 2022
In millions
Readily determinable fair value	$15	$10
Not readily determinable fair value	$177	$186

Derivative Instruments
The notional amounts of the Company's derivative instruments at September 30, 2023 and December 31, 2022 were as follows:

Notional Amounts [1]	Sep 30, 2023	Dec 31, 2022
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$3,000	$1,500
Foreign currency contracts	$8,683	$2,408
Derivatives not designated as hedging instruments:
Interest rate contracts	$140	$3
Foreign currency contracts	$12,921	$8,837
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at September 30, 2023 and December 31, 2022 were as follows:

Commodity Notionals [1]	Sep 30, 2023	Dec 31, 2022	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	2.1	19.2	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.7	—	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2025
Foreign currency contracts	2024
Commodity contracts	2026

The following table provides the fair value and balance sheet classification of derivative instruments at September 30, 2023 and December 31, 2022:

Fair Value of Derivative Instruments	Sep 30, 2023			Dec 31, 2022
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$8	$(8)	$—	$351	$(246)	$105
Interest rate contracts [4]	61	(61)	—	—	—	—
Foreign currency contracts [3]	190	(117)	73	58	(39)	19
Commodity contracts [3]	54	(37)	17	199	(148)	51
Commodity contracts [4]	5	(4)	1	—	—	—
Total	$318	$(227)	$91	$608	$(433)	$175
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$2	$(2)	$—	$—	$—	$—
Interest rate contracts [4]	1	(1)	—	—	—	—
Foreign currency contracts [3]	15	(12)	3	146	(50)	96
Commodity contracts [3]	73	(44)	29	22	(1)	21
Commodity contracts [4]	6	(1)	5	—	—	—
Total	$97	$(60)	$37	$168	$(51)	$117
Total asset derivatives	$415	$(287)	$128	$776	$(484)	$292

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$49	$(8)	$41	$246	$(246)	$—
Interest rate contracts [6]	238	(61)	177	—	—	—
Foreign currency contracts [5]	117	(117)	—	58	(39)	19
Commodity contracts [5]	61	(44)	17	258	(198)	60
Commodity contracts [6]	4	(4)	—	—	—	—
Total	$469	$(234)	$235	$562	$(483)	$79
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$5	$(2)	$3	$—	$—	$—
Interest rate contracts [6]	1	(1)	—	—	—	—
Foreign currency contracts [5]	118	(12)	106	61	(50)	11
Commodity contracts [5]	72	(44)	28	12	(11)	1
Commodity contracts [6]	4	(1)	3	—	—	—
Total	$200	$(60)	$140	$73	$(61)	$12
Total liability derivatives	$669	$(294)	$375	$635	$(544)	$91
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $26 million at September 30, 2023 ($80 million at December 31, 2022). Cash collateral of $1 million was posted by counterparties with the Company at September 30, 2023 ($2 million at December 31, 2022).

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Derivatives designated as hedging instruments:
Fair value hedges:
Excluded components [3,4]	$(88)	$—	$(93)	$—	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts [4]	—	24	5	231	(3)	(3)	(7)	(8)
Foreign currency contracts [5]	5	2	6	8	—	4	1	10
Commodity contracts [5]	4	23	(145)	310	(42)	79	(203)	220
Net foreign investment hedges:
Foreign currency contracts	69	88	72	135	—	—	—	—
Excluded components [3,6]	4	25	35	59	19	15	26	38
Total derivatives designated as hedging instruments	$(6)	$162	$(120)	$743	$(26)	$95	$(183)	$260
Derivatives not designated as hedging instruments:
Interest rate contracts [4]	$—	$—	$—	$—	$—	$—	$1	$(1)
Foreign currency contracts [6]	—	—	—	—	(101)	(255)	(95)	(531)
Commodity contracts [5]	—	—	—	—	(1)	10	3	39
Total return swap [5]	—	—	—	—	(16)	—	(13)	—
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$(118)	$(245)	$(104)	$(493)
Total derivatives	$(6)	$162	$(120)	$743	$(144)	$(150)	$(287)	$(233)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.
4.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
5.Included in "Cost of sales" in the consolidated statements of income.
6.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Sep 30, 2023
In millions
Cash flow hedges:
Interest rate contracts	$(7)
Commodity contracts	$(33)
Foreign currency contracts	$5
Net foreign investment hedges:
Excluded components	$4

NOTE 15 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2022 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Sep 30, 2023				Dec 31, 2022
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$699	$—	$—	$699	$872	$—	$—	$872
Money market funds	Level 2	1,209	—	—	1,209	355	—	—	355
Marketable securities [2]	Level 2	886	28	—	914	927	12	—	939
Nonconsolidated affiliates [3]	Level 3				7				7
Other investments:
Debt securities: [4]
Government debt [5]	Level 2	763	—	(146)	617	754	1	(133)	622
Corporate bonds	Level 1	24	—	(4)	20	38	—	(3)	35
Corporate bonds	Level 2	1,215	13	(151)	1,077	1,236	10	(156)	1,090
Corporate bonds	Level 3	200	—	—	200	—	—	—	—
Equity securities [4,6]	Level 1	4	11	—	15	5	5	—	10
Derivatives relating to: [7]
Interest rates	Level 2	—	72	—	72	—	351	—	351
Foreign currency	Level 2	—	205	—	205	—	204	—	204
Commodities	Level 1	—	12	—	12	—	63	—	63
Commodities	Level 2	—	126	—	126	—	158	—	158
Total assets at fair value					$5,173				$4,706
Liabilities at fair value:
Long-term debt including debt due within one year [8]	Level 2	$(14,702)	$1,968	$(354)	$(13,088)	$(15,060)	$1,683	$(498)	$(13,875)
Guarantee liability [9]	Level 3				(183)				(199)
Derivatives relating to: [7]
Interest rates	Level 2	—	—	(293)	(293)	—	—	(246)	(246)
Foreign currency	Level 2	—	—	(235)	(235)	—	—	(119)	(119)
Commodities	Level 1	—	—	(11)	(11)		—	(103)	(103)
Commodities	Level 2	—	—	(130)	(130)	—	—	(167)	(167)
Total liabilities at fair value					$(13,940)				$(14,709)
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
8.Cost includes fair value hedge adjustment losses of $50 million at September 30, 2023 and gains of $46 million at December 31, 2022 on $4,479 million of debt at September 30, 2023 and $2,279 million of debt at December 31, 2022.
9.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $83 million in private market securities and $19 million in real estate at September 30, 2023 ($92 million in private market securities and $20 million in real estate at December 31, 2022). There are no redemption restrictions and the unfunded commitments on these investments were $46 million at September 30, 2023 and $54 million at December 31, 2022.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The level 3 asset values represent the fair value of an investment in a corporate bond, accounted for as a debt security and an investment in a limited liability company, accounted for as an investment in nonconsolidated affiliates. There was no unfunded commitment on the investment in a limited liability company at September 30, 2023 or December 31, 2022.

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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Sep 30, 2023
Net sales	$5,454	$3,035	$2,130	$111	$10,730
Equity in earnings (losses) of nonconsolidated affiliates	$50	$(63)	$5	$1	$(7)
Dow Inc. Operating EBIT [1]	$476	$21	$179	$(50)	$626
Three months ended Sep 30, 2022
Net sales	$7,327	$4,059	$2,654	$75	$14,115
Equity in earnings (losses) of nonconsolidated affiliates	$55	$(114)	$1	$—	$(58)
Dow Inc. Operating EBIT [1]	$785	$167	$302	$(59)	$1,195
Nine months ended Sep 30, 2023
Net sales	$17,508	$9,590	$6,603	$300	$34,001
Equity in earnings (losses) of nonconsolidated affiliates	$90	$(219)	$14	$3	$(112)
Dow Inc. Operating EBIT [1]	$2,036	$109	$280	$(206)	$2,219
Nine months ended Sep 30, 2022
Net sales	$23,187	$12,953	$8,706	$197	$45,043
Equity in earnings (losses) of nonconsolidated affiliates	$303	$5	$6	$(3)	$311
Dow Inc. Operating EBIT [1]	$3,455	$1,254	$1,458	$(178)	$5,989
1.Operating EBIT for TDCC for the three and nine months ended September 30, 2023 and 2022 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income" to Operating EBIT	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net income	$327	$760	$755	$3,993
+ Provision for income taxes	90	241	253	1,232
Income before income taxes	$417	$1,001	$1,008	$5,225
- Interest income	44	41	186	105
+ Interest expense and amortization of debt discount	192	155	549	487
- Significant items	(61)	(80)	(848)	(382)
Operating EBIT	$626	$1,195	$2,219	$5,989

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Sep 30, 2023					Nine Months Ended Sep 30, 2023
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$—	$—	$(82)	$(82)	$(1)	$(48)	$(67)	$(572)	$(688)
Litigation related charges, awards and adjustments [2]	—	—	—	—	—	—	(177)	—	—	(177)
Indemnification and other transaction related costs [3]	—	—	—	21	21	—	—	—	17	17
Total	$—	$—	$—	$(61)	$(61)	$(1)	$(225)	$(67)	$(555)	$(848)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The nine months ended September 30, 2023 also includes certain gains and losses associated with previously impaired equity investments.
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

Significant Items by Segment	Three Months Ended Sep 30, 2022					Nine Months Ended Sep 30, 2022
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$(62)	$(62)	$—	$—	$—	$(154)	$(154)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	(11)	(11)	—	—	—	(31)	(31)
Russia / Ukraine conflict charges [3]	—	—	—	—	—	(31)	(109)	(16)	(30)	(186)
Loss on early extinguishment of debt [4]	—	—	—	—	—	—	—	—	(8)	(8)
Indemnification and other transactions related costs [5]	—	—	—	(7)	(7)	—	—	—	(3)	(3)
Total	$—	$—	$—	$(80)	$(80)	$(31)	$(109)	$(16)	$(226)	$(382)
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

OUTLOOK
With the Company's continued focus on operational and financial discipline, Dow is navigating challenging market dynamics and expects to further benefit from rising oil prices that favor its cost-advantaged asset footprint. The Company remains committed to disciplined and balanced capital allocation priorities as it advances its Decarbonize and Grow and Transform the Waste strategies, which, by 2030, are expected to deliver more than $3 billion in underlying earnings, reduce greenhouse gas emissions by 5 million metric tons and commercialize 3 million metric tons of circular and renewable solutions annually.

OVERVIEW
The following is a summary of the results for the three months ended September 30, 2023:
•The Company reported net sales in the third quarter of 2023 of $10.7 billion, down 24 percent from $14.1 billion in the third quarter of 2022, with decreases across all operating segments and geographic regions; Packaging & Specialty Plastics (down 26 percent), Industrial Intermediates & Infrastructure (down 25 percent) and Performance Materials & Coatings (down 20 percent).
•Local price decreased 18 percent compared with the third quarter of 2022 with decreases across all operating segments and geographic regions; Packaging & Specialty Plastics (down 20 percent), Industrial Intermediates & Infrastructure (down 17 percent) and Performance Materials & Coatings (down 17 percent).
•Volume decreased 6 percent compared with the third quarter of 2022. Volume decreased in all operating segments; Packaging & Specialty Plastics (down 7 percent), Industrial Intermediates & Infrastructure (down 7 percent) and Performance Materials & Coatings (down 3 percent). Volume decreased in all geographic regions, except Latin America (up 4 percent).
•Currency impact on net sales was flat compared with the third quarter of 2022.
•Equity in losses of nonconsolidated affiliates was $7 million in the third quarter of 2023, compared with equity in losses of $58 million in the third quarter of 2022, due to improved results at all of the Company's principal joint ventures, led by Sadara.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $302 million and $285 million, respectively, in the third quarter of 2023, compared with $739 million and $747 million, respectively, in the third quarter of 2022. Earnings per share for Dow Inc. was $0.42 in the third quarter of 2023, compared with $1.02 per share in the third quarter of 2022.
•Cash provided by operating activities - continuing operations was $1,658 million in the third quarter of 2023, down $282 million compared with the same period last year. Cash provided by operating activities - continuing operations was up $311 million compared with the second quarter of 2023.
•Dow Inc. repurchased $125 million of the Company's common stock in the third quarter of 2023.
•On July 14, 2023, an incident occurred that included an explosion and subsequent fire at Dow's Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana. There were no injuries reported from the incident. The incident was limited to the Glycol-2 unit with minimal disruption to other site operations. The Company is finalizing a root cause investigation and is developing a plan to restore operations. The Company's estimated impact on pretax earnings from the incident is $100 million per quarter. The Glycol-2 unit is currently expected to resume operations sometime in the second quarter of 2024.
•On August 9, 2023, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on September 8, 2023, to shareholders of record as of August 31, 2023.
•On August 22, 2023, Standard and Poor's affirmed TDCC's BBB and A-2 rating, and revised its outlook from positive to stable.
In addition, the following events occurred subsequent to the third quarter of 2023:
•On October 12, 2023, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on December 8, 2023, to shareholders of record as of November 30, 2023.
•On October 24, 2023, the Company announced that Howard Ungerleider, president and chief financial officer, has elected to retire in January 2024 after 33 years of service with Dow. The Company also announced that Jeffrey L. Tate has been named chief financial officer effective November 1, 2023.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net sales	$10,730	$14,115	$34,001	$45,043

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Sep 30, 2023				Nine Months Ended Sep 30, 2023
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(20)%	1%	(7)%	(26)%	(18)%	—%	(6)%	(24)%
Industrial Intermediates & Infrastructure	(17)	(1)	(7)	(25)	(13)	(1)	(12)	(26)
Performance Materials & Coatings	(17)	—	(3)	(20)	(16)	(1)	(7)	(24)
Total	(18)%	—%	(6)%	(24)%	(16)%	(1)%	(8)%	(25)%
Total, excluding the Hydrocarbons & Energy business	(19)%	—%	(1)%	(20)%	(15)%	(1)%	(6)%	(22)%
U.S. & Canada	(18)%	—%	(8)%	(26)%	(16)%	—%	(8)%	(24)%
EMEAI	(19)	1	(9)	(27)	(16)	(1)	(12)	(29)
Asia Pacific	(16)	(2)	(2)	(20)	(15)	(2)	(6)	(23)
Latin America	(22)	—	4	(18)	(18)	—	3	(15)
Total	(18)%	—%	(6)%	(24)%	(16)%	(1)%	(8)%	(25)%

Net sales in the third quarter of 2023 were $10.7 billion, down 24 percent from $14.1 billion in the third quarter of 2022, with local price down 18 percent, volume down 6 percent and currency flat. Net sales decreased in all operating segments and geographic regions, primarily driven by slower global macroeconomic activity. Local price decreased in Packaging & Specialty Plastics (down 20 percent), Industrial Intermediates & Infrastructure (down 17 percent), and Performance Materials & Coatings (down 17 percent), driven by lower global energy and feedstock costs. Volume decreased in all operating segments and geographic regions except Latin America (up 4 percent). Volume decreased in Packaging & Specialty Plastics (down 7 percent), Industrial Intermediates & Infrastructure (down 7 percent), and Performance Materials & Coatings (down 3 percent). Currency remained flat with an increase in EMEAI (up 1 percent) offset by a decrease in Asia Pacific (down 2 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 20 percent.

Net sales for the first nine months of 2023 were $34.0 billion, down 25 percent from $45.0 billion in the same period last year, with local price down 16 percent, volume down 8 percent and an unfavorable currency impact of 1 percent. Net sales decreased in all operating segments and geographic regions, primarily driven by lower demand and prices due to slower global macroeconomic activity. Local price decreased in Packaging & Specialty Plastics (down 18 percent), Industrial Intermediates & Infrastructure (down 13 percent), and Performance Materials & Coatings (down 16 percent), driven by industry supply additions and lower global energy and feedstock costs. Volume decreased in all operating segments and geographic regions except Latin America (up 3 percent). Volume decreased in Packaging & Specialty Plastics (down 6 percent), Industrial Intermediates & Infrastructure (down 12 percent), and Performance Materials & Coatings (down 7 percent). Currency unfavorably impacted net sales by 1 percent, driven by EMEAI (down 1 percent) and Asia Pacific (down 2 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 22 percent.

Cost of Sales
Cost of sales ("COS") was $9.6 billion in the third quarter of 2023, compared with $12.4 billion in the third quarter of 2022. For the first nine months of 2023, COS was $30.1 billion, compared with $37.7 billion in the first nine months of 2022. COS in the third quarter and for the first nine months of 2023 decreased primarily due to lower raw material costs on lower volume and lower global energy and feedstock costs. COS as a percentage of net sales was 89.4 percent in the third quarter of 2023 (87.7 percent in the third quarter of 2022) and 88.5 percent for the first nine months of 2023 (83.7 percent for the first nine months of 2022).

Research and Development Expenses
Research and development ("R&D") expenses totaled $197 million in the third quarter of 2023, compared with $191 million in the third quarter of 2022. R&D expenses for the first nine months of 2023 were $616 million, compared with $626 million in the first nine months of 2022. R&D expenses in the first nine months of 2023 decreased primarily due to lower performance-based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $380 million in the third quarter of 2023, compared with $356 million in the third quarter of 2022. SG&A expenses increased in the third quarter of 2023, primarily due to higher costs associated with the Company's restructuring implementation and efficiency actions. For the first nine months of 2023, SG&A expenses were $1,216 million, compared with $1,289 million in the first nine months of 2022. SG&A expenses in the first nine months of 2023 decreased primarily due to lower bad debt reserve write-offs, lower performance-based compensation costs and lower costs resulting from actions taken as part of the 2023 Restructuring Program, which more than offset increases in fringe benefit expenses tied to stock market changes and labor costs.

Amortization of Intangibles
Amortization of intangibles was $81 million in the third quarter of 2023, compared with $83 million in the third quarter of 2022. In the first nine months of 2023, amortization of intangibles was $243 million, compared with $256 million in the first nine months of 2022.

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

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $7 million in the third quarter of 2023, compared with equity in losses of nonconsolidated affiliates of $58 million in the third quarter of 2022, an increase of $51 million primarily due to higher volumes and lower feedstock costs at Sadara and improved performance at the Kuwait and Thai joint ventures. The Company's share of equity in losses of nonconsolidated affiliates was $112 million for the first nine months of 2023, compared with equity in earnings of nonconsolidated affiliates of $311 million for the first nine months of 2022, a decrease of $423 million primarily due to lower integrated polyethylene margins and equity losses at Sadara and the Kuwait joint ventures as a result of lower local prices and demand and planned maintenance turnaround activity. Cash dividends from nonconsolidated affiliates were $188 million in the first nine months of 2023, compared with $828 million in the first nine months of 2022.

Sundry Income (Expense) – Net
For the three months ended September 30, 2023, Sundry income (expense) - net was income of $92 million and $71 million for Dow Inc. and TDCC, respectively, compared with income of $69 million and $73 million, respectively, for the three months ended September 30, 2022. The third quarter of 2023 and 2022 included non-operating pension and postretirement benefit plan credits, which were partially offset by foreign currency exchange losses. The third quarter of 2022 also included gains on the sales of assets and investments.

For the nine months ended September 30, 2023, Sundry income (expense) - net was income of $202 million and $169 million for Dow Inc. and TDCC, respectively, compared with income of $292 million and $287 million, respectively, for the nine months ended September 30, 2022. The first nine months of 2023 and 2022 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments. These were partially offset by foreign currency exchange losses.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $192 million in the third quarter of 2023, compared with $155 million in the third quarter of 2022. Interest expense and amortization of debt discount was $549 million in the first nine months of 2023, compared with $487 million in the first nine months of 2022. The increase in interest expense is primarily due to $1.5 billion of senior unsecured notes issued in the fourth quarter of 2022 and local country borrowings outside the United States.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the third quarter of 2023, the Company reported a provision for income taxes of $90 million, resulting in an effective tax rate of 21.6 percent and 22.5 percent for Dow Inc. and TDCC, respectively. In the third quarter of 2022, Dow Inc. and TDCC reported a provision for income taxes of $241 million and $242 million, respectively, resulting in an effective tax rate of 24.1 percent and 24.0 percent, respectively. The third quarter of 2023 was favorably impacted by a change in reinvestment assertion on a foreign jurisdiction and an increase in tax credits available to the Company.

For the first nine months of 2023, Dow Inc. and TDCC reported a provision for income taxes of $253 million, resulting in an effective tax rate of 25.1 percent and 25.7 percent, respectively. For the first nine months of 2022, Dow Inc. and TDCC reported a provision for income taxes of $1,232 million and $1,233 million, respectively, resulting in an effective tax rate of 23.6 percent. The increase in the effective tax rate for the first nine months of 2023 compared with 2022 is primarily due to changes in the geographic mix of earnings.

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $302 million, or $0.42 per share, in the third quarter of 2023, compared with $739 million, or $1.02 per share, in the third quarter of 2022. Net income available for Dow Inc. common stockholders was $694 million, or $0.97 per share, in the first nine months of 2023, compared with $3,969 million, or $5.41 per share, in the first nine months of 2022. See Note 6 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $285 million in the third quarter of 2023, compared with $747 million in the third quarter of 2022. Net income available for the TDCC common stockholder was $672 million in the first nine months of 2023, compared with $3,975 million in the first nine months of 2022. TDCC's common shares are owned solely by Dow Inc.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net sales	$5,454	$7,327	$17,508	$23,187
Operating EBIT	$476	$785	$2,036	$3,455
Equity earnings	$50	$55	$90	$303

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2023	Sep 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(20)%	(18)%
Currency	1	—
Volume	(7)	(6)
Total	(26)%	(24)%

Packaging & Specialty Plastics net sales were $5,454 million in the third quarter of 2023, down 26 percent from net sales of $7,327 million in the third quarter of 2022, with local price down 20 percent, volume down 7 percent and a favorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Local price decreased in Hydrocarbons & Energy, primarily in EMEAI and the U.S. & Canada, as prices for co-products are generally correlated to Brent crude oil prices, which, on average, decreased 12 percent compared with the third quarter of 2022. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower polyethylene and olefin prices, primarily due to lower global energy costs. Volume decreased in Hydrocarbons & Energy, primarily in EMEAI and the U.S. & Canada, driven by lower sales of olefins and aromatics. Volume increased in Packaging and Specialty Plastics primarily due to higher polyethylene demand across all regions.

Operating EBIT was $476 million in the third quarter of 2023, down $309 million from Operating EBIT of $785 million in the third quarter of 2022. Operating EBIT decreased primarily due to lower selling prices, reduced demand and increased planned maintenance activity, which were partially offset by lower raw material, energy and feedstock costs.

Packaging & Specialty Plastics net sales were $17,508 million in the first nine months of 2023, down 24 percent from net sales of $23,187 million in the first nine months of 2022, with local price down 18 percent, volume down 6 percent and currency flat. Local price decreased in both businesses and across all geographic regions. Local price decreased in Hydrocarbons & Energy, primarily in EMEAI and the U.S. & Canada, as prices for co-products are generally correlated to Brent crude oil prices, which, on average, decreased 20 percent compared with the first nine months of 2022. Local price decreased in Packaging and Specialty Plastics in all geographic regions primarily driven by lower polyethylene prices. Volume decreased in Hydrocarbons & Energy, driven by lower sales primarily in EMEAI and the U.S. & Canada. Volume decreased in Packaging and Specialty Plastics across all geographic regions, except Latin America.

Operating EBIT was $2,036 million in the first nine months of 2023, down $1,419 million from Operating EBIT of $3,455 million in the first nine months of 2022. Operating EBIT decreased primarily due to lower selling prices and reduced demand, which were partially offset by lower raw material, energy and feedstock costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net sales	$3,035	$4,059	$9,590	$12,953
Operating EBIT	$21	$167	$109	$1,254
Equity earnings (losses)	$(63)	$(114)	$(219)	$5

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2023	Sep 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(17)%	(13)%
Currency	(1)	(1)
Volume	(7)	(12)
Total	(25)%	(26)%

Industrial Intermediates & Infrastructure net sales were $3,035 million in the third quarter of 2023, down 25 percent from $4,059 million in the third quarter of 2022, with local price down 17 percent, volume down 7 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Volume decreased in Polyurethanes & Construction Chemicals in all geographic regions, driven primarily by lower demand for consumer durables and building and construction. Volume decreased in Industrial Solutions in all geographic regions, driven by lower demand for industrial applications, coatings and agricultural applications. The unfavorable currency impact was driven by EMEAI and Asia Pacific.

Operating EBIT was $21 million in the third quarter of 2023, down $146 million from Operating EBIT of $167 million in the third quarter of 2022. Operating EBIT decreased primarily due to lower selling prices and demand.

Industrial Intermediates & Infrastructure net sales were $9,590 million in the first nine months of 2023, down 26 percent from net sales of $12,953 million in the first nine months of 2022, with local price down 13 percent, volume down 12 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Volume in Polyurethanes & Construction Chemicals decreased in all geographic regions, primarily due to lower demand, particularly for consumer durables, building and construction and industrial applications. Volume in Industrial Solutions decreased in all geographic regions, driven by lower demand for industrial applications, coatings and agricultural applications. Currency had an unfavorable impact on sales, driven by EMEAI and Asia Pacific.

Operating EBIT was $109 million in the first nine months of 2023, down $1,145 million from Operating EBIT of $1,254 million in the first nine months of 2022. Operating EBIT decreased primarily due to lower selling prices and demand, and lower equity earnings at the EQUATE and Sadara joint ventures.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net sales	$2,130	$2,654	$6,603	$8,706
Operating EBIT	$179	$302	$280	$1,458
Equity earnings	$5	$1	$14	$6

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2023	Sep 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(17)%	(16)%
Currency	—	(1)
Volume	(3)	(7)
Total	(20)%	(24)%

Performance Materials & Coatings net sales were $2,130 million in the third quarter of 2023, down 20 percent from net sales of $2,654 million in the third quarter of 2022, with local price down 17 percent, volume down 3 percent and currency flat. Local price decreased in both businesses and across all geographic regions. Consumer Solutions local price decreased primarily due to unfavorable supply and demand dynamics in upstream siloxanes. Local price decreased in Coatings & Performance Monomers primarily in acrylic monomers and architectural coatings and was driven by lower raw material prices and unfavorable supply and demand dynamics. Volume decreased in Consumer Solutions in Latin America, EMEAI and Asia Pacific, partially offset by an increase in the U.S. & Canada, driven by lower demand for personal and home care and partially offset by higher demand for building and construction. Volume decreased in Coatings & Performance Monomers in Latin America and the U.S. & Canada, partially offset by an increase in EMEAI and Asia Pacific, driven by lower demand for coatings applications. Currency was flat as a favorable currency impact in EMEAI was offset by an unfavorable currency impact in Asia Pacific.

Operating EBIT was $179 million in the third quarter of 2023, down $123 million from Operating EBIT of $302 million in the third quarter of 2022. Operating EBIT decreased primarily due to lower selling prices, which were partially offset by lower raw material costs.

Performance Materials & Coatings net sales were $6,603 million in the first nine months of 2023, down 24 percent from net sales of $8,706 million in the first nine months of 2022, with local price down 16 percent, volume down 7 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Consumer Solutions local price decreased primarily due to unfavorable supply and demand dynamics in upstream siloxanes. Local price decreased in Coatings & Performance Monomers primarily due to lower raw material prices in acrylic monomers and architectural coatings. Volume decreased in Consumer Solutions in EMEAI, the U.S. & Canada, and Latin America, and was flat in Asia Pacific, driven by lower demand for personal care and upstream siloxanes. Volume decreased in Coatings & Performance Monomers in all geographic regions driven by lower demand for coatings applications and building and construction. The unfavorable currency impact was driven by Asia Pacific.

Operating EBIT was $280 million in the first nine months of 2023, down $1,178 million from Operating EBIT of $1,458 million in the first nine months of 2022. Operating EBIT decreased primarily due to lower selling prices and lower demand in both businesses, which were partially offset by lower raw material costs.

CORPORATE

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Net sales	$111	$75	$300	$197
Operating EBIT	$(50)	$(59)	$(206)	$(178)
Equity earnings (losses)	$1	$—	$3	$(3)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $111 million in the third quarter of 2023, an increase from net sales of $75 million in the third quarter of 2022. Net sales were $300 million in the first nine months of 2023, an increase from net sales of $197 million in the first nine months of 2022.

Operating EBIT was a loss of $50 million in the third quarter of 2023, compared with a loss of $59 million in the third quarter of 2022. Operating EBIT was a loss of $206 million in the first nine months of 2023, compared with a loss of $178 million in the first nine months of 2022. Operating EBIT declined in the first nine months of 2023 primarily due to increased environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,080 million at September 30, 2023 and $3,886 million at December 31, 2022, of which $1,949 million at September 30, 2023 and $1,789 million at December 31, 2022 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At September 30, 2023, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Nine Months Ended		Nine Months Ended
	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
In millions
Cash provided by (used for):
Operating activities - continuing operations	$3,536	$5,408	$3,567	$5,441
Operating activities - discontinued operations	4	(11)	—	—
Operating activities	3,540	5,397	3,567	5,441
Investing activities	(1,846)	(1,339)	(1,846)	(1,339)
Financing activities	(2,404)	(4,513)	(2,431)	(4,557)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first nine months of 2023 was primarily driven by the Company's cash earnings, cash provided by working capital and dividends from equity method investments, which were partially offset by performance-based compensation payments. Cash provided by operating activities from continuing operations in the first nine months of 2022 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital requirements and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
In millions
Current assets	$18,298	$20,477	$18,262	$20,511
Current liabilities	10,248	11,331	10,118	11,247
Net working capital	$8,050	$9,146	$8,144	$9,264
Current ratio	1.79:1	1.81:1	1.80:1	1.82:1

Working Capital Metrics	Three Months Ended
	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022

Days sales outstanding in trade receivables	47	45	45
Days sales in inventory	61	61	59
Days payables outstanding	62	61	63

Cash provided by (used for) operating activities from discontinued operations in the first nine months of 2023 and 2022 was related to cash payments and receipts Dow Inc. had with DuPont and Corteva that related to certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first nine months of 2023 and 2022 were primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $1,598 million in the first nine months of 2023, compared with $1,224 million in the first nine months of 2022. The Company expects full year capital spending in 2023 to be approximately $2.2 billion. The Company will adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first nine months of 2023 was primarily for debt related activities. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in the first nine months of 2022 was primarily for payments on long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Nine Months Ended
	Sep 30, 2023	Sep 30, 2022
In millions
Cash provided by operating activities - continuing operations (GAAP)	$3,536	$5,408
Capital expenditures	(1,598)	(1,224)
Free Cash Flow (non-GAAP)	$1,938	$4,184

Reconciliation of Cash Flow Conversion (Operating EBITDA to Cash Flow from Operations)	Nine Months Ended
	Sep 30, 2023	Sep 30, 2022
In millions
Net income (GAAP)	$755	$3,993
+ Provision for income taxes	253	1,232
Income before income taxes	$1,008	$5,225
- Interest income	186	105
+ Interest expense and amortization of debt discount	549	487
- Significant items ¹	(848)	(382)
Operating EBIT (non-GAAP)	$2,219	$5,989
+ Depreciation and amortization	1,954	2,014
Operating EBITDA (non-GAAP)	$4,173	$8,093
Cash provided by operating activities - continuing operations (GAAP)	$3,536	$5,408
Cash Flow Conversion (Operating EBITDA to cash flow from operations) (non-GAAP)	84.7%	66.8%
1.The nine months ended September 30, 2023 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, certain gains and losses associated with previously impaired equity investments, a loss associated with legacy agricultural products groundwater contamination matters and activity related to the separation from DowDuPont. The nine months ended September 30, 2022 includes costs associated with implementing the Company's Digital Acceleration program and 2020 Restructuring Program, asset related charges due to the Russia and Ukraine conflict, a loss on early extinguishment of debt and activity related to the separation from DowDuPont. See Note 16 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at September 30, 2023. Cash and committed and available forms of liquidity were $12.9 billion at September 30, 2023. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at September 30, 2023. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater, or less than, the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to September 30, 2023.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At September 30, 2023, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. At September 30, 2023, TDCC had total uncommitted credit facilities of $960 million available.

Committed Accounts Receivable Facilities
In addition to the above committed credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the third quarter of 2023, there were no material sales of receivables under the U.S. and Europe committed accounts receivable facilities (no material sales of receivables in the first nine months of 2023).

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. The Company had no outstanding monetization of its existing COLI policies' surrender value at September 30, 2023.

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

Total Debt	Dow Inc.		TDCC
	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
In millions
Notes payable	$223	$362	$223	$362
Long-term debt due within one year	110	362	110	362
Long-term debt	14,592	14,698	14,592	14,698
Gross debt	$14,925	$15,422	$14,925	$15,422
- Cash and cash equivalents	3,080	3,886	3,080	3,886
- Marketable securities [1]	914	939	914	939
Net debt	$10,931	$10,597	$10,931	$10,597
Total equity	$20,080	$21,247	$20,278	$21,489
Gross debt as a percent of total capitalization	42.6%	42.1%	42.4%	41.8%
Net debt as a percent of total capitalization	35.2%	33.3%	35.0%	33.0%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.40 to 1.00 at September 30, 2023. Management believes TDCC was in compliance with all of its covenants and default provisions at September 30, 2023. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2022 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first nine months of 2023.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At September 30, 2023, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

On June 15, 2023, Fitch Ratings affirmed TDCC’s BBB+ long-term credit rating and announced a short-term credit rating upgrade to F1 from F2, and also revised its long-term outlook from positive to stable. On August 22, 2023, Standard and Poor's affirmed TDCC's BBB and A-2 rating, and revised its outlook from positive to stable. These credit agencies' decisions were made as part of their annual review process and reflect the Company's supportive financial policies and strong operating performance.

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

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 9, 2023	February 28, 2023	March 10, 2023	$0.70
April 13, 2023	May 31, 2023	June 9, 2023	$0.70
August 9, 2023	August 31, 2023	September 8, 2023	$0.70
October 12, 2023	November 30, 2023	December 8, 2023	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Dow Inc. Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended September 30, 2023, TDCC declared and paid a dividend to Dow Inc. of $630 million ($2,008 million for the nine months ended September 30, 2023). At September 30, 2023, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $125 million of its common stock in the third quarter of 2023 ($500 million in the first nine months of 2023). At September 30, 2023, approximately $1,550 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares to cover dilution over the cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. In the second quarter of 2023, the Company received a pension asset reversion of approximately $90 million for a portion of the excess funding of one of its plans in Europe. This plan asset reversion is included in "Other assets and liabilities, net" in the consolidated statements of cash flows. The Company expects to pursue certain de-risking opportunities for its pension plans, including annuitization and risk transfer of certain pension liabilities. If executed, the transactions will result in a non-operating and non-cash settlement charge in the range of $500 million to $1 billion in the fourth quarter of 2023. See Note 12 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2022 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2023 Restructuring Program are expected to result in additional cash expenditures of $163 million, primarily through 2024, and consist of severance and related benefit costs. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $280 million, primarily through 2024. Restructuring implementation and efficiency costs totaled $82 million in the third quarter of 2023.

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

Contractual Obligations at Sep 30, 2023	Payments Due In
In millions	2023	2024-2025	2026-2027	2028 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$35	$533	$1,312	$13,083	$14,963
Expected cash requirements for interest [2]	$346	$1,492	$1,302	$8,684	$11,824
Purchase obligations [3]	$826	$4,049	$2,332	$3,907	$11,114
1.Excludes unamortized debt discount and issuance costs of $261 million. Includes finance lease obligations of $749 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2023, and includes $145 million of various floating rate notes.
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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2023	2022
Claims unresolved at Jan 1	6,873	8,747
Claims filed	3,097	3,662
Claims settled, dismissed or otherwise resolved	(3,428)	(5,823)
Claims unresolved at Sep 30	6,542	6,586
Claimants with claims against both Union Carbide and Amchem	(1,452)	(1,502)
Individual claimants at Sep 30	5,090	5,084

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first nine months of 2023. For a current status of this matter, see Note 8 to the Consolidated Financial Statements.

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

On September 15, 2023, the U.S. Environmental Protection Agency (“EPA”) approved an administrative Consent Agreement and Final Order (“CAFO”) between the EPA, The Dow Chemical Company and Rohm and Haas Chemicals, LLC resolving alleged violations of the Clean Air Act at the Rohm and Haas Chemicals facility in Kankakee, Illinois, relating to a storage tank at the site. This issue was self-disclosed by the facility to the Illinois Environmental Protection Agency in 2015. Under the CAFO, Dow will pay a civil penalty of $300,000 and implement other corrective measures over the next 12 months.

ITEM 1A. RISK FACTORS
Since December 31, 2022, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2023	73,090	$54.73	73,090	$1,671
August 2023	1,679,126	$54.79	1,679,126	$1,579
September 2023	531,740	$54.54	531,740	$1,550
Third quarter 2023	2,283,956	$54.73	2,283,956	$1,550
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

Date: October 25, 2023

/s/ RONALD C. EDMONDS
Ronald C. Edmonds Controller and Vice President of Controllers and Tax (Authorized Signatory and Principal Accounting Officer)