Form 10-Q
period 2024-03-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2024-04-26
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Dow Inc. had 703,205,830 shares of common stock, $0.01 par value, outstanding at March 31, 2024. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2024, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2024

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

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These are not the only risks and uncertainties that Dow faces. There may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on Dow’s business. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2024	Mar 31, 2023
Net sales	$10,765	$11,851
Cost of sales	9,488	10,629
Research and development expenses	204	214
Selling, general and administrative expenses	442	428
Amortization of intangibles	81	81
Restructuring and asset related charges - net	45	541
Equity in earnings (losses) of nonconsolidated affiliates	17	(48)
Sundry income (expense) - net	61	79
Interest income	65	76
Interest expense and amortization of debt discount	199	185
Income (loss) before income taxes	449	(120)
Credit for income taxes	(89)	(47)
Net income (loss)	538	(73)
Net income attributable to noncontrolling interests	22	20
Net income (loss) available for Dow Inc. common stockholders	$516	$(93)

Per common share data:
Earnings (loss) per common share - basic	$0.73	$(0.13)
Earnings (loss) per common share - diluted	$0.73	$(0.13)

Weighted-average common shares outstanding - basic	704.5	708.2
Weighted-average common shares outstanding - diluted	705.5	708.2

Depreciation	$481	$475
Capital expenditures	$714	$440
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Net income (loss)	$538	$(73)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(6)	31
Cumulative translation adjustments	(122)	101
Pension and other postretirement benefit plans	17	6
Derivative instruments	(22)	(64)
Total other comprehensive income (loss)	(133)	74
Comprehensive income	405	1
Comprehensive income attributable to noncontrolling interests, net of tax	22	20
Comprehensive income (loss) attributable to Dow Inc.	$383	$(19)
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,723	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $71; 2023: $81)	5,212	4,718
Other	1,857	1,896
Inventories	6,373	6,076
Other current assets	1,283	1,937
Total current assets	18,448	17,614
Investments
Investment in nonconsolidated affiliates	1,240	1,267
Other investments (investments carried at fair value - 2024: $2,030; 2023: $1,877)	2,831	2,740
Noncurrent receivables	382	438
Total investments	4,453	4,445
Property
Property	60,662	60,203
Less: Accumulated depreciation	39,401	39,137
Net property	21,261	21,066
Other Assets
Goodwill	8,590	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,445; 2023: $5,374)	1,967	2,072
Operating lease right-of-use assets	1,364	1,320
Deferred income tax assets	1,402	1,486
Deferred charges and other assets	1,332	1,323
Total other assets	14,655	14,842
Total Assets	$58,817	$57,967
Liabilities and Equity
Current Liabilities
Notes payable	$55	$62
Long-term debt due within one year	118	117
Accounts payable:
Trade	4,940	4,529
Other	1,847	1,797
Operating lease liabilities - current	324	329
Income taxes payable	448	419
Accrued and other current liabilities	2,517	2,704
Total current liabilities	10,249	9,957
Long-Term Debt	16,170	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	383	399
Pension and other postretirement benefits - noncurrent	4,800	4,932
Asbestos-related liabilities - noncurrent	761	788
Operating lease liabilities - noncurrent	1,071	1,032
Other noncurrent obligations	6,466	6,844
Total other noncurrent liabilities	13,481	13,995
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2024: 781,810,357 shares; 2023: 778,595,514 shares)	8	8
Additional paid-in capital	8,942	8,880
Retained earnings	21,796	21,774
Accumulated other comprehensive loss	(7,814)	(7,681)
Treasury stock at cost (2024: 78,604,527 shares; 2023: 76,302,081 shares)	(4,507)	(4,374)
Dow Inc.’s stockholders’ equity	18,425	18,607
Noncontrolling interests	492	501
Total equity	18,917	19,108
Total Liabilities and Equity	$58,817	$57,967
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Operating Activities
Net income (loss)	$538	$(73)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	720	648
Provision (credit) for deferred income tax	7	(418)
Earnings of nonconsolidated affiliates less than dividends received	75	102
Net periodic pension benefit credit	(48)	(23)
Pension contributions	(34)	(41)
Net gain on sales of assets, businesses and investments	(11)	(49)
Restructuring and asset related charges - net	45	541
Other net loss	92	347
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(600)	(68)
Inventories	(297)	163
Accounts payable	398	(631)
Other assets and liabilities, net	(425)	33
Cash provided by operating activities - continuing operations	460	531
Cash provided by operating activities - discontinued operations	4	4
Cash provided by operating activities	464	535
Investing Activities
Capital expenditures	(714)	(440)
Investment in gas field developments	(52)	(55)
Purchases of previously leased assets	—	(2)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	2	57
Acquisitions of property and businesses, net of cash acquired	—	(23)
Investments in and loans to nonconsolidated affiliates	(2)	—
Distributions and loan repayments from nonconsolidated affiliates	—	1
Purchases of investments	(679)	(165)
Proceeds from sales and maturities of investments	1,173	512
Other investing activities, net	1	(35)
Cash used for investing activities	(271)	(150)
Financing Activities
Changes in short-term notes payable	(20)	(91)
Proceeds from issuance of short-term debt greater than three months	7	—
Proceeds from issuance of long-term debt	1,381	13
Payments on long-term debt	(93)	(156)
Collections on securitization programs	4	—
Purchases of treasury stock	(200)	(125)
Proceeds from issuance of stock	42	55
Transaction financing, debt issuance and other costs	(11)	—
Employee taxes paid for share-based payment arrangements	(37)	(41)
Distributions to noncontrolling interests	(14)	(13)
Dividends paid to stockholders	(493)	(496)
Cash provided by (used for) financing activities	566	(854)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(41)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	705	(510)
Cash, cash equivalents and restricted cash at beginning of period	3,048	3,940
Cash, cash equivalents and restricted cash at end of period	$3,753	$3,430
Less: Restricted cash and cash equivalents, included in "Other current assets"	30	111
Cash and cash equivalents at end of period	$3,723	$3,319
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2024	Mar 31, 2023
Common Stock
Balance at beginning and end of period	$8	$8
Additional Paid-in Capital
Balance at beginning of period	8,880	8,540
Common stock issued/sold	42	55
Stock-based compensation	87	56
Treasury stock issuances - compensation and benefit plans	(67)	(44)
Balance at end of period	8,942	8,607
Retained Earnings
Balance at beginning of period	21,774	23,180
Net income (loss) available for Dow Inc. common stockholders	516	(93)
Dividends to stockholders	(493)	(496)
Common control transaction	10	—
Other	(11)	(7)
Balance at end of period	21,796	22,584
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,681)	(7,139)
Other comprehensive income (loss)	(133)	74
Balance at end of period	(7,814)	(7,065)
Treasury Stock
Balance at beginning of period	(4,374)	(3,871)
Treasury stock purchases	(200)	(126)
Treasury stock issuances - compensation and benefit plans	67	44
Balance at end of period	(4,507)	(3,953)
Dow Inc.'s stockholders' equity	18,425	20,181
Noncontrolling Interests	492	534
Total Equity	$18,917	$20,715

Dividends declared per share of common stock	$0.70	$0.70
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Net sales	$10,765	$11,851
Cost of sales	9,487	10,628
Research and development expenses	204	214
Selling, general and administrative expenses	442	428
Amortization of intangibles	81	81
Restructuring and asset related charges - net	45	541
Equity in earnings (losses) of nonconsolidated affiliates	17	(48)
Sundry income (expense) - net	61	69
Interest income	69	78
Interest expense and amortization of debt discount	199	185
Income (loss) before income taxes	454	(127)
Credit for income taxes	(89)	(47)
Net income (loss)	543	(80)
Net income attributable to noncontrolling interests	22	20
Net income (loss) available for The Dow Chemical Company common stockholder	$521	$(100)

Depreciation	$481	$475
Capital expenditures	$714	$440
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Net income (loss)	$543	$(80)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(6)	31
Cumulative translation adjustments	(122)	101
Pension and other postretirement benefit plans	17	6
Derivative instruments	(22)	(64)
Total other comprehensive income (loss)	(133)	74
Comprehensive income (loss)	410	(6)
Comprehensive income attributable to noncontrolling interests, net of tax	22	20
Comprehensive income (loss) attributable to The Dow Chemical Company	$388	$(26)
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,723	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $71; 2023: $81)	5,212	4,718
Other	1,868	1,997
Inventories	6,373	6,076
Other current assets	1,249	1,898
Total current assets	18,425	17,676
Investments
Investment in nonconsolidated affiliates	1,240	1,267
Other investments (investments carried at fair value - 2024: $2,030; 2023: $1,877)	2,831	2,740
Noncurrent receivables	371	424
Total investments	4,442	4,431
Property
Property	60,662	60,203
Less accumulated depreciation	39,401	39,137
Net property	21,261	21,066
Other Assets
Goodwill	8,590	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,445; 2023: $5,374)	1,967	2,072
Operating lease right-of-use assets	1,364	1,320
Deferred income tax assets	1,402	1,486
Deferred charges and other assets	1,332	1,323
Total other assets	14,655	14,842
Total Assets	$58,783	$58,015
Liabilities and Equity
Current Liabilities
Notes payable	$59	$62
Long-term debt due within one year	118	117
Accounts payable:
Trade	4,940	4,529
Other	1,877	1,818
Operating lease liabilities - current	324	329
Income taxes payable	448	419
Accrued and other current liabilities	2,394	2,575
Total current liabilities	10,160	9,849
Long-Term Debt	16,170	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	383	399
Pension and other postretirement benefits - noncurrent	4,800	4,932
Asbestos-related liabilities - noncurrent	761	788
Operating lease liabilities - noncurrent	1,071	1,032
Other noncurrent obligations	6,326	6,702
Total other noncurrent liabilities	13,341	13,853
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	9,220	9,091
Retained earnings	17,214	17,495
Accumulated other comprehensive loss	(7,814)	(7,681)
The Dow Chemical Company’s stockholder's equity	18,620	18,905
Noncontrolling interests	492	501
Total equity	19,112	19,406
Total Liabilities and Equity	$58,783	$58,015
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
Operating Activities
Net income (loss)	$543	$(80)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	720	648
Provision (credit) for deferred income tax	7	(418)
Earnings of nonconsolidated affiliates less than dividends received	75	102
Net periodic pension benefit credit	(48)	(23)
Pension contributions	(34)	(41)
Net gain on sales of assets, businesses and investments	(11)	(49)
Restructuring and asset related charges - net	45	541
Other net loss	92	348
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(600)	(68)
Inventories	(297)	163
Accounts payable	398	(631)
Other assets and liabilities, net	(421)	42
Cash provided by operating activities	469	534
Investing Activities
Capital expenditures	(714)	(440)
Investment in gas field developments	(52)	(55)
Purchases of previously leased assets	—	(2)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	2	57
Acquisitions of property and businesses, net of cash acquired	—	(23)
Investments in and loans to nonconsolidated affiliates	(2)	—
Distributions and loan repayments from nonconsolidated affiliates	—	1
Purchases of investments	(679)	(165)
Proceeds from sales and maturities of investments	1,173	512
Other investing activities, net	1	(35)
Cash used for investing activities	(271)	(150)
Financing Activities
Changes in short-term notes payable	(20)	(91)
Proceeds from issuance of short-term debt greater than three months	7	—
Proceeds from issuance of long-term debt	1,381	13
Payments on long-term debt	(93)	(156)
Collections on securitization programs	4	—
Proceeds from issuance of stock	42	55
Transaction financing, debt issuance and other costs	(11)	—
Employee taxes paid for share-based payment arrangements	(37)	(41)
Distributions to noncontrolling interests	(14)	(13)
Dividends paid to Dow Inc.	(698)	(620)
Cash provided by (used for) financing activities	561	(853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(41)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	705	(510)
Cash, cash equivalents and restricted cash at beginning of period	3,048	3,940
Cash, cash equivalents and restricted cash at end of period	$3,753	$3,430
Less: Restricted cash and cash equivalents, included in "Other current assets"	30	111
Cash and cash equivalents at end of period	$3,723	$3,319
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2024	Mar 31, 2023
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	9,091	8,627
Issuance of parent company stock - Dow Inc.	42	55
Stock-based compensation	87	56
Balance at end of period	9,220	8,738
Retained Earnings
Balance at beginning of period	17,495	19,472
Net income (loss) available for The Dow Chemical Company common stockholder	521	(100)
Dividends to Dow Inc.	(791)	(620)
Other	(11)	(6)
Balance at end of period	17,214	18,746
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,681)	(7,139)
Other comprehensive income (loss)	(133)	74
Balance at end of period	(7,814)	(7,065)
The Dow Chemical Company's stockholder's equity	18,620	20,419
Noncontrolling Interests	492	534
Total Equity	$19,112	$20,953
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries ("TDCC" and together with Dow Inc., "Dow" or the "Company"). The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 10-K").

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
On January 1, 2024, the Company adopted the amendments in Accounting Standards Update ("ASU") 2023-02, "Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" and elected to account for certain tax equity investments using the proportional amortization method, as provided by the ASU. Under the proportional amortization method, an entity amortizes the initial cost of tax equity investments in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

Accounting Guidance Issued But Not Adopted at March 31, 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

SEC Final Rules Not Adopted at March 31, 2024
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks; activities to mitigate or adapt to such risks; information about the board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Registrants are also required to disclose the financial statement effects of severe weather events and other natural conditions in the notes to the financial statements. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, when material. The final rules include a phased-in compliance period for all registrants. As a large accelerated filer, most disclosure requirements are effective for the Company beginning with the year ending December 31, 2025. GHG emissions disclosures are required for the year ending December 31, 2026. The Company will also be required to obtain limited assurance on its Scope 1 and Scope 2 GHG emissions disclosures beginning with the year ending December 31, 2029, with reasonable assurance required beginning with the year ending December 31, 2033. In April 2024, the SEC informed the U.S. Court of Appeals for the Eighth Circuit ("Court") that it would voluntarily stay the final rules until various legal challenges are resolved by the Court. The Company is currently evaluating the impact of the final rules on its consolidated financial statements and annual disclosures.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent for the three months ended March 31, 2024 (99 percent for the three months ended March 31, 2023). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2024, the Company had unfulfilled performance obligations of $743 million ($744 million at December 31, 2023) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next six years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Hydrocarbons & Energy	$1,467	$1,874
Packaging and Specialty Plastics	3,963	4,240
Packaging & Specialty Plastics	$5,430	$6,114
Industrial Solutions	$1,028	$1,139
Polyurethanes & Construction Chemicals	1,977	2,234
Other	3	5
Industrial Intermediates & Infrastructure	$3,008	$3,378
Coatings & Performance Monomers	$885	$858
Consumer Solutions	1,267	1,418
Performance Materials & Coatings	$2,152	$2,276
Corporate	$175	$83
Total	$10,765	$11,851

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
U.S. & Canada	$4,130	$4,450
EMEAI [1]	3,484	4,053
Asia Pacific	1,921	2,047
Latin America	1,230	1,301
Total	$10,765	$11,851
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

Revenue recognized in the first three months of 2024 from amounts included in contract liabilities at the beginning of the period was approximately $40 million (approximately $40 million in the first three months of 2023). In the first three months of 2024, no contract assets were reclassified to receivables as a result of the right to the transaction consideration becoming unconditional (approximately $30 million in the first three months of 2023).

The following table summarizes contract assets and liabilities at March 31, 2024 and December 31, 2023:

Contract Assets and Liabilities	Balance Sheet Classification	Mar 31, 2024	Dec 31, 2023
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,212	$4,718
Contract assets - current	Other current assets	$13	$13
Contract assets - noncurrent	Deferred charges and other assets	$4	$4
Contract liabilities - current	Accrued and other current liabilities	$210	$195
Contract liabilities - noncurrent	Other noncurrent obligations	$1,600	$1,642

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. For additional information on the Company's restructuring programs, see Note 4 to the Consolidated Financial Statements included in the 2023 10-K.

2023 Restructuring Program
On January 25, 2023, the Dow Inc. Board of Directors ("Board") approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. These actions are expected to be substantially complete by the end of 2024. In the first quarter of 2024, the Company recorded additional pretax restructuring charges of $8 million for asset write-downs and write-offs related to the shutdown of certain polyurethanes assets within the Industrial Intermediates & Infrastructure segment. The impacted facilities are expected to be shutdown by the end of 2025.

The following table summarizes the activities related to the 2023 Restructuring Program, including segment information:

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
In millions
Packaging & Specialty Plastics	$—	$1	$1
Industrial Intermediates & Infrastructure	—	40	40
Performance Materials & Coatings	—	49	49
Corporate	344	107	451
Total restructuring charges	$344	$197	$541
Charges against the reserve	—	(197)	(197)
Cash payments	(11)	—	(11)
Reserve balance at Mar 31, 2023	$333	$—	$333
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(60)	—	(60)
Reserve balance at Jun 30, 2023	$273	$—	$273
Cash payments	(110)	—	(110)
Reserve balance at Sep 30, 2023	$163	$—	$163
Industrial Intermediates & Infrastructure	$—	$2	$2
Corporate	—	(16)	(16)
Total restructuring charges	$—	$(14)	$(14)
Charges against the reserve	—	14	14
Cash payments	(41)	—	(41)
Reserve balance at Dec 31, 2023	$122	$—	$122
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(48)	—	(48)
Reserve balance at Mar 31, 2024	$74	$—	$74

At March 31, 2024, $70 million of the reserve balance was included in "Accrued and other current liabilities" ($101 million at December 31, 2023) and $4 million was included in "Other noncurrent obligations" ($21 million at December 31, 2023) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $543 million inception-to-date under the 2023 Restructuring Program, consisting of severance and related benefit costs of $344 million and asset write-downs and write-offs of $199 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $255 million, primarily through the end of 2024. Restructuring implementation and efficiency costs totaled $46 million in the first quarter of 2024.

Asset Related Charges
In the first quarter of 2024, the Company recognized pretax impairment charges of $37 million related primarily to write-downs of certain manufacturing assets in the U.S. & Canada and EMEAI. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. See Note 18 for additional information.

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Non-operating pension and other postretirement benefit plan net credits [1]	$61	$96
Foreign exchange losses [2]	(23)	(102)
Gain on sales of other assets and investments [3]	9	65
Asset impairments and related costs [4]	—	(18)
Indemnification and other transaction related costs [5]	—	9
Other - net	14	29
Total sundry income (expense) – net	$61	$79
1.See Note 15 for additional information.
2.Foreign exchange losses for the three months ended March 31, 2024 relate primarily to exposures in the Egyptian pound and Argentine peso. Foreign exchange losses for the three months ended March 31, 2023 relate primarily to exposures in the Argentine peso.
3.The three months ended March 31, 2023 includes gains associated with the sale of shares of a previously impaired equity method investment.
4.Certain obligations associated with a previously impaired equity method investment.
5.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution.

Sundry income (expense) - net for TDCC for the three months ended March 31, 2024 and 2023 is substantially the same as that of Dow Inc., with the primary difference related to indemnification and other transaction related costs recorded on Dow Inc. Therefore, TDCC sundry income (expense) - net is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies ("COLI"), which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Mar 31, 2024	Dec 31, 2023
In millions
Gross cash value	$638	$623
Less: Existing drawdowns [1]	198	97
Less: Accrued interest on drawdowns [2]	2	—
Investments in company-owned life insurance [3]	$438	$526
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At March 31, 2024, outstanding obligations confirmed as valid under the SCF program were $291 million ($285 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 6 – INCOME TAXES
As the financial statements for Dow Inc. and TDCC are substantially similar, including the credit for income taxes, the following income tax discussion does not include reference to TDCC's credit for income taxes or its effective tax rate.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the first quarter of 2024, the Company reported a credit for income taxes of $89 million, resulting in an effective tax rate of negative 19.8 percent. In the first quarter of 2023, the Company reported a credit for income taxes of $47 million, resulting in an effective tax rate of 39.2  percent. The credit for income taxes for the first quarter of 2024 was primarily due to a reassessment of interest and penalties related to a tax matter in a foreign jurisdiction, for which the Company recorded a tax credit of $194 million. The credit for income taxes in 2023 was primarily due to a pretax loss in 2023 and benefits related to deferred tax assets in a foreign jurisdiction, partially offset by a remeasurement of uncertain tax positions.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three months ended March 31, 2024 and 2023. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Net income (loss)	$538	$(73)
Net income attributable to noncontrolling interests	22	20
Net income attributable to participating securities [1]	3	3
Net income (loss) attributable to common stockholders	$513	$(96)

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended
Dollars per share	Mar 31, 2024	Mar 31, 2023
Earnings (loss) per common share - basic	$0.73	$(0.13)
Earnings (loss) per common share - diluted	$0.73	$(0.13)

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2024	Mar 31, 2023
Weighted-average common shares outstanding - basic	704.5	708.2
Plus dilutive effect of equity compensation plans [2]	1.0	—
Weighted-average common shares outstanding - diluted	705.5	708.2
Stock units excluded from EPS calculations [3]	8.8	22.1
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.
2.The three months ended March 31, 2023 reflect a net loss and, as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
3.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2024	Dec 31, 2023
In millions
Finished goods	$3,741	$3,413
Work in process	1,318	1,234
Raw materials	767	746
Supplies	983	992
Total	$6,809	$6,385
Adjustment of inventories to the LIFO basis	(436)	(309)
Total inventories	$6,373	$6,076

NOTE 9 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe (collectively, "the Programs"), which are set to expire in November 2025. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. In the first quarter of 2024, the Company sold $279 million of receivables under the Programs (no sales of receivables in the first three months of 2023). Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. At March 31, 2024, the Company had $273 million outstanding ($79 million outstanding at December 31, 2023). Losses on transfers of receivables were insignificant in the first quarter of 2024. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 11 for additional information related to guarantees.

Beginning in the fourth quarter of 2023, the Company has access to an accounts receivable discounting facility that covers receivables generated from sales in EMEAI. Beginning in the first quarter of 2024, the Company has access to a similar accounts receivable discounting facility that covers receivables generated from sales in Asia Pacific. Under the terms of these discounting facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. In the first quarter of 2024, the Company sold $148 million of receivables under these facilities (no sales of receivables in the first three months of 2023). Under the terms of the discounting facilities, the Company continues to service the receivables from the customer and had $148 million outstanding at March 31, 2024 ($91 million outstanding at December 31, 2023). Losses on transfers of receivables were insignificant in the first quarter of 2024.

NOTE 10 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Mar 31, 2024	Dec 31, 2023
In millions
Notes payable to banks and other lenders	$55	$62
Period-end average interest rates	34.55%	33.84%

Long-Term Debt	2024 Average Rate	Mar 31, 2024	2023 Average Rate	Dec 31, 2023
In millions
Promissory notes and debentures:
Final maturity 2025	5.63%	$333	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029	7.58%	1,367	7.58%	1,367
Final maturity 2030 and thereafter [1]	5.10%	10,103	5.07%	8,861
Other facilities:
Foreign currency notes and loans, various rates and maturities	3.89%	2,645	1.18%	2,653
InterNotes®, varying maturities through 2054	4.14%	595	4.12%	595
Finance lease obligations [2]		908		873
Unamortized debt discount and issuance costs		(263)		(258)
Long-term debt due within one year [3]		(118)		(117)
Long-term debt		$16,170		$14,907
1.Cost includes net fair value hedge adjustment gains of $42 million at March 31, 2024 ($49 million at December 31, 2023). See Note 17 for additional information.
2.See Note 12 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Mar 31, 2024
In millions
2024	$92
2025	$520
2026	$121
2027	$1,240
2028	$688
2029	$1,438

2024 Activity
In the first quarter of 2024, the Company issued $1.25 billion of senior unsecured notes. The offering included $600 million aggregate principal amount of 5.15 percent notes due 2034 and $650 million aggregate principal amount of 5.60 percent notes due 2054. The issuance was completed under the Company's Green Finance Framework. The Company will distribute the proceeds toward projects that support the execution of its sustainability strategy and achieve its targets focused on climate protection and a circular economy, including applicable expenditures and investments related to the Company's Fort Saskatchewan Path2Zero project.

In the first quarter of 2024, the Company issued an aggregate principal amount of $9 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $63 million of long-term debt.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2024
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2024. For additional information on the Company's debt covenants and default provisions, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 14 to the Consolidated Financial Statements included in the 2023 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2024, the Company had accrued obligations of $1,170 million for probable environmental remediation and restoration costs ($1,180 million at December 31, 2023), including $243 million for the remediation of Superfund sites ($241 million at December 31, 2023). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2024 activity, it was determined that no adjustment to the accrual was required at March 31, 2024.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $844 million at March 31, 2024 ($867 million at December 31, 2023). At March 31, 2024, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

Groundwater Contamination
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Legacy Liabilities"). The costs associated with these Legacy Liabilities were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of the Legacy Liabilities now deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. As a result, the Company recorded a pretax charge of $177 million, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. At March 31, 2024, the total liability related to such alleged Legacy Liabilities settlements was $162 million ($232 million at December 31, 2023), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and it has determined that the Company's exposure to liability, if any, is not probable or estimable at March 31, 2024.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $41 million at March 31, 2024 ($100 million at December 31, 2023) related to the 2016 ownership restructure of Dow Silicones, which were included in "Other current assets" and "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars), for which the Company received payment in October 2019 and March 2020. At March 31, 2024, $201 million ($201 million at December 31, 2023) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Mar 31, 2024			Dec 31, 2023
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments [1]	Recorded Liability
Guarantees	2038	$1,643	$191	2038	$1,385	$196
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $334 million at March 31, 2024 ($298 million at December 31, 2023). The Company does not expect to be required to perform under the guarantees.

Guarantees arise during the ordinary course of business from relationships with customers, accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than 1 year to 14 years. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is $405 million at March 31, 2024 ($150 million at December 31, 2023). The Company expects receivable collections and remittances to occur within the next six months.

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

NOTE 12 - LEASES
For additional information on the Company's leases, see Note 15 to the Consolidated Financial Statements included in the 2023 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2024 and 2023 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Operating lease cost	$107	$98
Finance lease cost
Amortization of right-of-use assets - finance	$27	$26
Interest on lease liabilities - finance	10	8
Total finance lease cost	$37	$34
Short-term lease cost	74	66
Variable lease cost	258	181
Sublease income	(2)	(2)
Total lease cost	$474	$377

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$116	$105
Operating cash flows for finance leases	$10	$8
Financing cash flows for finance leases	$30	$28
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$100	$99
Finance leases	$70	$6

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Unrealized Gains (Losses) on Investments
Beginning balance	$(253)	$(253)
Unrealized gains (losses) on investments	15	30
Tax (expense) benefit	(18)	—
Net unrealized gains (losses) on investments	(3)	30
(Gains) losses reclassified from AOCL to net income [1]	(4)	1
Tax expense (benefit) [2]	1	—
Net (gains) losses reclassified from AOCL to net income	(3)	1
Other comprehensive income (loss), net of tax	(6)	31
Ending balance	$(259)	$(222)
Cumulative Translation Adjustment
Beginning balance	$(1,891)	$(1,934)
Gains (losses) on foreign currency translation	(116)	84
Tax (expense) benefit	(3)	2
Net gains (losses) on foreign currency translation	(119)	86
(Gains) losses reclassified from AOCL to net income [3]	(3)	15
Other comprehensive income (loss), net of tax	(122)	101
Ending balance	$(2,013)	$(1,833)
Pension and Other Postretirement Benefits
Beginning balance	$(5,486)	$(4,877)
Gains (losses) arising during the period	(1)	2
Amortization of net loss and prior service credits reclassified from AOCL to net income [4]	22	3
Tax expense (benefit) [2]	(4)	1
Net loss and prior service credits reclassified from AOCL to net income	18	4
Other comprehensive income (loss), net of tax	17	6
Ending balance	$(5,469)	$(4,871)
Derivative Instruments
Beginning balance	$(51)	$(75)
Gains (losses) on derivative instruments	(33)	(183)
Tax (expense) benefit	3	33
Net gains (losses) on derivative instruments	(30)	(150)
(Gains) losses reclassified from AOCL to net income [5]	10	109
Tax expense (benefit) [2]	(2)	(23)
Net (gains) losses reclassified from AOCL to net income	8	86
Other comprehensive income (loss), net of tax	(22)	(64)
Ending balance	$(73)	$(139)
Total AOCL ending balance	$(7,814)	$(7,065)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Credit for income taxes."
3.Reclassified to "Sundry income (expense) - net."
4.These AOCL components are included in the computation of net periodic benefit cost (credit) of the Company's defined benefit pension and other postretirement benefit plans. See Note 15 for additional information.
5.Reclassified to "Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 14 – NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2024 and 2023:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Balance at beginning of period	$501	$529
Net income attributable to noncontrolling interests	22	20
Distributions to noncontrolling interests	(14)	(13)
Cumulative translation adjustments	(16)	(3)
Other	(1)	1
Balance at end of period	$492	$534

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 18 to the Consolidated Financial Statements included in the 2023 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Defined Benefit Pension Plans
Service cost	$14	$70
Interest cost	252	279
Expected return on plan assets	(346)	(389)
Amortization of prior service credit	(3)	(7)
Amortization of net loss	35	24
Net periodic benefit credit	$(48)	$(23)

Other Postretirement Benefit Plans
Service cost	$1	$1
Interest cost	11	11
Amortization of net gain	(10)	(14)
Net periodic benefit cost (credit)	$2	$(2)

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 16 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 19 to the Consolidated Financial Statements included in the 2023 10-K.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan, as amended. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

In the first quarter of 2024, Dow Inc. granted the following stock-based compensation awards to employees:
•1.3 million stock options with a weighted-average exercise price of $55.17 per share and a weighted-average fair value of $10.94 per share;
•2.0 million restricted stock units with a weighted-average fair value of $55.18 per share; and
•1.4 million performance stock units with a weighted-average fair value of $58.42 per share.

Employee Stock Purchase Plan
The Dow Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP") was adopted by the Dow Inc. Board on February 11, 2021, and approved by stockholders at the Company's annual meeting on April 15, 2021. Under the 2024 annual offering of the 2021 ESPP, most employees will be eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased is determined using the amount contributed by the employee divided by the plan price. The plan price of the stock is equal to 85 percent of the fair market value (closing price) of the common stock at April 1, 2024 (beginning) or October 4, 2024 (ending) of the offering period, whichever is lower.

In the first quarter of 2024, employees subscribed to the right to purchase approximately 2.5 million shares under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2024. The shares will be delivered to employees in the fourth quarter of 2024.

NOTE 17 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 20 to the Consolidated Financial Statements included in the 2023 10-K.

Refer to Note 18 for a summary of the fair value of financial instruments at March 31, 2024 and December 31, 2023.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the three months ended March 31, 2024 and 2023:

Investing Results	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Proceeds from sales of available-for-sale securities	$721	$146
Gross realized gains	$9	$8
Gross realized losses	$(5)	$(9)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2024	Cost	Fair Value
In millions
Within one year	$69	$65
One to five years	1,233	1,132
Six to ten years	441	405
After ten years	505	414
Total	$2,248	$2,016

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2024. There were no unrealized gains or losses recognized in earnings on equity securities for the three months ended March 31, 2024 ($8 million of net unrealized gains for the three months ended March 31, 2023).

Investments in Equity Securities	Mar 31, 2024	Dec 31, 2023
In millions
Readily determinable fair value	$14	$17
Not readily determinable fair value	$169	$171

Derivative Instruments
The notional amounts of the Company's derivative instruments at March 31, 2024 and December 31, 2023 were as follows:

Notional Amounts [1]	Mar 31, 2024	Dec 31, 2023
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$3,000	$3,000
Foreign currency contracts	$5,190	$2,316
Derivatives not designated as hedging instruments:
Interest rate contracts	$38	$59
Foreign currency contracts	$12,645	$5,824
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at March 31, 2024 and December 31, 2023 were as follows:

Commodity Notionals [1]	Mar 31, 2024	Dec 31, 2023	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	1.8	3.7	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.8	1.4	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2025
Foreign currency contracts	2026
Commodity contracts	2026

The following table provides the fair value and balance sheet classification of derivative instruments at March 31, 2024 and December 31, 2023:

Fair Value of Derivative Instruments	Mar 31, 2024			Dec 31, 2023
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$47	$(47)	$—	$73	$(73)	$—
Interest rate contracts [4]	—	—	—	59	(56)	3
Foreign currency contracts [3]	39	(19)	20	21	(5)	16
Foreign currency contracts [4]	—	—	—	5	—	5
Commodity contracts [3]	24	(9)	15	27	(21)	6
Commodity contracts [4]	3	(1)	2	2	(1)	1
Total	$113	$(76)	$37	$187	$(156)	$31
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$1	$(1)	$—	$4	$(3)	$1
Foreign currency contracts [3]	21	(9)	12	33	(16)	17
Commodity contracts [3]	23	(8)	15	33	(28)	5
Commodity contracts [4]	3	—	3	—	—	—
Total	$48	$(18)	$30	$70	$(47)	$23
Total asset derivatives	$161	$(94)	$67	$257	$(203)	$54
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$123	$(47)	$76	$95	$(73)	$22
Interest rate contracts [6]	—	—	—	56	(56)	—
Foreign currency contracts [5]	26	(19)	7	8	(5)	3
Foreign currency contracts [6]	12	—	12	—	—	—
Commodity contracts [5]	10	(9)	1	34	(22)	12
Commodity contracts [6]	1	(1)	—	2	(1)	1
Total	$172	$(76)	$96	$195	$(157)	$38
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$1	$(1)	$—	$3	$(3)	$—
Foreign currency contracts [5]	13	(9)	4	38	(16)	22
Commodity contracts [5]	25	(10)	15	34	(28)	6
Total	$39	$(20)	$19	$75	$(47)	$28
Total liability derivatives	$211	$(96)	$115	$270	$(204)	$66
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $21 million at March 31, 2024 ($22 million at December 31, 2023). There was zero cash collateral posted by counterparties with the Company at March 31, 2024 and December 31, 2023.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]		Gain (loss) recognized in income [2]
	Three Months Ended		Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023	Mar 31, 2024	Mar 31, 2023
Derivatives designated as hedging instruments:
Fair value hedges:
Excluded components [3,4]	$(38)	$(1)	$—	$—
Cash flow hedges:
Interest rate contracts [4]	1	5	(2)	(2)
Foreign currency contracts [5]	(13)	—	1	2
Commodity contracts [5]	15	(143)	(8)	(109)
Excluded components [3,5]	(6)	—	(1)	—
Net foreign investment hedges:
Foreign currency contracts	2	(9)	—	—
Excluded components [3,6]	6	3	3	—
Total derivatives designated as hedging instruments	$(33)	$(145)	$(7)	$(109)
Derivatives not designated as hedging instruments:
Interest rate contracts [4]	$—	$—	$—	$—
Foreign currency contracts [6]	—	—	31	35
Commodity contracts [5]	—	—	8	—
Total return swap [5]	—	—	22	(7)
Total derivatives not designated as hedging instruments	$—	$—	$61	$28
Total derivatives	$(33)	$(145)	$54	$(81)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.The excluded components are related to the time value of the derivatives designated as hedges.
4.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
5.Included in "Cost of sales" in the consolidated statements of income.
6.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Mar 31, 2024
In millions
Cash flow hedges:
Interest rate contracts	$(4)
Commodity contracts	$9
Foreign currency contracts	$4
Excluded components	$(5)
Net foreign investment hedges:
Excluded components	$6

NOTE 18 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 21 to the Consolidated Financial Statements included in the 2023 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Mar 31, 2024				Dec 31, 2023
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$789	$—	$—	$789	$485	$—	$—	$485
Money market funds	Level 2	689	—	—	689	663	—	—	663
Marketable securities [2]	Level 2	837	—	(66)	771	1,361	—	(61)	1,300
Nonconsolidated affiliates [3]	Level 3				—				7
Other investments:
Debt securities: [4]
Government debt [5]	Level 2	914	2	(109)	807	766	3	(107)	662
Corporate bonds	Level 1	20	—	(2)	18	24	—	(3)	21
Corporate bonds	Level 2	1,114	16	(102)	1,028	1,148	17	(99)	1,066
Corporate bonds	Level 3	200	—	(37)	163	200	—	(89)	111
Equity securities [4,6]	Level 1	4	10	—	14	5	12	—	17
Derivatives relating to: [7]
Interest rates	Level 2	—	48	—	48	—	136	—	136
Foreign currency	Level 2	—	60	—	60	—	59	—	59
Commodities	Level 1	—	2	—	2	—	2	—	2
Commodities	Level 2	—	51	—	51	—	60	—	60
Total assets at fair value					$4,440				$4,589
Liabilities at fair value:
Long-term debt including debt due within one year [8]	Level 2	$(16,288)	$1,311	$(581)	$(15,558)	$(15,024)	$1,089	$(747)	$(14,682)
Guarantee liability [9]	Level 3				(172)				(178)
Derivatives relating to: [7]
Interest rates	Level 2	—	—	(124)	(124)	—	—	(154)	(154)
Foreign currency	Level 2	—	—	(51)	(51)	—	—	(46)	(46)
Commodities	Level 1	—	—	(3)	(3)	—	—	(2)	(2)
Commodities	Level 2	—	—	(33)	(33)	—	—	(68)	(68)
Total liabilities at fair value					$(15,941)				$(15,130)
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
7.See Note 17 for classification of derivatives in the consolidated balance sheets.
8.Cost includes fair value hedge adjustment gains of $42 million at March 31, 2024 and $49 million at December 31, 2023 on $4,479 million of debt at March 31, 2024 and December 31, 2023.
9.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $85 million in private market securities and $17 million in real estate at March 31, 2024 ($86 million in private market securities and $18 million in real estate at December 31, 2023). There are no redemption restrictions and the unfunded commitments on these investments were $75 million at March 31, 2024 and December 31, 2023.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The level 3 asset values represent the fair value of an investment in a corporate bond, accounted for as a debt security. At December 31, 2023, the level 3 asset values also included an investment in a limited liability company, accounted for as an investment in nonconsolidated affiliates, and with no unfunded commitment.

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

Fair Value Measurements on a Nonrecurring Basis
In the first quarter of 2024, the Company recognized impairment charges of $37 million related primarily to write-downs of certain manufacturing assets in the U.S. & Canada and EMEAI. The assets, classified as Level 3 measurements, were valued at $60 million using unobservable inputs. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics.

In the first quarter of 2024, as part of the 2023 Restructuring Program, the Company recorded impairment charges of $8 million for asset write-downs and write-offs related to the shutdown of certain polyurethanes assets, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

NOTE 19 – SEGMENTS AND GEOGRAPHIC REGIONS
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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Mar 31, 2024
Net sales	$5,430	$3,008	$2,152	$175	$10,765
Equity in earnings (losses) of nonconsolidated affiliates	$25	$(15)	$6	$1	$17
Dow Inc. Operating EBIT [1]	$605	$87	$41	$(59)	$674
Three months ended Mar 31, 2023
Net sales	$6,114	$3,378	$2,276	$83	$11,851
Equity in earnings (losses) of nonconsolidated affiliates	$21	$(73)	$3	$1	$(48)
Dow Inc. Operating EBIT [1]	$642	$123	$35	$(92)	$708
1.Operating EBIT for TDCC for the three months ended March 31, 2024 and 2023 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income (loss)" to Operating EBIT	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Net income (loss)	$538	$(73)
+ Credit for income taxes	(89)	(47)
Income (loss) before income taxes	$449	$(120)
- Interest income	65	76
+ Interest expense and amortization of debt discount	199	185
- Significant items	(91)	(719)
Operating EBIT	$674	$708

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Mar 31, 2024
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(37)	$(8)	$—	$(46)	$(91)
Total	$(37)	$(8)	$—	$(46)	$(91)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. Also includes impairment charges related to the write-down of certain manufacturing assets. See Note 4 for additional information.

Significant Items by Segment	Three Months Ended Mar 31, 2023
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(1)	$(40)	$(67)	$(443)	(551)
Litigation related charges, awards and adjustments [2]	—	(177)	—	—	(177)
Indemnification and other transactions related costs [3]	—	—	—	9	9
Total	$(1)	$(217)	$(67)	$(434)	$(719)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. Also includes certain gains and losses associated with previously impaired equity investments.
2.Includes a loss associated with legacy agricultural products groundwater contamination matters. See Note 11 for additional information.
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

OUTLOOK
In the near-term, demand in key end-markets from packaging and mobility to energy applications, is trending sequentially higher and in-line with the Company's expectations at the start of the year. In addition, the Company's high-value organic growth investments and advantaged portfolio position it well to deliver earnings growth and enhanced shareholder value as the economic recovery gathers strength. This allows the Company the financial flexibility to advance its long-term Decarbonize & Growth and Transform the Waste strategies and capture underlying earnings improvement.

OVERVIEW
The following is a summary of the results for the three months ended March 31, 2024:
•The Company reported net sales in the first quarter of 2024 of $10.8 billion, down 9 percent from $11.9 billion in the first quarter of 2023, with decreases across all operating segments and geographic regions; Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 11 percent) and Performance Materials & Coatings (down 5 percent).
•Local price decreased 10 percent compared with the first quarter of 2023, with decreases across all operating segments and geographic regions; Packaging & Specialty Plastics (down 8 percent), Industrial Intermediates & Infrastructure (down 14 percent) and Performance Materials & Coatings (down 9 percent).
•Volume increased 1 percent compared with the first quarter of 2023. Volume was mixed by operating segment; Packaging & Specialty Plastics (down 3 percent), Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both up 4 percent). Volume increased in all geographic regions, except EMEAI (down 2 percent).
•Currency impact on net sales was flat compared with the first quarter of 2023.
•Equity in earnings of nonconsolidated affiliates was $17 million in the first quarter of 2024, compared with equity in losses of nonconsolidated affiliates of $48 million in the first quarter of 2023, primarily due to improved results at the Company's Kuwait and Sadara joint ventures.
•Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was income of $516 million and $521 million, respectively, in the first quarter of 2024, compared with losses of $93 million and $100 million, respectively, in the first quarter of 2023. Earnings (loss) per share for Dow Inc. was earnings per share of $0.73 in the first quarter of 2024, compared with a loss per share of $0.13 in the first quarter of 2023.
•Cash provided by operating activities - continuing operations was $460 million in the first quarter of 2024, down $71 million compared with the first quarter of 2023.
•Dow Inc. repurchased $200 million of the Company's common stock in the first quarter of 2024.
•On January 19, 2024, Moody's Ratings affirmed TDCC's Baa1 and P-2 rating, and affirmed its outlook of stable.
•On January 25, 2024, the Company published its Green Finance Framework and related Second Party Opinion on its website, to support the execution of its sustainability strategy.

•On February 7, 2024, TDCC issued $1.25 billion of senior unsecured notes under its Green Finance Framework.
•On February 15, 2024, Dow Inc. announced that its Board of Directors ("Board") declared a dividend of $0.70 per share, which was paid on March 8, 2024, to shareholders of record as of February 29, 2024.
In addition, the following events occurred subsequent to the first quarter of 2024:
•On April 2, 2024, the Company announced that Mauro Gregorio, President of Performance Materials & Coatings, has elected to retire in the third quarter of 2024 after 40 years of service.
•On April 2, 2024, the Company announced that Brendy Lange, business vice president of Dow Industrial Solutions, was named President of Performance Materials & Coatings.
•On April 11, 2024, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 14, 2024, to shareholders of record as of May 31, 2024.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Net sales	$10,765	$11,851

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Mar 31, 2024
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(8)%	—%	(3)%	(11)%
Industrial Intermediates & Infrastructure	(14)	(1)	4	(11)
Performance Materials & Coatings	(9)	—	4	(5)
Total	(10)%	—%	1%	(9)%
Total, excluding the Hydrocarbons & Energy business	(11)%	(1)%	5%	(7)%
U.S. & Canada	(8)%	—%	1%	(7)%
EMEAI	(12)	—	(2)	(14)
Asia Pacific	(11)	(2)	7	(6)
Latin America	(7)	—	2	(5)
Total	(10)%	—%	1%	(9)%

Net sales in the first quarter of 2024 were $10.8 billion, down 9 percent from $11.9 billion in the first quarter of 2023, with local price down 10 percent, volume up 1 percent and currency flat. Net sales decreased in all operating segments and geographic regions. Local price decreased in Packaging & Specialty Plastics (down 8 percent), Industrial Intermediates & Infrastructure (down 14 percent), and Performance Materials & Coatings (down 9 percent), driven by lower global feedstock and energy costs. Volume increased in all geographic regions except EMEAI (down 2 percent). Volume decreased in Packaging & Specialty Plastics (down 3 percent), driven by Hydrocarbons and Energy primarily due to higher downstream derivative polymer demand, as well as lighter feedslate cracking in EMEAI, and increased in Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both up 4 percent). Excluding the  Hydrocarbons & Energy business, net sales decreased 7 percent.

Cost of Sales
Cost of sales ("COS") was $9.5 billion in the first quarter of 2024, compared with $10.6 billion in the first quarter of 2023. COS in the first quarter of 2024 decreased primarily due to lower raw material costs, lower global energy and feedstock costs and the impact of structural cost improvements. COS as a percentage of net sales was 88.1 percent in the first quarter of 2024 (89.7 percent in the first quarter of 2023).

Research and Development Expenses
Research and development ("R&D") expenses totaled $204 million in the first quarter of 2024, compared with $214 million in the first quarter of 2023. R&D expenses in the first quarter of 2024 decreased primarily due to the impact of structural cost improvements and lower fringe benefit expenses, which were partially offset by higher performance based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $442 million in the first quarter of 2024, compared with $428 million in the first quarter of 2023. SG&A expenses increased in the first quarter of 2024, primarily due to higher bad debt expense as the result of the resolution of a dispute with a customer and performance based compensation costs, which were partially offset by the impact of structural cost improvements.

Amortization of Intangibles
Amortization of intangibles was $81 million in the first quarter of 2024 and 2023.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $17 million in the first quarter of 2024, compared with equity in losses of nonconsolidated affiliates of $48 million in the first quarter of 2023, an increase of $65 million primarily due to improved performance at the Kuwait and Sadara joint ventures, partially offset by losses at the Company's non-principal joint ventures. Cash dividends from nonconsolidated affiliates were $92 million in the first three months of 2024, compared with $53 million in the first three months of 2023.

Sundry Income (Expense) – Net
For the three months ended March 31, 2024, Sundry income (expense) - net was income of $61 million for Dow Inc. and TDCC compared with income of $79 million and $69 million, respectively, for the three months ended March 31, 2023. The first quarter of 2024 and 2023 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, which were partially offset by foreign currency exchange losses.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $199 million in the first quarter of 2024, compared with $185 million in the first quarter of 2023. The increase in interest expense is primarily due to borrowings outside of the United States and $1.25 billion of senior unsecured notes issued in the first quarter of 2024.

Credit for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the first quarter of 2024, Dow Inc. and TDCC reported a credit for income taxes of $89 million, resulting in a negative effective tax rate of 19.8 percent and 19.6 percent, respectively. In the first quarter of 2023, the Company reported a credit for income taxes of $47 million, resulting in an effective tax rate of 39.2 percent and 37.0 percent for Dow Inc. and TDCC, respectively. See Note 6 to the Consolidated Financial Statements for additional information about the Company's income taxes and effective tax rates.

The Company continues to monitor and evaluate legislative developments related to the Global Anti-Base Erosion Proposal Regime ("GloBE") established by the Organization of Economic Cooperation and Development’s ("OECD") Pillar Two framework. Several countries in which the Company operates have adopted GloBE into their legislation and several others are expected to enact these rules in the future. To date, such legislation has not materially impacted the Company's effective tax rate.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was income of $516 million, or $0.73 per share, in the first quarter of 2024, compared with a loss of $93 million, or $0.13 per share, in the first quarter of 2023. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings (loss) per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was income of $521 million in the first quarter of 2024, compared with a loss of $100 million in the first quarter of 2023. TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
For further discussion of the Company's segments, see Part I, Item 1. Business of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 10-K"), filed with the SEC on January 31, 2024.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Net sales	$5,430	$6,114
Operating EBIT	$605	$642
Equity earnings	$25	$21

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(8)%
Currency	—
Volume	(3)
Total	(11)%

Packaging & Specialty Plastics net sales were $5,430 million in the first quarter of 2024, down 11 percent from net sales of $6,114 million in the first quarter of 2023, with local price down 8 percent, volume down 3 percent and currency flat. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower raw material and energy prices and unfavorable supply and demand dynamics. Local price decreased in Hydrocarbons & Energy, primarily in the U.S. & Canada, due to lower energy and feedstock costs. Volume increased in Packaging and Specialty Plastics, primarily in Asia Pacific, due to higher functional polymers and polyethylene demand, which more than offset decreases for non-recurring licensing sales in EMEAI. Volume decreased in Hydrocarbons & Energy, primarily due to higher internal derivative demand and lighter feedslate cracking which resulted in lower third-party hydrocarbon sales in EMEAI and the U.S. & Canada.

Operating EBIT was $605 million in the first quarter of 2024, down $37 million from Operating EBIT of $642 million in the first quarter of 2023. Operating EBIT decreased primarily due to lower selling prices, which were partially offset by lower raw material, energy and feedstock costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Net sales	$3,008	$3,378
Operating EBIT	$87	$123
Equity losses	$(15)	$(73)

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(14)%
Currency	(1)
Volume	4
Total	(11)%

Industrial Intermediates & Infrastructure net sales were $3,008 million in the first quarter of 2024, down 11 percent from $3,378 million in the first quarter of 2023, with local price down 14 percent, volume up 4 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions, driven by unfavorable supply and demand dynamics in Polyurethanes & Construction Chemicals and lower energy and raw material costs in Industrial Solutions. Volume increased in Polyurethanes & Construction Chemicals across all geographic regions, led by EMEAI, primarily in building and construction and industrial applications. Volume decreased in Industrial Solutions, with a decline in the U.S. & Canada due to an ongoing outage from 2023 related to a significant unplanned event at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which was partially offset by increases in Asia Pacific and Latin America. Currency had an unfavorable impact on sales in both businesses, driven by Asia Pacific and EMEAI.

Operating EBIT was $87 million in the first quarter of 2024, down $36 million from Operating EBIT of $123 million in the first quarter of 2023. Operating EBIT decreased primarily due to lower selling prices in both businesses, which was partially offset by lower raw material, energy and feedstock costs, improved results at the EQUATE and Sadara joint ventures and volume gains in Polyurethanes & Construction Chemicals.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Net sales	$2,152	$2,276
Operating EBIT	$41	$35
Equity earnings	$6	$3

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(9)%
Currency	—
Volume	4
Total	(5)%

Performance Materials & Coatings net sales were $2,152 million in the first quarter of 2024, down 5 percent from net sales of $2,276 million in the first quarter of 2023, with local price down 9 percent, volume up 4 percent and currency flat. Local price decreased in both businesses and across all geographic regions, primarily driven by unfavorable supply and demand dynamics. Volume increased in Coatings & Performance Monomers across all geographic regions, primarily driven by increased demand for acrylic monomers. Volume was flat in Consumer Solutions, with increases in the U.S. & Canada and Latin America offset by decreases in EMEAI and Asia Pacific.

Operating EBIT was $41 million in the first quarter of 2024, up $6 million from Operating EBIT of $35 million in the first quarter of 2023. Operating EBIT increased primarily due to improved demand and higher operating rates, which were partially offset by margin compression.

CORPORATE

Corporate	Three Months Ended
In millions	Mar 31, 2024	Mar 31, 2023
Net sales	$175	$83
Operating EBIT	$(59)	$(92)
Equity earnings	$1	$1

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $175 million in the first quarter of 2024, an increase from net sales of $83 million in the first quarter of 2023.

Operating EBIT was a loss of $59 million in the first quarter of 2024, compared with a loss of $92 million in the first quarter of 2023. Operating EBIT increased primarily due to lower environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,723 million at March 31, 2024 and $2,987 million at December 31, 2023, of which $1,618 million at March 31, 2024 and $1,984 million at December 31, 2023 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At March 31, 2024, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Three Months Ended		Three Months Ended
	Mar 31, 2024	Mar 31, 2023	Mar 31, 2024	Mar 31, 2023
In millions
Cash provided by (used for):
Operating activities - continuing operations	$460	$531	$469	$534
Operating activities - discontinued operations	4	4	—	—
Operating activities	464	535	469	534
Investing activities	(271)	(150)	(271)	(150)
Financing activities	566	(854)	561	(853)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first three months of 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital and performance-based compensation payments. Cash provided by operating activities from continuing operations in the first three months of 2023 was primarily driven by the Company's cash earnings, which were partially offset by cash used for working capital requirements and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
In millions
Current assets	$18,448	$17,614	$18,425	$17,676
Current liabilities	10,249	9,957	10,160	9,849
Net working capital	$8,199	$7,657	$8,265	$7,827
Current ratio	1.80:1	1.77:1	1.81:1	1.79:1

Working Capital Metrics	Three Months Ended
	Mar 31, 2024	Mar 31, 2023

Days sales outstanding in trade receivables	42	43
Days sales in inventory	60	58
Days payables outstanding	61	59

Cash provided by operating activities from discontinued operations in the first three months of 2024 and 2023 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first three months of 2024 and 2023 were primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $714 million in the first three months of 2024, compared with $440 million in the first three months of 2023. The Company expects full year capital spending in 2024 to be approximately $3 billion, which includes the ramp up of the construction of the Company's Fort Saskatchewan Path2Zero project. The Company expects capital spending to average approximately $1 billion annually through 2029 for this key growth project. Enterprise-wide capital spending is expected to exceed depreciation and amortization through 2027, during the first phase of the project. The Company will adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash provided by financing activities in the first three months of 2024 was primarily due to proceeds from issuance of long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in the first three months of 2023 was primarily for debt related activities, partially offset by proceeds from issuance of common stock. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
In millions
Cash provided by operating activities - continuing operations (GAAP)	$460	$531
Capital expenditures	(714)	(440)
Free Cash Flow (non-GAAP)	$(254)	$91

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Three Months Ended
	Mar 31, 2024	Mar 31, 2023
In millions
Net income (loss) (GAAP)	$538	$(73)
+ Credit for income taxes	(89)	(47)
Income (loss) before income taxes	$449	$(120)
- Interest income	65	76
+ Interest expense and amortization of debt discount	199	185
- Significant items ¹	(91)	(719)
Operating EBIT (non-GAAP)	$674	$708
+ Depreciation and amortization	720	648
Operating EBITDA (non-GAAP)	$1,394	$1,356
Cash provided by operating activities - continuing operations (GAAP)	$460	$531
Cash flow from operations to net income (GAAP) [2]	85.5%	N/A
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	33.0%	39.2%
1.The three months ended March 31, 2024 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program and impairment charges related to write-downs of certain manufacturing assets. The three months ended March 31, 2023 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, certain gains and losses associated with previously impaired equity investments, a loss associated with legacy agricultural products groundwater contamination matters and activity related to the separation from DowDuPont. See Note 19 to the Consolidated Financial Statements for additional information.
2.Cash flow from operations to net income is not applicable for the three months ended March 31, 2023 due to a net loss for the period.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at March 31, 2024. Cash and committed and available forms of liquidity were $13.5 billion at March 31, 2024. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at March 31, 2024. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to March 31, 2024.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At March 31, 2024, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at March 31, 2024.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the U.S. where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the first quarter of 2024, there were $112 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities (no sales of receivables in the first three months of 2023). At March 31, 2024, approximately $105 million of sold receivables were outstanding.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity. Sales of receivables under this facility were $167 million in the first three months of 2024 (no sales of receivables in the first three months of 2023). See Note 9 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. See Note 9 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At March 31, 2024, the Company had monetized $198 million of its existing COLI policies' surrender value ($97 million at December 31, 2023). See Note 5 to the Consolidated Financial Statements for additional information.

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

Total Debt	Dow Inc.		TDCC
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
In millions
Notes payable	$55	$62	$59	$62
Long-term debt due within one year	118	117	118	117
Long-term debt	16,170	14,907	16,170	14,907
Gross debt	$16,343	$15,086	$16,347	$15,086
- Cash and cash equivalents	3,723	2,987	3,723	2,987
- Marketable securities [1]	771	1,300	771	1,300
Net debt	$11,849	$10,799	$11,853	$10,799
Total equity	$18,917	$19,108	$19,112	$19,406
Gross debt as a percent of total capitalization	46.3%	44.1%	46.1%	43.7%
Net debt as a percent of total capitalization	38.5%	36.1%	38.3%	35.8%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.44 to 1.00 at March 31, 2024. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2024. For information on TDCC's debt covenants and default provisions, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2024.

In the first quarter of 2024, the Company issued $1.25 billion of senior unsecured notes. The offering included $600 million aggregate principal amount of 5.15 percent notes due 2034 and $650 million aggregate principal amount of 5.60 percent notes due 2054. The issuance was completed under the Company's Green Finance Framework. The Company will distribute the proceeds toward projects that support the execution of its sustainability strategy and achieve its targets focused on climate protection and a circular economy, including applicable expenditures and investments related to the Company's Fort Saskatchewan Path2Zero project, which is expected to deliver organic growth while decarbonizing 20 percent of the Company’s global ethylene capacity.

In the first quarter of 2024, the Company issued an aggregate principal amount of $9 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $63 million of long-term debt.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At March 31, 2024, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Ratings	Baa1	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

On January 19, 2024, Moody's Ratings affirmed TDCC's Baa1 and P-2 rating, and affirmed its outlook of stable. The credit agency's decision was made as part of its annual review process and reflect the Company's supportive financial policies and strong operating performance.

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Dow Inc. Board. Dividends declared by the Board align to the Company's strategy announced in 2018 of returning approximately 45 percent of Operating Net Income to shareholders through dividends and total shareholder remuneration of approximately 65 percent, when including share repurchases, over the economic cycle. The Company defines Operating Net Income, a non-GAAP measure, as "Net income available for Dow Inc. common stockholders," excluding the impact of significant items. The following table summarizes dividends declared and paid to common stockholders of record in 2024:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 15, 2024	February 29, 2024	March 8, 2024	$0.70
April 11, 2024	May 31, 2024	June 14, 2024	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Dow Inc. Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2024, TDCC declared a dividend of $791 million and paid a dividend of $698 million to Dow Inc. ($620 million dividend declared and paid to Dow Inc. for the three months ended March 31, 2023). At March 31, 2024, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $200 million of its common stock in the first quarter of 2024. At March 31, 2024, approximately $1,225 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares to cover dilution over the cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. See Note 15 to the Consolidated Financial Statements, and Note 18 to the Consolidated Financial Statements included in the 2023 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2023 Restructuring Program are expected to result in additional cash expenditures of $74 million, primarily through 2024, and consist of severance and related benefit costs. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $255 million, primarily through 2024. Restructuring implementation and efficiency costs totaled $46 million in the first quarter of 2024.

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

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 13, 14, 15 and 18 to the Consolidated Financial Statements included in the 2023 10-K. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2023.

Contractual Obligations at Mar 31, 2024	Payments Due In
In millions	2024	2025-2026	2027-2028	2029 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$92	$641	$1,928	$13,890	$16,551
Expected cash requirements for interest [2]	638	1,538	1,440	9,190	12,806
Purchase obligations [3]	2,716	2,974	2,217	5,311	13,218
Total	$3,446	$5,153	$5,585	$28,391	$42,575
1.Excludes unamortized debt discount and issuance costs of $263 million. Includes finance lease obligations of $908 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at March 31, 2024, and includes $84 million of various floating rate notes.
3.Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

Fair Value Measurements
See Note 18 to the Consolidated Financial Statements for information concerning fair value measurements.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2023 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 10-K. Since December 31, 2023, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2024	2023
Claims unresolved at Jan 1	6,367	6,873
Claims filed	1,109	940
Claims settled, dismissed or otherwise resolved	(1,198)	(765)
Claims unresolved at Mar 31	6,278	7,048
Claimants with claims against both Union Carbide and Amchem	(1,013)	(1,479)
Individual claimants at Mar 31	5,265	5,569

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 11 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 14 to the Consolidated Financial Statements included in the 2023 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 17 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2023, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first three months of 2024. For a current status of this matter, see Note 11 to the Consolidated Financial Statements.

Environmental Proceedings
On December 16, 2022, the U.S. Department of Justice filed a complaint and proposed consent decree on behalf of the U.S. Environmental Protection Agency ("EPA") relating to environmental contamination at the Lower Passaic River Study Area Superfund Site in New Jersey. The EPA filed an amended complaint and proposed consent decree on January 17, 2024. The proposed consent decree includes a requirement that 85 settling defendants, including the Company’s Essex Chemical Corporation subsidiary ("Essex"), make a collective payment of $150 million for the EPA’s past and anticipated future response costs, with Essex's share of the group settlement costs being $1.15 million. On January 31, 2024, the EPA filed a motion for approval and entry of the consent decree.

On February 29, 2024, Dow Brasil Indústria e Comércio de Produtos Químicos Ltda entered into a formal settlement agreement with INEMA, the Bahia, Brazil, state environmental agency, resolving the agency's penalties relating to Dow’s historic brine mining operations on Matarandiba Island, which INEMA alleged have contributed to environmental issues at the location. Pursuant to the agreement, Dow paid a fine equivalent to approximately $1.46 million to the agency in March 2024.

ITEM 1A. RISK FACTORS
Since December 31, 2023, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2024	—	$—	—	$1,425
February 2024	2,176,825	$54.67	2,176,825	$1,306
March 2024	1,425,472	$56.82	1,425,472	$1,225
First quarter 2024	3,602,297	$55.52	3,602,297	$1,225
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.2	Amended and Restated Bylaws of Dow Inc. (incorporated by reference to Exhibit 3.2 to Dow Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2024).
4.3	Dow Inc. agrees to provide the SEC, on request, copies of all other such indentures and instruments that define the rights of holders of long-term debt of Dow Inc. and its consolidated subsidiaries, including The Dow Chemical Company, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
23 *	Ankura Consulting Group, LLC's Consent.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

DOW INC.
THE DOW CHEMICAL COMPANY

Date: April 26, 2024

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)