Form 10-Q
period 2024-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2024-07-26
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Dow Inc. had 700,921,028 shares of common stock, $0.01 par value, outstanding at June 30, 2024. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2024, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net sales	$10,915	$11,420	$21,680	$23,271
Cost of sales	9,591	9,875	19,079	20,504
Research and development expenses	196	205	400	419
Selling, general and administrative expenses	390	408	832	836
Amortization of intangibles	77	81	158	162
Restructuring and asset related charges - net	—	8	45	549
Equity in earnings (losses) of nonconsolidated affiliates	26	(57)	43	(105)
Sundry income (expense) - net	76	31	137	110
Interest income	42	66	107	142
Interest expense and amortization of debt discount	197	172	396	357
Income before income taxes	608	711	1,057	591
Provision for income taxes	150	210	61	163
Net income	458	501	996	428
Net income attributable to noncontrolling interests	19	16	41	36
Net income available for Dow Inc. common stockholders	$439	$485	$955	$392

Per common share data:
Earnings per common share - basic	$0.62	$0.68	$1.35	$0.55
Earnings per common share - diluted	$0.62	$0.68	$1.35	$0.54

Weighted-average common shares outstanding - basic	703.8	707.0	704.1	707.6
Weighted-average common shares outstanding - diluted	705.3	709.9	705.5	710.7

Depreciation	$488	$484	$969	$959
Capital expenditures	$723	$561	$1,437	$1,001
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net income	$458	$501	$996	$428
Other comprehensive income (loss), net of tax
Unrealized gains on investments	61	61	55	92
Cumulative translation adjustments	(43)	(103)	(165)	(2)
Pension and other postretirement benefit plans	17	(4)	34	2
Derivative instruments	(6)	44	(28)	(20)
Total other comprehensive income (loss)	29	(2)	(104)	72
Comprehensive income	487	499	892	500
Comprehensive income attributable to noncontrolling interests, net of tax	19	16	41	36
Comprehensive income attributable to Dow Inc.	$468	$483	$851	$464
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,341	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $96; 2023: $81)	5,098	4,718
Other	1,981	1,896
Inventories	6,459	6,076
Other current assets	1,174	1,937
Total current assets	18,053	17,614
Investments
Investment in nonconsolidated affiliates	1,239	1,267
Other investments (investments carried at fair value - 2024: $2,054; 2023: $1,877)	2,844	2,740
Noncurrent receivables	461	438
Total investments	4,544	4,445
Property
Property	61,369	60,203
Less: Accumulated depreciation	39,779	39,137
Net property	21,590	21,066
Other Assets
Goodwill	8,559	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,528; 2023: $5,374)	1,875	2,072
Operating lease right-of-use assets	1,321	1,320
Deferred income tax assets	1,342	1,486
Deferred charges and other assets	1,242	1,323
Total other assets	14,339	14,842
Total Assets	$58,526	$57,967
Liabilities and Equity
Current Liabilities
Notes payable	$114	$62
Long-term debt due within one year	238	117
Accounts payable:
Trade	4,979	4,529
Other	1,990	1,797
Operating lease liabilities - current	321	329
Income taxes payable	309	419
Accrued and other current liabilities	2,357	2,704
Total current liabilities	10,308	9,957
Long-Term Debt	16,016	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	372	399
Pension and other postretirement benefits - noncurrent	4,675	4,932
Asbestos-related liabilities - noncurrent	744	788
Operating lease liabilities - noncurrent	1,032	1,032
Other noncurrent obligations	6,579	6,844
Total other noncurrent liabilities	13,402	13,995
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2024: 782,006,798 shares; 2023: 778,595,514 shares)	8	8
Additional paid-in capital	9,012	8,880
Retained earnings	21,739	21,774
Accumulated other comprehensive loss	(7,785)	(7,681)
Treasury stock at cost (2024: 81,085,770 shares; 2023: 76,302,081 shares)	(4,656)	(4,374)
Dow Inc.’s stockholders’ equity	18,318	18,607
Noncontrolling interests	482	501
Total equity	18,800	19,108
Total Liabilities and Equity	$58,526	$57,967
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2024	Jun 30, 2023
Operating Activities
Net income	$996	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,402	1,297
Provision (credit) for deferred income tax	28	(589)
Earnings of nonconsolidated affiliates less than dividends received	156	267
Net periodic pension benefit credit	(95)	(46)
Pension contributions	(63)	(76)
Net gain on sales of assets, businesses and investments	(20)	(51)
Restructuring and asset related charges - net	45	549
Other net loss	155	492
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(485)	156
Inventories	(383)	501
Accounts payable	544	(986)
Other assets and liabilities, net	(988)	(64)
Cash provided by operating activities - continuing operations	1,292	1,878
Cash provided by operating activities - discontinued operations	8	4
Cash provided by operating activities	1,300	1,882
Investing Activities
Capital expenditures	(1,437)	(1,001)
Investment in gas field developments	(96)	(124)
Purchases of previously leased assets	—	(3)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	8	59
Acquisitions of property and businesses, net of cash acquired	—	(54)
Investments in and loans to nonconsolidated affiliates	(4)	(2)
Distributions and loan repayments from nonconsolidated affiliates	—	1
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	63
Purchases of investments	(1,072)	(821)
Proceeds from sales and maturities of investments	1,824	1,083
Other investing activities, net	12	(35)
Cash used for investing activities	(765)	(834)
Financing Activities
Changes in short-term notes payable	26	(255)
Proceeds from issuance of short-term debt greater than three months	40	—
Proceeds from issuance of long-term debt	1,396	55
Payments on long-term debt	(183)	(320)
Collections on securitization programs	21	—
Purchases of treasury stock	(400)	(375)
Proceeds from issuance of stock	51	55
Transaction financing, debt issuance and other costs	(11)	(1)
Employee taxes paid for share-based payment arrangements	(38)	(41)
Distributions to noncontrolling interests	(47)	(36)
Dividends paid to stockholders	(984)	(989)
Cash used for financing activities	(129)	(1,907)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(98)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	337	(957)
Cash, cash equivalents and restricted cash at beginning of period	3,048	3,940
Cash, cash equivalents and restricted cash at end of period	$3,385	$2,983
Less: Restricted cash and cash equivalents, included in "Other current assets"	44	59
Cash and cash equivalents at end of period	$3,341	$2,924
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	8,942	8,607	8,880	8,540
Common stock issued/sold	9	—	51	55
Stock-based compensation	112	84	199	140
Treasury stock issuances - compensation and benefit plans	(51)	(30)	(118)	(74)
Balance at end of period	9,012	8,661	9,012	8,661
Retained Earnings
Balance at beginning of period	21,796	22,584	21,774	23,180
Net income available for Dow Inc. common stockholders	439	485	955	392
Dividends to stockholders	(491)	(493)	(984)	(989)
Common control transaction	—	—	10	—
Other	(5)	(6)	(16)	(13)
Balance at end of period	21,739	22,570	21,739	22,570
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,814)	(7,065)	(7,681)	(7,139)
Other comprehensive income (loss)	29	(2)	(104)	72
Balance at end of period	(7,785)	(7,067)	(7,785)	(7,067)
Treasury Stock
Balance at beginning of period	(4,507)	(3,953)	(4,374)	(3,871)
Treasury stock purchases	(200)	(252)	(400)	(378)
Treasury stock issuances - compensation and benefit plans	51	30	118	74
Balance at end of period	(4,656)	(4,175)	(4,656)	(4,175)
Dow Inc.'s stockholders' equity	18,318	19,997	18,318	19,997
Noncontrolling Interests	482	512	482	512
Total Equity	$18,800	$20,509	$18,800	$20,509

Dividends declared per share of common stock	$0.70	$0.70	$1.40	$1.40
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net sales	$10,915	$11,420	$21,680	$23,271
Cost of sales	9,590	9,874	19,077	20,502
Research and development expenses	196	205	400	419
Selling, general and administrative expenses	390	408	832	836
Amortization of intangibles	77	81	158	162
Restructuring and asset related charges - net	—	8	45	549
Equity in earnings (losses) of nonconsolidated affiliates	26	(57)	43	(105)
Sundry income (expense) - net	74	29	135	98
Interest income	45	69	114	147
Interest expense and amortization of debt discount	197	172	396	357
Income before income taxes	610	713	1,064	586
Provision for income taxes	150	210	61	163
Net income	460	503	1,003	423
Net income attributable to noncontrolling interests	19	16	41	36
Net income available for The Dow Chemical Company common stockholder	$441	$487	$962	$387

Depreciation	$488	$484	$969	$959
Capital expenditures	$723	$561	$1,437	$1,001
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net income	$460	$503	$1,003	$423
Other comprehensive income (loss), net of tax
Unrealized gains on investments	61	61	55	92
Cumulative translation adjustments	(43)	(103)	(165)	(2)
Pension and other postretirement benefit plans	17	(4)	34	2
Derivative instruments	(6)	44	(28)	(20)
Total other comprehensive income (loss)	29	(2)	(104)	72
Comprehensive income	489	501	899	495
Comprehensive income attributable to noncontrolling interests, net of tax	19	16	41	36
Comprehensive income attributable to The Dow Chemical Company	$470	$485	$858	$459
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,341	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $96; 2023: $81)	5,098	4,718
Other	1,994	1,997
Inventories	6,459	6,076
Other current assets	1,137	1,898
Total current assets	18,029	17,676
Investments
Investment in nonconsolidated affiliates	1,239	1,267
Other investments (investments carried at fair value - 2024: $2,054; 2023: $1,877)	2,844	2,740
Noncurrent receivables	448	424
Total investments	4,531	4,431
Property
Property	61,369	60,203
Less accumulated depreciation	39,779	39,137
Net property	21,590	21,066
Other Assets
Goodwill	8,559	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,528; 2023: $5,374)	1,875	2,072
Operating lease right-of-use assets	1,321	1,320
Deferred income tax assets	1,342	1,486
Deferred charges and other assets	1,242	1,323
Total other assets	14,339	14,842
Total Assets	$58,489	$58,015
Liabilities and Equity
Current Liabilities
Notes payable	$114	$62
Long-term debt due within one year	238	117
Accounts payable:
Trade	4,979	4,529
Other	2,022	1,818
Operating lease liabilities - current	321	329
Income taxes payable	309	419
Accrued and other current liabilities	2,231	2,575
Total current liabilities	10,214	9,849
Long-Term Debt	16,016	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	372	399
Pension and other postretirement benefits - noncurrent	4,675	4,932
Asbestos-related liabilities - noncurrent	744	788
Operating lease liabilities - noncurrent	1,032	1,032
Other noncurrent obligations	6,434	6,702
Total other noncurrent liabilities	13,257	13,853
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	9,341	9,091
Retained earnings	16,964	17,495
Accumulated other comprehensive loss	(7,785)	(7,681)
The Dow Chemical Company’s stockholder's equity	18,520	18,905
Noncontrolling interests	482	501
Total equity	19,002	19,406
Total Liabilities and Equity	$58,489	$58,015
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2024	Jun 30, 2023
Operating Activities
Net income	$1,003	$423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,402	1,297
Provision (credit) for deferred income tax	28	(589)
Earnings of nonconsolidated affiliates less than dividends received	156	267
Net periodic pension benefit credit	(95)	(46)
Pension contributions	(63)	(76)
Net gain on sales of assets, businesses and investments	(20)	(51)
Restructuring and asset related charges - net	45	549
Other net loss	156	493
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(485)	156
Inventories	(383)	501
Accounts payable	544	(986)
Other assets and liabilities, net	(988)	(42)
Cash provided by operating activities	1,300	1,896
Investing Activities
Capital expenditures	(1,437)	(1,001)
Investment in gas field developments	(96)	(124)
Purchases of previously leased assets	—	(3)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	8	59
Acquisitions of property and businesses, net of cash acquired	—	(54)
Investments in and loans to nonconsolidated affiliates	(4)	(2)
Distributions and loan repayments from nonconsolidated affiliates	—	1
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	63
Purchases of investments	(1,072)	(821)
Proceeds from sales and maturities of investments	1,824	1,083
Other investing activities, net	12	(35)
Cash used for investing activities	(765)	(834)
Financing Activities
Changes in short-term notes payable	26	(255)
Proceeds from issuance of short-term debt greater than three months	40	—
Proceeds from issuance of long-term debt	1,396	55
Payments on long-term debt	(183)	(320)
Collections on securitization programs	21	—
Proceeds from issuance of stock	51	55
Transaction financing, debt issuance and other costs	(11)	(1)
Employee taxes paid for share-based payment arrangements	(38)	(41)
Distributions to noncontrolling interests	(47)	(36)
Dividends paid to Dow Inc.	(1,384)	(1,378)
Cash used for financing activities	(129)	(1,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(98)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	337	(957)
Cash, cash equivalents and restricted cash at beginning of period	3,048	3,940
Cash, cash equivalents and restricted cash at end of period	$3,385	$2,983
Less: Restricted cash and cash equivalents, included in "Other current assets"	44	59
Cash and cash equivalents at end of period	$3,341	$2,924
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	9,220	8,738	9,091	8,627
Issuance of parent company stock - Dow Inc.	9	—	51	55
Stock-based compensation	112	84	199	140
Balance at end of period	9,341	8,822	9,341	8,822
Retained Earnings
Balance at beginning of period	17,214	18,746	17,495	19,472
Net income available for The Dow Chemical Company common stockholder	441	487	962	387
Dividends to Dow Inc.	(686)	(758)	(1,477)	(1,378)
Other	(5)	(6)	(16)	(12)
Balance at end of period	16,964	18,469	16,964	18,469
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,814)	(7,065)	(7,681)	(7,139)
Other comprehensive income (loss)	29	(2)	(104)	72
Balance at end of period	(7,785)	(7,067)	(7,785)	(7,067)
The Dow Chemical Company's stockholder's equity	18,520	20,224	18,520	20,224
Noncontrolling Interests	482	512	482	512
Total Equity	$19,002	$20,736	$19,002	$20,736
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

Accounting Guidance Issued But Not Adopted at June 30, 2024
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

SEC Final Rules Not Adopted at June 30, 2024
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks; activities to mitigate or adapt to such risks; information about the board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Registrants are also required to disclose the financial statement effects of severe weather events and other natural conditions in the notes to the financial statements. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, when material. The final rules include a phased-in compliance period for all registrants. As a large accelerated filer, most disclosure requirements are effective for the Company beginning with the year ending December 31, 2025. GHG emissions disclosures are required for the year ending December 31, 2026. The Company will also be required to obtain limited assurance on its Scope 1 and Scope 2 GHG emissions disclosures beginning with the year ending December 31, 2029, with reasonable assurance required beginning with the year ending December 31, 2033. In April 2024, the SEC issued an order to stay the final rules until various legal challenges are resolved by the U.S. Court of Appeals for the Eighth Circuit. The Company is currently evaluating the impact of the final rules on its consolidated financial statements and annual disclosures.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 97 percent and 98 percent for the three and six months ended June 30, 2024, respectively (98 percent and 99 percent for the three and six months ended June 30, 2023, respectively). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2024, the Company had unfulfilled performance obligations of $799 million ($744 million at December 31, 2023) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next six years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Hydrocarbons & Energy	$1,447	$1,672	$2,914	$3,546
Packaging and Specialty Plastics	4,068	4,268	8,031	8,508
Packaging & Specialty Plastics	$5,515	$5,940	$10,945	$12,054
Industrial Solutions	$1,040	$1,084	$2,068	$2,223
Polyurethanes & Construction Chemicals	1,909	2,090	3,886	4,324
Other	2	3	5	8
Industrial Intermediates & Infrastructure	$2,951	$3,177	$5,959	$6,555
Coatings & Performance Monomers	$928	$875	$1,813	$1,733
Consumer Solutions	1,315	1,322	2,582	2,740
Performance Materials & Coatings	$2,243	$2,197	$4,395	$4,473
Corporate	$206	$106	$381	$189
Total	$10,915	$11,420	$21,680	$23,271

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
U.S. & Canada	$4,191	$4,249	$8,321	$8,699
EMEAI [1]	3,572	3,774	7,056	7,827
Asia Pacific	1,901	2,058	3,822	4,105
Latin America	1,251	1,339	2,481	2,640
Total	$10,915	$11,420	$21,680	$23,271
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

Revenue recognized in the first six months of 2024 from amounts included in contract liabilities at the beginning of the period was approximately $90 million (approximately $175 million in the first six months of 2023). In the first six months of 2024, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant (approximately $45 million in the first six months of 2023).

The following table summarizes contract assets and liabilities at June 30, 2024 and December 31, 2023:

Contract Assets and Liabilities	Balance Sheet Classification	Jun 30, 2024	Dec 31, 2023
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,098	$4,718
Contract assets - current	Other current assets	$—	$13
Contract assets - noncurrent	Deferred charges and other assets	$2	$4
Contract liabilities - current	Accrued and other current liabilities	$203	$195
Contract liabilities - noncurrent	Other noncurrent obligations	$1,564	$1,642

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Divestiture of the Flexible Packaging Laminating Adhesives Business
On May 2, 2024, the Company announced it entered into a definitive agreement to sell its flexible packaging laminating adhesives business, within Dow's Packaging & Specialty Plastics segment, to Arkema S.A. for approximately $150 million. The divestiture includes five manufacturing sites in the United States, Italy and Mexico as well as the associated inventory, customer contracts and lists, process technology and certain intellectual property. The Company is targeting to close the transaction by the end of 2024, subject to regulatory approval and other closing conditions.

Acquisition of North American Polyethylene Recycler
On June 20, 2024, the Company announced it entered into a definitive agreement to purchase Circulus Holdings, PBLLC, a U.S. company that recycles plastic waste into post-consumer resin. The acquisition includes two facilities in the United States with a total recycling capacity of 50,000 metric tons per year and supports Dow's efforts to transform plastic waste and other forms of alternative feedstocks into 3 million metric tons of circular and renewable solutions annually by 2030. The transaction is expected to close in the third quarter of 2024, subject to regulatory approval and other closing conditions.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which include asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. For additional information on the Company's restructuring programs, see Note 4 to the Consolidated Financial Statements included in the 2023 10-K.

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

The following table summarizes the activities related to the 2023 Restructuring Program, including segment information:

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
In millions
Packaging & Specialty Plastics	$—	$1	$1
Industrial Intermediates & Infrastructure	—	40	40
Performance Materials & Coatings	—	49	49
Corporate	344	107	451
Total restructuring charges	$344	$197	$541
Charges against the reserve	—	(197)	(197)
Cash payments	(11)	—	(11)
Reserve balance at Mar 31, 2023	$333	$—	$333
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(60)	—	(60)
Reserve balance at Jun 30, 2023	$273	$—	$273
Cash payments	(110)	—	(110)
Reserve balance at Sep 30, 2023	$163	$—	$163
Industrial Intermediates & Infrastructure	$—	$2	$2
Corporate	—	(16)	(16)
Total restructuring charges	$—	$(14)	$(14)
Charges against the reserve	—	14	14
Cash payments	(41)	—	(41)
Reserve balance at Dec 31, 2023	$122	$—	$122
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(48)	—	(48)
Reserve balance at Mar 31, 2024	$74	$—	$74
Cash payments	(13)	—	(13)
Reserve balance at Jun 30, 2024	$61	$—	$61

At June 30, 2024, $59 million of the reserve balance was included in "Accrued and other current liabilities" ($101 million at December 31, 2023) and $2 million was included in "Other noncurrent obligations" ($21 million at December 31, 2023) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $543 million inception-to-date under the 2023 Restructuring Program, consisting of severance and related benefit costs of $344 million and asset write-downs and write-offs of $199 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $186 million, primarily through the end of 2024. Restructuring implementation and efficiency costs totaled $56 million and $102 million for the three and six months ended June 30, 2024, respectively ($47 million and $87 million for the three and six months ended June 30, 2023, respectively).

Asset Related Charges
In the first quarter of 2024, the Company recognized pretax impairment charges of $37 million, primarily related to write-downs of certain manufacturing assets in the United States and Italy included in the Company's planned divestiture of its flexible packaging laminating adhesives business. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. See Notes 4 and 19 for additional information.

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Non-operating pension and other postretirement benefit plan net credits [1]	$61	$97	$122	$193
Foreign exchange losses [2]	(12)	(95)	(35)	(197)
Gain on sales of other assets and investments [3]	10	9	19	74
Indemnification and other transaction related costs [4]	1	(13)	1	(4)
Gain on early extinguishment of debt [5]	5	—	5	—
Asset impairments and related costs [6]	—	—	—	(18)
Other - net	11	33	25	62
Total sundry income (expense) – net	$76	$31	$137	$110
1.See Note 16 for additional information.
2.Foreign exchange losses for the three months ended June 30, 2024 relate primarily to exposures in the Argentine peso, while losses in the six months ended June 30, 2024 relate primarily to exposures in the Egyptian pound and Argentine peso. Foreign exchange losses for the three and six months ended June 30, 2023 relate primarily to exposures in the Argentine peso.
3.The six months ended June 30, 2023 includes gains associated with the sale of shares of a previously impaired equity method investment.
4.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution.
5.See Note 11 for additional information.
6.Certain obligations associated with a previously impaired equity method investment.

Sundry income (expense) - net for TDCC for the three and six months ended June 30, 2024 and 2023 is substantially the same as that of Dow Inc., with the primary difference related to indemnification and other transaction related costs recorded on Dow Inc. Therefore, TDCC sundry income (expense) - net is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Jun 30, 2024	Dec 31, 2023
In millions
Gross cash value	$613	$623
Less: Existing drawdowns [1]	187	97
Less: Accrued interest on drawdowns [2]	4	—
Investments in company-owned life insurance [3]	$422	$526
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

The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At June 30, 2024, outstanding obligations confirmed as valid under the SCF program were $328 million ($285 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 – INCOME TAXES
As the financial statements for Dow Inc. and TDCC are substantially similar, including the provision for income taxes, the following income tax discussion does not include reference to TDCC's provision for income taxes or its effective tax rate.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the second quarter of 2024, the Company reported a provision for income taxes of $150 million, resulting in an effective tax rate of 24.7 percent ($210 million in the second quarter of 2023, resulting in an effective tax rate of 29.5 percent). In the first six months of 2024, the Company reported a provision for income taxes of $61 million, resulting in an effective tax rate of 5.8 percent ($163 million in the first six months of 2023, resulting in an effective tax rate of 27.6 percent).

In the first quarter of 2024, the Company recorded a tax credit of $194 million related to a reassessment of interest and penalties on a tax matter in a foreign jurisdiction, resulting in a reduced effective tax rate for the first six months of 2024. The provision for income taxes in the first six months of 2023 was primarily impacted by the geographic mix of earnings, which resulted in a higher effective tax rate.

NOTE 8 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and six months ended June 30, 2024 and 2023. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net income	$458	$501	$996	$428
Net income attributable to noncontrolling interests	19	16	41	36
Net income attributable to participating securities [1]	3	3	6	6
Net income attributable to common stockholders	$436	$482	$949	$386
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings Per Share - Basic and Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Earnings per common share - basic	$0.62	$0.68	$1.35	$0.55
Earnings per common share - diluted	$0.62	$0.68	$1.35	$0.54

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Weighted-average common shares outstanding - basic	703.8	707.0	704.1	707.6
Plus dilutive effect of equity compensation plans	1.5	2.9	1.4	3.1
Weighted-average common shares outstanding - diluted	705.3	709.9	705.5	710.7
Stock units excluded from EPS calculations [1]	9.4	12.3	9.1	10.0
1.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2024	Dec 31, 2023
In millions
Finished goods	$3,707	$3,413
Work in process	1,357	1,234
Raw materials	759	746
Supplies	998	992
Total	$6,821	$6,385
Adjustment of inventories to the LIFO basis	(362)	(309)
Total inventories	$6,459	$6,076

NOTE 10 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe (collectively, "the Programs"), which are set to expire in November 2025. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three and six months ended June 30, 2024. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 12 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, "the Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three and six months ended June 30, 2024.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three and six months ended June 30, 2024. There were no transfers of receivables for the three and six months ended June 30, 2023.

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Proceeds received from new transfers	$623	$—	$1,050	$—

The following table provides the balances related to the Programs and the Facilities at June 30, 2024 and December 31, 2023:

Balances Related to Transfers of Accounts Receivable	Jun 30, 2024	Dec 31, 2023
In millions
Balance outstanding	$623	$170
Accounts receivable derecognized	584	152
Amounts recognized in the consolidated balance sheets:
Accrued and other current liabilities [1]	39	18
1. Represents amounts collected from customers and not yet remitted by the Company.

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Jun 30, 2024	Dec 31, 2023
In millions
Notes payable to banks and other lenders	$114	$62
Period-end average interest rates	21.46%	33.84%

Long-Term Debt	2024 Average Rate	Jun 30, 2024	2023 Average Rate	Dec 31, 2023
In millions
Promissory notes and debentures:
Final maturity 2025	5.63%	$333	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029	7.58%	1,367	7.58%	1,367
Final maturity 2030 and thereafter [1]	5.11%	10,021	5.07%	8,861
Other facilities:
Foreign currency notes and loans, various rates and maturities	2.06%	2,614	1.18%	2,653
InterNotes®, varying maturities through 2054	4.18%	604	4.12%	595
Finance lease obligations [2]		969		873
Unamortized debt discount and issuance costs		(254)		(258)
Long-term debt due within one year [3]		(238)		(117)
Long-term debt		$16,016		$14,907
1.Cost includes net fair value hedge adjustment gains of $19 million at June 30, 2024 ($49 million at December 31, 2023). See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Jun 30, 2024
In millions
2024	$64
2025	$523
2026	$126
2027	$1,237
2028	$694
2029	$1,450

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

In the second quarter of 2024, the Company redeemed $10 million aggregate principal amount of 2.10 percent notes due November 2030, $30 million aggregate principal amount of 4.25 percent notes due October 2034, $8 million aggregate principal amount of 5.25 percent notes due November 2041 and $12 million aggregate principal amount of 4.375 percent notes due November 2042. As a result of the redemption, the Company recognized a pretax gain on the early extinguishment of debt of $5 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In the first six months of 2024, the Company issued an aggregate principal amount of $24 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $69 million of long-term debt.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Jun 30, 2024
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2024. For additional information on the Company's debt covenants and default provisions, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 14 to the Consolidated Financial Statements included in the 2023 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2024, the Company had accrued obligations of $1,163 million for probable environmental remediation and restoration costs ($1,180 million at December 31, 2023), including $224 million for the remediation of Superfund sites ($241 million at December 31, 2023). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2024 activity, it was determined that no adjustment to the accrual was required at June 30, 2024.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $824 million at June 30, 2024 ($867 million at December 31, 2023). At June 30, 2024, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

Groundwater Contamination
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Legacy Liabilities"). The costs associated with these Legacy Liabilities were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of the Legacy Liabilities now deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. As a result, the Company recorded a pretax charge of $177 million, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. At June 30, 2024, the total liability related to such alleged Legacy Liabilities settlements was $158 million ($232 million at December 31, 2023), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and it has determined that the Company's exposure to liability, if any, is not probable or estimable at June 30, 2024.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $58 million at June 30, 2024 ($100 million at December 31, 2023) related to the 2016 ownership restructure of Dow Silicones, which were included in "Other current assets" and "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars), for which the Company received payment in October 2019 and March 2020. At June 30, 2024, $201 million ($201 million at December 31, 2023) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Jun 30, 2024			Dec 31, 2023
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments [1]	Recorded Liability
Guarantees	2038	$1,801	$185	2038	$1,385	$196
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $243 million at June 30, 2024 ($298 million at December 31, 2023). The Company does not expect to be required to perform under the guarantees.

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

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is $563 million at June 30, 2024 ($150 million at December 31, 2023). The Company expects receivable collections and remittances to occur within the next six months.

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

NOTE 13 – LEASES
For additional information on the Company's leases, see Note 15 to the Consolidated Financial Statements included in the 2023 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2024 and 2023 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Operating lease cost	$110	$103	$217	$201
Finance lease cost
Amortization of right-of-use assets - finance	28	25	55	51
Interest on lease liabilities - finance	12	8	22	16
Total finance lease cost	40	33	77	67
Short-term lease cost	88	66	162	132
Variable lease cost	265	261	523	442
Sublease income	(3)	(2)	(5)	(4)
Total lease cost	$500	$461	$974	$838

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$223	$205
Operating cash flows for finance leases	$22	$16
Financing cash flows for finance leases	$61	$56
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$119	$199
Finance leases	$168	$10

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Unrealized Gains (Losses) on Investments
Beginning balance	$(259)	$(222)	$(253)	$(253)
Unrealized gains (losses) on investments	65	58	80	88
Tax (expense) benefit	(2)	39	(20)	39
Net unrealized gains (losses) on investments	63	97	60	127
(Gains) losses reclassified from AOCL to net income [1]	(3)	(46)	(7)	(45)
Tax expense (benefit) [2]	1	10	2	10
Net (gains) losses reclassified from AOCL to net income	(2)	(36)	(5)	(35)
Other comprehensive income (loss), net of tax	61	61	55	92
Ending balance	$(198)	$(161)	$(198)	$(161)
Cumulative Translation Adjustment
Beginning balance	$(2,013)	$(1,833)	$(1,891)	$(1,934)
Gains (losses) on foreign currency translation	(39)	(84)	(155)	—
Tax (expense) benefit	—	(12)	(3)	(10)
Net gains (losses) on foreign currency translation	(39)	(96)	(158)	(10)
(Gains) losses reclassified from AOCL to net income [3]	(4)	(7)	(7)	8
Other comprehensive income (loss), net of tax	(43)	(103)	(165)	(2)
Ending balance	$(2,056)	$(1,936)	$(2,056)	$(1,936)
Pension and Other Postretirement Benefits
Beginning balance	$(5,469)	$(4,871)	$(5,486)	$(4,877)
Gains (losses) arising during the period	1	(5)	—	(3)
Amortization of net loss and prior service credits reclassified from AOCL to net income [4]	21	2	43	5
Tax expense (benefit) [2]	(5)	(1)	(9)	—
Net loss and prior service credits reclassified from AOCL to net income	16	1	34	5
Other comprehensive income (loss), net of tax	17	(4)	34	2
Ending balance	$(5,452)	$(4,875)	$(5,452)	$(4,875)
Derivative Instruments
Beginning balance	$(73)	$(139)	$(51)	$(75)
Gains (losses) on derivative instruments	(13)	(1)	(46)	(184)
Tax (expense) benefit	8	3	11	36
Net gains (losses) on derivative instruments	(5)	2	(35)	(148)
(Gains) losses reclassified from AOCL to net income [5]	(1)	55	9	164
Tax expense (benefit) [2]	—	(13)	(2)	(36)
Net (gains) losses reclassified from AOCL to net income	(1)	42	7	128
Other comprehensive income (loss), net of tax	(6)	44	(28)	(20)
Ending balance	$(79)	$(95)	$(79)	$(95)
Total AOCL ending balance	$(7,785)	$(7,067)	$(7,785)	$(7,067)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2024 and 2023:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Balance at beginning of period	$492	$534	$501	$529
Net income attributable to noncontrolling interests	19	16	41	36
Distributions to noncontrolling interests [1]	(25)	(15)	(39)	(28)
Cumulative translation adjustments	(4)	(22)	(20)	(25)
Other	—	(1)	(1)	—
Balance at end of period	$482	$512	$482	$512
1.Includes dividends paid to a joint venture of $8 million for the three and six months ended June 30, 2024 ($8 million for the three and six months ended June 30, 2023) which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 18 to the Consolidated Financial Statements included in the 2023 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Defined Benefit Pension Plans
Service cost	$14	$71	$28	$141
Interest cost	250	279	502	558
Expected return on plan assets	(343)	(390)	(689)	(779)
Amortization of prior service credit	(4)	(6)	(7)	(13)
Amortization of net loss	36	23	71	47
Net periodic benefit credit	$(47)	$(23)	$(95)	$(46)

Other Postretirement Benefit Plans
Service cost	$1	$1	$2	$2
Interest cost	11	12	22	23
Amortization of net gain	(11)	(15)	(21)	(29)
Net periodic benefit cost (credit)	$1	$(2)	$3	$(4)

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

There was minimal grant activity in the second quarter of 2024.

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

Refer to Note 19 for a summary of the fair value of financial instruments at June 30, 2024 and December 31, 2023.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the six months ended June 30, 2024 and 2023:

Investing Results	Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023
Proceeds from sales of available-for-sale securities	$1,291	$274
Gross realized gains	$19	$58
Gross realized losses	$(12)	$(13)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Jun 30, 2024	Cost	Fair Value
In millions
Within one year	$102	$90
One to five years	1,215	1,130
Six to ten years	451	418
After ten years	499	401
Total	$2,267	$2,039

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and six months ended June 30, 2024. There were no unrealized gains or losses recognized in earnings on equity securities for the three and six months ended June 30, 2024 ($2 million of net unrealized gains for the three months ended June 30, 2023 and $10 million of net unrealized gains for the six months ended June 30, 2023).

Investments in Equity Securities	Jun 30, 2024	Dec 31, 2023
In millions
Readily determinable fair value	$15	$17
Not readily determinable fair value	$169	$171

Derivative Instruments
The notional amounts of the Company's derivative instruments at June 30, 2024 and December 31, 2023 were as follows:

Notional Amounts [1]	Jun 30, 2024	Dec 31, 2023
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$3,130	$3,000
Foreign currency contracts	$4,246	$2,316
Derivatives not designated as hedging instruments:
Interest rate contracts	$51	$59
Foreign currency contracts	$13,081	$5,824
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at June 30, 2024 and December 31, 2023 were as follows:

Commodity Notionals [1]	Jun 30, 2024	Dec 31, 2023	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	3.0	3.7	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	—	1.4	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2025
Foreign currency contracts	2026
Commodity contracts	2026

The following table provides the fair value and balance sheet classification of derivative instruments at June 30, 2024 and December 31, 2023:

Fair Value of Derivative Instruments	Jun 30, 2024			Dec 31, 2023
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$69	$(69)	$—	$73	$(73)	$—
Interest rate contracts [4]	—	—	—	59	(56)	3
Foreign currency contracts [3]	52	(36)	16	21	(5)	16
Foreign currency contracts [4]	—	—	—	5	—	5
Commodity contracts [3]	29	(14)	15	27	(21)	6
Commodity contracts [4]	3	(1)	2	2	(1)	1
Total	$153	$(120)	$33	$187	$(156)	$31
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$4	$(3)	$1
Foreign currency contracts [3]	61	(12)	49	33	(16)	17
Commodity contracts [3]	28	(16)	12	33	(28)	5
Commodity contracts [4]	3	—	3	—	—	—
Total	$92	$(28)	$64	$70	$(47)	$23
Total asset derivatives	$245	$(148)	$97	$257	$(203)	$54
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$140	$(69)	$71	$95	$(73)	$22
Interest rate contracts [6]	—	—	—	56	(56)	—
Foreign currency contracts [5]	45	(36)	9	8	(5)	3
Foreign currency contracts [6]	14	—	14	—	—	—
Commodity contracts [5]	18	(16)	2	34	(22)	12
Commodity contracts [6]	2	(1)	1	2	(1)	1
Total	$219	$(122)	$97	$195	$(157)	$38
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$—	$—	$—	$3	$(3)	$—
Foreign currency contracts [5]	17	(12)	5	38	(16)	22
Commodity contracts [5]	28	(17)	11	34	(28)	6
Commodity contracts [6]	2	—	2	—	—	—
Total	$47	$(29)	$18	$75	$(47)	$28
Total liability derivatives	$266	$(151)	$115	$270	$(204)	$66
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $16 million at June 30, 2024 ($22 million at December 31, 2023). There was zero cash collateral posted by counterparties with the Company at June 30, 2024 and December 31, 2023.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3]	$—	$—	$—	$—	$(23)	$—	$(23)	$—
Excluded components [3,4]	(4)	(4)	(42)	(5)	—	—	—	—
Cash flow hedges:
Interest rate contracts [3]	—	—	1	5	(7)	(2)	(9)	(4)
Foreign currency contracts [5]	(8)	1	(21)	1	4	(1)	5	1
Commodity contracts [5]	7	(6)	22	(149)	7	(52)	(1)	(161)
Excluded components [4,5]	—	—	(6)	—	(3)	—	(4)	—
Net foreign investment hedges:
Foreign currency contracts	6	12	8	3	—	—	—	—
Excluded components [4,6]	4	28	10	31	4	7	7	7
Total derivatives designated as hedging instruments	$5	$31	$(28)	$(114)	$(18)	$(48)	$(25)	$(157)
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$—	$1	$1	$1	$1
Foreign currency contracts [6]	—	—	—	—	29	(29)	60	6
Commodity contracts [5]	—	—	—	—	(6)	4	2	4
Total return swap [5]	—	—	—	—	4	10	26	3
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$28	$(14)	$89	$14
Total derivatives	$5	$31	$(28)	$(114)	$10	$(62)	$64	$(143)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.The excluded components are related to the time value of the derivatives designated as hedges.
5.Included in "Cost of sales" in the consolidated statements of income.
6.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Jun 30, 2024
In millions
Cash flow hedges:
Interest rate contracts	$(4)
Commodity contracts	$11
Foreign currency contracts	$2
Excluded components	$(4)
Net foreign investment hedges:
Excluded components	$4

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 21 to the Consolidated Financial Statements included in the 2023 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Jun 30, 2024				Dec 31, 2023
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$123	$—	$—	$123	$485	$—	$—	$485
Money market funds	Level 2	1,197	—	—	1,197	663	—	—	663
Marketable securities [2]	Level 2	605	—	(35)	570	1,361	—	(61)	1,300
Nonconsolidated affiliates [3]	Level 3				—				7
Other investments:
Debt securities: [4]
Government debt [5]	Level 2	1,010	2	(107)	905	766	3	(107)	662
Corporate bonds	Level 1	18	—	(1)	17	24	—	(3)	21
Corporate bonds	Level 2	1,039	7	(106)	940	1,148	17	(99)	1,066
Corporate bonds	Level 3	200	—	(23)	177	200	—	(89)	111
Equity securities [4,6]	Level 1	4	11	—	15	5	12	—	17
Derivatives relating to: [7]
Interest rates	Level 2	—	69	—	69	—	136	—	136
Foreign currency	Level 2	—	113	—	113	—	59	—	59
Commodities	Level 1	—	5	—	5	—	2	—	2
Commodities	Level 2	—	58	—	58	—	60	—	60
Total assets at fair value					$4,189				$4,589
Liabilities at fair value:
Long-term debt including debt due within one year [8]	Level 2	$(16,254)	$1,520	$(502)	$(15,236)	$(15,024)	$1,089	$(747)	$(14,682)
Guarantee liability [9]	Level 3				(167)				(178)
Derivatives relating to: [7]
Interest rates	Level 2	—	—	(140)	(140)	—	—	(154)	(154)
Foreign currency	Level 2	—	—	(76)	(76)	—	—	(46)	(46)
Commodities	Level 1	—	—	(7)	(7)	—	—	(2)	(2)
Commodities	Level 2	—	—	(43)	(43)	—	—	(68)	(68)
Total liabilities at fair value					$(15,669)				$(15,130)
1.The Company's held-to-maturity securities are primarily treasury bills and time deposits. At June 30, 2024, $103 million is included in "Cash and cash equivalents" ($485 million at December 31, 2023) and $20 million is included in "Other current assets" (zero at December 31, 2023) in the consolidated balance sheets.
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
7.See Note 18 for classification of derivatives in the consolidated balance sheets.
8.Cost includes fair value hedge adjustment gains of $19 million at June 30, 2024 and $49 million at December 31, 2023 on $5,129 million of debt at June 30, 2024 and $4,479 million at December 31, 2023.
9.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $85 million in private market securities and $16 million in real estate at June 30, 2024 ($86 million in private market securities and $18 million in real estate at December 31, 2023). There are no redemption restrictions and the unfunded commitments on these investments were $75 million at June 30, 2024 and December 31, 2023.

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

Fair Value Measurements on a Nonrecurring Basis
In the first quarter of 2024, the Company recognized impairment charges of $37 million related primarily to write-downs of certain manufacturing assets in the United States and Italy. The assets, classified as Level 3 measurements, were valued at $60 million using unobservable inputs. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics.

In the first quarter of 2024, as part of the 2023 Restructuring Program, the Company recorded impairment charges of $8 million for asset write-downs and write-offs related to the shutdown of certain polyurethanes assets, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

NOTE 20 – SEGMENTS AND GEOGRAPHIC REGIONS
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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Jun 30, 2024
Net sales	$5,515	$2,951	$2,243	$206	$10,915
Equity in earnings (losses) of nonconsolidated affiliates	$55	$(31)	$2	$—	$26
Dow Inc. Operating EBIT [1]	$703	$7	$146	$(37)	$819
Three months ended Jun 30, 2023
Net sales	$5,940	$3,177	$2,197	$106	$11,420
Equity in earnings (losses) of nonconsolidated affiliates	$19	$(83)	$6	$1	$(57)
Dow Inc. Operating EBIT [1]	$918	$(35)	$66	$(64)	$885
Six months ended Jun 30, 2024
Net sales	$10,945	$5,959	$4,395	$381	$21,680
Equity in earnings (losses) of nonconsolidated affiliates	$80	$(46)	$8	$1	$43
Dow Inc. Operating EBIT [1]	$1,308	$94	$187	$(96)	$1,493
Six months ended Jun 30, 2023
Net sales	$12,054	$6,555	$4,473	$189	$23,271
Equity in earnings (losses) of nonconsolidated affiliates	$40	$(156)	$9	$2	$(105)
Dow Inc. Operating EBIT [1]	$1,560	$88	$101	$(156)	$1,593
1.Operating EBIT for TDCC for the three and six months ended June 30, 2024 and 2023 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income" to Operating EBIT	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net income	$458	$501	$996	$428
+ Provision for income taxes	150	210	61	163
Income before income taxes	$608	$711	$1,057	$591
- Interest income	42	66	107	142
+ Interest expense and amortization of debt discount	197	172	396	357
- Significant items	(56)	(68)	(147)	(787)
Operating EBIT	$819	$885	$1,493	$1,593

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Jun 30, 2024					Six Months Ended Jun 30, 2024
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$—	$—	$(56)	$(56)	$(37)	$(8)	$—	$(102)	$(147)
Total	$—	$—	$—	$(56)	$(56)	$(37)	$(8)	$—	$(102)	$(147)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The six months ended June 30, 2024 also includes impairment charges related to the write-down of certain manufacturing assets. See Note 5 for additional information.

Significant Items by Segment	Three Months Ended Jun 30, 2023					Six Months Ended Jun 30, 2023
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$(8)	$—	$(47)	$(55)	$(1)	$(48)	$(67)	$(490)	$(606)
Litigation related charges, awards and adjustments [2]	—	—	—	—	—	—	(177)	—	—	(177)
Indemnification and other transactions related costs [3]	—	—	—	(13)	(13)	—	—	—	(4)	(4)
Total	$—	$(8)	$—	$(60)	$(68)	$(1)	$(225)	$(67)	$(494)	$(787)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The six months ended June 30, 2023 also includes certain gains and losses associated with previously impaired equity investments.
2.Includes a loss associated with legacy agricultural products groundwater contamination matters. See Note 12 for additional information.
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

OUTLOOK
In the second half of the year, the Company is focused on continuing to deliver sequential earnings improvements while navigating through the slower macro environment. While near-term demand in many markets Dow serves is growing, building and construction and consumer durables are unlikely to significantly change in 2024. Dow will continue driving higher sales through its innovation portfolio and diverse product mix. By leveraging its global scale, strategically advantaged cost positions, and counter-cyclical growth investments, the Company remains on track to enable higher earnings and shareholder returns.

OVERVIEW
The following is a summary of the results for the three months ended June 30, 2024:
•The Company reported net sales in the second quarter of 2024 of $10.9 billion, down 4 percent from $11.4 billion in the second quarter of 2023, with decreases across all geographic regions and mixed by operating segment; Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 7 percent) and Performance Materials & Coatings (up 2 percent).
•Local price decreased 4 percent compared with the second quarter of 2023, with decreases across all operating segments and geographic regions; Packaging & Specialty Plastics and Performance Materials & Coatings (both down 4 percent) and Industrial Intermediates & Infrastructure (down 7 percent).
•Volume increased 1 percent compared with the second quarter of 2023 and was mixed by operating segment; Packaging & Specialty Plastics (down 3 percent), Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (up 7 percent). Volume increased in the U.S. & Canada (up 3 percent) and Asia Pacific (up 1 percent) and was flat in Latin America and EMEAI.
•Currency had an unfavorable impact of 1 percent on net sales compared with the second quarter of 2023, driven by Asia Pacific (down 3 percent) and EMEAI (down 1 percent).
•Equity in earnings of nonconsolidated affiliates was $26 million in the second quarter of 2024, compared with equity in losses of nonconsolidated affiliates of $57 million in the second quarter of 2023, primarily due to improved results at the Company's Kuwait and Sadara joint ventures.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $439 million and $441 million, respectively, in the second quarter of 2024, compared with $485 million and $487 million, respectively, in the second quarter of 2023. Earnings per share for Dow Inc. was $0.62 in the second quarter of 2024, compared with $0.68 per share in the second quarter of 2023.
•Cash provided by operating activities - continuing operations was $832 million in the second quarter of 2024, down $515 million compared with the second quarter of 2023. Cash provided by operating activities - continuing operations was up $372 million compared with the first quarter of 2024.
•On April 2, 2024, the Company announced that Mauro Gregorio, President of Performance Materials & Coatings, had elected to retire in the third quarter of 2024 after 40 years of service.

•On April 2, 2024, the Company announced that Brendy Lange, business vice president of Dow Industrial Solutions, was named President of Performance Materials & Coatings.
•On April 11, 2024, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 14, 2024, to shareholders of record as of May 31, 2024.
•On May 2, 2024, the Company announced it entered into a definitive agreement to sell its flexible packaging laminating adhesives business, within Packaging & Specialty Plastics, to Arkema S.A. with a transaction value of approximately $150 million.
•On May 16, 2024, the Company announced it will expand its Protect the Climate targets by setting distinct milestones for climate change mitigation that focus on water and nature conservation. Additional information can be found on the Company's website.
•On June 18, 2024, Dow Inc. released its INtersections Report, highlighting how the Company is advancing its ambition to be the most innovative, customer-centric, inclusive and sustainable materials science company in the world. Additional information can be found on the Company's website.
•On June 20, 2024, the Company announced it signed an agreement to acquire Circulus Holdings, PBLLC, a U.S. company that recycles plastic waste into post-consumer resin, with a total capacity of 50,000 metric tons per year.
In addition, the following events occurred subsequent to the second quarter of 2024:
•On July 1, 2024, Fitch Ratings affirmed TDCC's BBB+ and F1 rating, and affirmed its outlook of stable. Also on July 1, 2024, Standard & Poor's affirmed TDCC's BBB and A-2 rating, and affirmed its outlook of stable.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net sales	$10,915	$11,420	$21,680	$23,271

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Jun 30, 2024				Six Months Ended Jun 30, 2024
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(4)%	—%	(3)%	(7)%	(6)%	—%	(3)%	(9)%
Industrial Intermediates & Infrastructure	(7)	(1)	1	(7)	(11)	(1)	3	(9)
Performance Materials & Coatings	(4)	(1)	7	2	(6)	(1)	5	(2)
Total	(4)%	(1)%	1%	(4)%	(7)%	(1)%	1%	(7)%
Total, excluding the Hydrocarbons & Energy business	(6)%	(1)%	4%	(3)%	(8)%	(1)%	4%	(5)%
U.S. & Canada	(4)%	—%	3%	(1)%	(6)%	—%	2%	(4)%
EMEAI	(4)	(1)	—	(5)	(9)	—	(1)	(10)
Asia Pacific	(6)	(3)	1	(8)	(9)	(2)	4	(7)
Latin America	(7)	—	—	(7)	(7)	—	1	(6)
Total	(4)%	(1)%	1%	(4)%	(7)%	(1)%	1%	(7)%

Net sales in the second quarter of 2024 were $10.9 billion, down 4 percent from $11.4 billion in the second quarter of 2023, with local price down 4 percent, volume up 1 percent and an unfavorable currency impact of 1 percent. Net sales decreased in all operating segments except Performance Materials & Coatings, and across all geographic regions. Local price decreased in Packaging & Specialty Plastics (down 4 percent), Industrial Intermediates & Infrastructure (down 7 percent), and Performance Materials & Coatings (down 4 percent), and in all geographic regions. Volume increased in the U.S. & Canada and Asia Pacific and was flat in EMEAI and Latin America. Volume decreased in Packaging & Specialty Plastics (down 3 percent), and increased in Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (up 7 percent). Currency unfavorably impacted net sales by 1 percent, driven by Asia Pacific (down 3 percent) and EMEAI (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 3 percent.

Net sales for the first six months of 2024 were $21.7 billion, down 7 percent from $23.3 billion in the same period last year, with local price down 7 percent, volume up 1 percent and an unfavorable currency impact of 1 percent. Net sales decreased in all operating segments and geographic regions. Local price decreased in all geographic regions and in Packaging & Specialty Plastics (down 6 percent), Industrial Intermediates & Infrastructure (down 11 percent), and Performance Materials & Coatings (down 6 percent), driven by lower global feedstock and energy costs. Volume increased in all geographic regions except EMEAI. Volume decreased in Packaging & Specialty Plastics (down 3 percent), and increased in Industrial Intermediates & Infrastructure (up 3 percent) and Performance Materials & Coatings (up 5 percent). Currency unfavorably impacted net sales by 1 percent, driven by Asia Pacific. Excluding the Hydrocarbons & Energy business, net sales decreased 5 percent.

Cost of Sales
Cost of sales ("COS") was $9.6 billion in the second quarter of 2024, compared with $9.9 billion in the second quarter of 2023. For the first six months of 2024, COS was $19.1 billion compared with $20.5 billion in the first six months of 2023. COS for the three and six months ended June 30, 2024 decreased primarily due to lower raw material costs, lower global energy and feedstock costs and the impact of structural cost improvements, partially offset by increased planned maintenance turnaround spending. COS as a percentage of net sales was 87.9 percent in the second quarter of 2024 (86.5 percent in the second quarter of 2023) and 88.0 percent for the first six months of 2024 (88.1 percent for the first six months of 2023), reflecting lower sales driven by a decrease in local price.

Research and Development Expenses
Research and development ("R&D") expenses totaled $196 million in the second quarter of 2024, compared with $205 million in the second quarter of 2023. R&D expenses decreased in the second quarter of 2024 primarily due to lower performance-based compensation costs. R&D expenses for the first six months of 2024 were $400 million compared with $419 million in the first six months of 2023. R&D expenses for the first six months of 2024 decreased primarily due to lower fringe benefit expense, the impact of structural cost improvements, and lower performance based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $390 million in the second quarter of 2024, compared with $408 million in the second quarter of 2023. SG&A expenses decreased in the second quarter of 2024 primarily due to lower performance-based compensation costs and the impact of structural cost improvements. For the first six months of 2024, SG&A expenses were $832 million, compared with $836 million in the first six months of 2023. SG&A expenses for the first six months of 2024 decreased primarily due to the impact of structural cost improvements and lower performance based compensation costs, which were partially offset by higher bad debt expense as a result of a resolution of a dispute with a customer.

Amortization of Intangibles
Amortization of intangibles was $77 million in the second quarter of 2024 compared with $81 million in the second quarter of 2023. In the first six months of 2024, amortization of intangibles was $158 million, compared with $162 million in the first six months of 2023.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $26 million in the second quarter of 2024, compared with equity in losses of nonconsolidated affiliates of $57 million in the second quarter of 2023, an increase of $83 million, primarily due to improved performance and lower planned maintenance turnaround activity at the Kuwait and Sadara joint ventures. The Company's share of equity in earnings of nonconsolidated affiliates was $43 million for the first six months of 2024, compared with equity in losses of nonconsolidated affiliates of $105 million for the first six months of 2023, primarily due to improved performance and lower planned maintenance turnaround activity at the Kuwait and Sadara joint ventures. Cash dividends from nonconsolidated affiliates were $199 million in the first six months of 2024, compared with $162 million in the first six months of 2023.

Sundry Income (Expense) – Net
Sundry income (expense) - net for the three months ended June 30, 2024 was income of $76 million and $74 million for Dow Inc. and TDCC, respectively, compared with income of $31 million and $29 million, respectively, for the three months ended June 30, 2023. The second quarter of 2024 and 2023 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, which were partially offset by foreign currency exchange losses. The increase in sundry income is primarily due to lower foreign currency exchange losses, which were partially offset by a decrease in non-operating pension and postretirement benefit plan credits.

Sundry income (expense) - net for the six months ended June 30, 2024 was income of $137 million and $135 million for Dow Inc. and TDCC, respectively, compared with income of $110 million and $98 million, respectively, for the six months ended June 30, 2023. The first six months of 2024 and 2023 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, which were partially offset by foreign currency exchange losses. The increase in sundry income is primarily due to lower foreign currency exchange losses, which were partially offset by a decrease in non-operating pension and postretirement benefit plan credits and gains on sales of other assets and investments.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $197 million in the second quarter of 2024, compared with $172 million in the second quarter of 2023. Interest expense and amortization of debt discount was $396 million in the first six months of 2024 compared with $357 million in the first six months of 2023. The increase in interest expense is primarily due to borrowings outside of the United States and $1.25 billion of senior unsecured notes issued in the first quarter of 2024.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the second quarter of 2024, the Company reported a provision for income taxes of $150 million, resulting in an effective tax rate of 24.7 percent and 24.6 percent for Dow Inc. and TDCC, respectively. In the second quarter of 2023, the Company reported a provision for income taxes of $210 million, resulting in an effective tax rate of 29.5 percent for Dow Inc. and TDCC. For the first six months of 2024, the Company reported a provision for income taxes of $61 million, resulting in an effective tax rate of 5.8 percent and 5.7 percent for Dow Inc. and TDCC, respectively. For the first six months of 2023, the Company reported a provision for income taxes of $163 million, resulting in an effective tax rate of 27.6 percent and 27.8 percent for Dow Inc. and TDCC, respectively. See Note 7 to the Consolidated Financial Statements for additional information about the Company's income taxes and effective tax rates.

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

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $439 million, or $0.62 per share, in the second quarter of 2024, compared with $485 million, or $0.68 per share, in the second quarter of 2023. Net income available for Dow Inc. common stockholders was $955 million, or $1.35 per share, in the first six months of 2024, compared with $392 million, or $0.54 per share, in the first six months of 2023. See Note 8 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $441 million in the second quarter of 2024, compared with $487 million in the second quarter of 2023. Net income available for the TDCC common stockholder was $962 million in the first six months of 2024, compared with $387 million in the first six months of 2023. TDCC's common shares are owned solely by Dow Inc.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net sales	$5,515	$5,940	$10,945	$12,054
Operating EBIT	$703	$918	$1,308	$1,560
Equity earnings	$55	$19	$80	$40

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2024	Jun 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%	(6)%
Currency	—	—
Volume	(3)	(3)
Total	(7)%	(9)%

Packaging & Specialty Plastics net sales were $5,515 million in the second quarter of 2024, down 7 percent from net sales of $5,940 million in the second quarter of 2023, with local price down 4 percent, volume down 3 percent and currency flat. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower pricing of downstream polymers and polyethylene primarily due to lower energy prices. Local price increased in Hydrocarbons & Energy, primarily in EMEAI, as prices for co-products are generally correlated to Brent crude oil prices, which on average increased 9 percent compared with 2023. Volume increased in Packaging and Specialty Plastics, primarily in the U.S. & Canada, due to higher downstream polymers and polyethylene demand which more than offset a decrease in non-recurring licensing sales. Volume decreased in Hydrocarbons & Energy in all geographic regions, led by EMEAI, primarily driven by lighter feedslate cracking.

Operating EBIT was $703 million in the second quarter of 2024, down $215 million from Operating EBIT of $918 million in the second quarter of 2023. Operating EBIT decreased due to lower selling prices, reduced demand, higher planned maintenance activity and lower non-recurring licensing sales, which were partially offset by lower raw material, feedstock and energy costs.

Packaging & Specialty Plastics net sales were $10,945 million in the first six months of 2024, down 9 percent from net sales of $12,054 million in the first six months of 2023. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven primarily by lower raw material and energy prices. Local price decreased in Hydrocarbons & Energy, primarily in Latin America and the U.S. & Canada, due to lower energy and feedstock costs. Volume increased in Packaging and Specialty Plastics, with increases in all geographic regions led by Asia Pacific, due to higher downstream polymers and polyethylene demand, which more than offset a decrease in non-recurring licensing sales. Volume decreased in Hydrocarbons & Energy primarily driven by higher internal derivative demand and lighter feedslate cracking.

Operating EBIT was $1,308 million in the first six months of 2024, down $252 million from Operating EBIT of $1,560 million in the first six months of 2023. Operating EBIT decreased primarily due to lower selling prices, reduced demand and higher planned maintenance costs, which were partially offset by lower raw material, energy and feedstock costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net sales	$2,951	$3,177	$5,959	$6,555
Operating EBIT	$7	$(35)	$94	$88
Equity losses	$(31)	$(83)	$(46)	$(156)

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2024	Jun 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(7)%	(11)%
Currency	(1)	(1)
Volume	1	3
Total	(7)%	(9)%

Industrial Intermediates & Infrastructure net sales were $2,951 million in the second quarter of 2024, down 7 percent from $3,177 million in the second quarter of 2023, with local price down 7 percent, volume up 1 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Volume increased in Polyurethanes & Construction Chemicals, with gains in EMEAI, led by building and construction and industrial applications, partially offset by declines in Asia Pacific and the U.S. & Canada, which included the impact of a third-party supplier outage. Volume was flat in Industrial Solutions, with increases in Asia Pacific and EMEAI, offset by a decline in the U.S. & Canada due to an outage from 2023 related to a significant unplanned event at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted at the end of June. Currency had an unfavorable impact on sales in both businesses, driven by EMEAI and Asia Pacific.

Operating EBIT was $7 million in the second quarter of 2024, up $42 million from a loss of $35 million in the second quarter of 2023. Operating EBIT increased primarily due to lower raw material, energy and feedstock costs, improved results at the EQUATE and Sadara joint ventures, and volume gains, which were partially offset by lower selling prices in both businesses.

Industrial Intermediates & Infrastructure net sales were $5,959 million in the first six months of 2024, down 9 percent from $6,555 million in the first six months of 2023. Local price decreased in both businesses and across all geographic regions. Volume increased in Polyurethanes & Construction Chemicals, led by building and construction and industrial applications primarily in EMEAI. Volume decreased in Industrial Solutions, primarily in the U.S. & Canada, due to an outage from 2023 related to a significant unplanned event at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted at the end of June, offset by increases in Asia Pacific and EMEAI. Currency had an unfavorable impact on sales in both businesses, driven by Asia Pacific and EMEAI.

Operating EBIT was $94 million in the first six months of 2024, up $6 million from Operating EBIT of $88 million in the first six months of 2023. Operating EBIT increased primarily due to lower raw material, energy and feedstock costs and improved results at the EQUATE and Sadara joint ventures, which were partially offset by lower selling prices in both businesses and an outage from 2023 at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted at the end of June.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net sales	$2,243	$2,197	$4,395	$4,473
Operating EBIT	$146	$66	$187	$101
Equity earnings	$2	$6	$8	$9

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2024	Jun 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%	(6)%
Currency	(1)	(1)
Volume	7	5
Total	2%	(2)%

Performance Materials & Coatings net sales were $2,243 million in the second quarter of 2024, up 2 percent from net sales of $2,197 million in the second quarter of 2023, with volume up 7 percent, local price down 4 percent, and an unfavorable currency impact of 1 percent. Volume increased in both businesses and in all geographic regions, driven by increased demand. The volume increase in Coatings & Performance Monomers was broad-based and led by acrylic monomers. The volume increase in Consumer Solutions was led by home and personal care and consumer and electronics applications. Local price decreased in Coatings & Performance Monomers in all geographic regions except Asia Pacific. Local price decreased in Consumer Solutions across all geographic regions. Currency unfavorably impacted sales in both businesses, driven by Asia Pacific.

Operating EBIT was $146 million in the second quarter of 2024, up $80 million from Operating EBIT of $66 million in the second quarter of 2023. Operating EBIT increased in both businesses primarily due to improved demand, higher operating rates, and lower planned maintenance activity, which were partially offset by lower selling prices.

Performance Materials & Coatings net sales were $4,395 million in the first six months of 2024, down 2 percent from net sales of $4,473 million in the first six months of 2023, with local price down 6 percent, volume up 5 percent and an unfavorable currency impact of 1 percent. Local price decreased in Consumer Solutions across all geographic regions primarily driven by unfavorable supply and demand dynamics. Local price decreased in Coatings & Performance Monomers in all geographic regions except Asia Pacific, which was flat. Volume increased in both businesses and in all geographic regions, driven by increased demand. The volume increase in Consumer Solutions was led by consumer and electronics, home and personal care, and industrial and chemical processing applications, and in Coatings & Performance Monomers the increase was led by acrylic monomers. Currency unfavorably impacted sales in both businesses, driven by Asia Pacific.

Operating EBIT was $187 million in the first six months of 2024, up $86 million from Operating EBIT of $101 million in the first six months of 2023. Operating EBIT increased primarily due to higher operating rates and improved demand, which were partially offset by lower selling prices.

CORPORATE

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Net sales	$206	$106	$381	$189
Operating EBIT	$(37)	$(64)	$(96)	$(156)
Equity earnings	$—	$1	$1	$2

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $206 million in the second quarter of 2024, an increase from net sales of $106 million in the second quarter of 2023. Net sales were $381 million in the first six months of 2024, an increase from net sales of $189 million in the first six months of 2023.

Operating EBIT was a loss of $37 million in the second quarter of 2024, compared with a loss of $64 million in the second quarter of 2023. Operating EBIT was a loss of $96 million in the first six months of 2024, compared with a loss of $156 million in the first six months of 2023. Operating EBIT increased primarily due to lower environmental costs and increased income from insurance operations.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,341 million at June 30, 2024 and $2,987 million at December 31, 2023, of which $2,090 million at June 30, 2024 and $1,984 million at December 31, 2023 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At June 30, 2024, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
In millions
Cash provided by (used for):
Operating activities - continuing operations	$1,292	$1,878	$1,300	$1,896
Operating activities - discontinued operations	8	4	—	—
Operating activities	1,300	1,882	1,300	1,896
Investing activities	(765)	(834)	(765)	(834)
Financing activities	(129)	(1,907)	(129)	(1,921)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first six months of 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital and performance-based compensation payments. Cash provided by operating activities from continuing operations in the first six months of 2023 was primarily driven by the Company's cash earnings, which were partially offset by cash used for working capital requirements and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
In millions
Current assets	$18,053	$17,614	$18,029	$17,676
Current liabilities	10,308	9,957	10,214	9,849
Net working capital	$7,745	$7,657	$7,815	$7,827
Current ratio	1.75:1	1.77:1	1.77:1	1.79:1

Working Capital Metrics	Three Months Ended
	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023

Days sales outstanding in trade receivables	43	42	45
Days sales in inventory	61	60	61
Days payables outstanding	65	61	61

Cash provided by operating activities from discontinued operations in the first six months of 2024 and 2023 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first six months of 2024 and 2023 were primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $1,437 million in the first six months of 2024, compared with $1,001 million in the first six months of 2023. The Company expects full year capital spending in 2024 to be approximately $3 billion, which includes the ramp up of the construction of the Fort Saskatchewan Path2Zero project aligned to the Company's Decarbonize & Grow strategy. The Company expects capital spending for this key growth project to average approximately $1 billion annually through 2029. Enterprise-wide capital spending is expected to exceed depreciation and amortization through 2027, during the first phase of the project, and average depreciation and amortization over the economic cycle. As evidenced across prior economic cycles, the Company will adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first six months of 2024 for Dow Inc. was primarily related to dividends paid to stockholders, purchases of treasury stock and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt. Cash used for financing activities in the first six months of 2024 for TDCC was primarily related to dividends paid to Dow Inc. and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt. Cash used for financing activities in the first six months of 2023 was primarily for debt related activities. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Six Months Ended
	Jun 30, 2024	Jun 30, 2023
In millions
Cash provided by operating activities - continuing operations (GAAP)	$1,292	$1,878
Capital expenditures	(1,437)	(1,001)
Free Cash Flow (non-GAAP)	$(145)	$877

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Six Months Ended
	Jun 30, 2024	Jun 30, 2023
In millions
Net income (GAAP)	$996	$428
+ Provision for income taxes	61	163
Income before income taxes	$1,057	$591
- Interest income	107	142
+ Interest expense and amortization of debt discount	396	357
- Significant items ¹	(147)	(787)
Operating EBIT (non-GAAP)	$1,493	$1,593
+ Depreciation and amortization	1,402	1,297
Operating EBITDA (non-GAAP)	$2,895	$2,890
Cash provided by operating activities - continuing operations (GAAP)	$1,292	$1,878
Cash flow from operations to net income (GAAP)	129.7%	438.8%
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	44.6%	65.0%
1.The six months ended June 30, 2024 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program and impairment charges related to write-downs of certain manufacturing assets. The six months ended June 30, 2023 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, certain gains and losses associated with previously impaired equity investments, a loss associated with legacy agricultural products groundwater contamination matters and activity related to the separation from DowDuPont. See Note 20 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at June 30, 2024. Cash and committed and available forms of liquidity were $13.0 billion at June 30, 2024. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer, the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at June 30, 2024. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to June 30, 2024.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2024, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at June 30, 2024.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the first six months of 2024, there were $264 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities (no sales of receivables in the first six months of 2023). At June 30, 2024, approximately $142 million of sold receivables were outstanding.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity. Sales of receivables under this facility were $378 million in the first six months of 2024 (no sales of receivables in the first six months of 2023). At June 30, 2024, approximately $213 million of sold receivables were outstanding. See Note 10 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. Sales of receivables under this facility were $408 million in the first six months of 2024 (no sales of receivables in the first six months of 2023). At June 30, 2024, approximately $268 million of sold receivables were outstanding. See Note 10 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At June 30, 2024, the Company had monetized $187 million of its existing COLI policies' surrender value ($97 million at December 31, 2023). See Note 6 to the Consolidated Financial Statements for additional information.

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

Total Debt	Dow Inc.		TDCC
	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
In millions
Notes payable	$114	$62	$114	$62
Long-term debt due within one year	238	117	238	117
Long-term debt	16,016	14,907	16,016	14,907
Gross debt	$16,368	$15,086	$16,368	$15,086
- Cash and cash equivalents	3,341	2,987	3,341	2,987
- Marketable securities [1]	570	1,300	570	1,300
Net debt	$12,457	$10,799	$12,457	$10,799
Total equity	$18,800	$19,108	$19,002	$19,406
Gross debt as a percent of total capitalization	46.5%	44.1%	46.3%	43.7%
Net debt as a percent of total capitalization	39.9%	36.1%	39.6%	35.8%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.44 to 1.00 at June 30, 2024. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2024. For information on TDCC's debt covenants and default provisions, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2024.

In the first quarter of 2024, the Company issued $1.25 billion of senior unsecured notes. The offering included $600 million aggregate principal amount of 5.15 percent notes due 2034 and $650 million aggregate principal amount of 5.60 percent notes due 2054. The issuance was completed under the Company's Green Finance Framework, which is available on the Company's website. The Company will distribute the proceeds toward projects that support the execution of its sustainability strategy and achieve its targets focused on climate protection and a circular economy, including applicable expenditures and investments related to the Company's Fort Saskatchewan Path2Zero project, which is expected to deliver organic growth while decarbonizing 20 percent of the Company’s global ethylene capacity.

In the second quarter of 2024, the Company redeemed $10 million aggregate principal amount of 2.10 percent notes due November 2030, $30 million aggregate principal amount of 4.25 percent notes due October 2034, $8 million aggregate principal amount of 5.25 percent notes due November 2041 and $12 million aggregate principal amount of 4.375 percent notes due November 2042. As a result of the redemption, the Company recognized a pretax gain on the early extinguishment of debt of $5 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In the first six months of 2024, the Company issued an aggregate principal amount of $24 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $69 million of long-term debt.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2024, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Ratings	Baa1	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

On January 19, 2024, Moody's Ratings affirmed TDCC's Baa1 and P-2 rating, and affirmed its outlook of stable. On July 1, 2024, Fitch Ratings affirmed TDCC's BBB+ and F1 rating, and affirmed its outlook of stable. On July 1, 2024, Standard & Poor's also affirmed TDCC's BBB and A-2 rating, and affirmed its outlook of stable. These credit agencies' decisions were made as part of their annual review process and reflect the Company's supportive financial policies, scale, liquidity and cost-advantaged footprint.

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

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Dow Inc. Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended June 30, 2024, TDCC declared and paid a dividend of $686 million to Dow Inc. ($1,477 million of dividend declared and $1,384 of dividend paid to Dow Inc. for the six months ended June 30, 2024). At June 30, 2024, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $200 million of its common stock in the second quarter of 2024 ($400 million in the first six months of 2024). At June 30, 2024, approximately $1,025 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. In the second quarter of 2024, the Company received a pension asset reversion of approximately $70 million (approximately $90 million in the second quarter of 2023) for a portion of the excess funding of one of its plans in Europe. These plan asset reversions are included in "Other assets and liabilities, net" in the consolidated statements of cash flows.

As announced in 2021, all U.S. pension plans were frozen for substantially all employees who participated in the U.S. defined benefit pension programs effective December 31, 2023. In the fourth quarter of 2023, the Company spun off a portion of each of the Company’s two existing tax-qualified U.S defined benefit pension plans into two new tax-qualified pension plans, which includes the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest, and the spin of these plans provide the Company the ability to separately manage the assets and obligations of these plans with like benefits. In the second quarter of 2024, as part of its ongoing pension de-risking initiatives, the Company initiated the termination of the two new tax-qualified pension plans. As part of the plan termination process, the Company will offer participants of these plans annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025, with minimal additional funding, if any, required from the Company, and are anticipated to result in pension settlement charges, with the amounts dependent on various factors, including interest rates, plan asset returns, annuity pricing and participant distribution elections.

See Note 16 to the Consolidated Financial Statements, and Note 18 to the Consolidated Financial Statements included in the 2023 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2023 Restructuring Program are expected to result in additional cash expenditures of $61 million, primarily through 2024, and consist of severance and related benefit costs. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $186 million, primarily through 2024. Restructuring implementation and efficiency costs totaled $56 million and $102 million for the three and six months ended June 30, 2024, respectively.

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

Contractual Obligations at Jun 30, 2024	Payments Due In
In millions	2024	2025-2026	2027-2028	2029 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$64	$649	$1,931	$13,864	$16,508
Expected cash requirements for interest [2]	403	1,508	1,444	9,220	12,575
Purchase obligations [3]	1,838	2,983	2,221	5,341	12,383
Total	$2,305	$5,140	$5,596	$28,425	$41,466
1.Excludes unamortized debt discount and issuance costs of $254 million. Includes finance lease obligations of $969 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at June 30, 2024, and includes $109 million of various floating rate notes.
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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2024	2023
Claims unresolved at Jan 1	6,367	6,873
Claims filed	2,182	1,911
Claims settled, dismissed or otherwise resolved	(2,370)	(1,622)
Claims unresolved at Jun 30	6,179	7,162
Claimants with claims against both Union Carbide and Amchem	(1,016)	(1,457)
Individual claimants at Jun 30	5,163	5,705

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first six months of 2024. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2024	—	$—	—	$1,225
May 2024	2,369,876	$58.19	2,369,876	$1,087
June 2024	1,110,570	$55.92	1,110,570	$1,025
Second quarter 2024	3,480,446	$57.46	3,480,446	$1,025
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

Date: July 26, 2024

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)