Form 10-Q
period 2024-09-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2024-10-25
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Dow Inc. had 700,091,690 shares of common stock, $0.01 par value, outstanding at September 30, 2024. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at September 30, 2024, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with a reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2024

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; any global and regional economic impacts of a pandemic or other public health-related risks and events on Dow’s business; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to Dow's contemplated capital and operating projects; Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe, including the completion and success of its integrated ethylene cracker and derivatives facility in Alberta, Canada; size of the markets for Dow’s products and services and ability to compete in such markets; failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics, and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in Dow’s information technology networks and systems, including the impact of cyberattacks; and risks related to Dow’s separation from DowDuPont Inc. such as Dow’s obligation to indemnify DuPont de Nemours, Inc. and/or Corteva, Inc. for certain liabilities.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net sales	$10,879	$10,730	$32,559	$34,001
Cost of sales	9,809	9,592	28,888	30,096
Research and development expenses	208	197	608	616
Selling, general and administrative expenses	396	380	1,228	1,216
Amortization of intangibles	76	81	234	243
Restructuring and asset related charges - net	24	—	69	549
Equity in earnings (losses) of nonconsolidated affiliates	2	(7)	45	(112)
Sundry income (expense) - net	119	92	256	202
Interest income	36	44	143	186
Interest expense and amortization of debt discount	199	192	595	549
Income before income taxes	324	417	1,381	1,008
Provision for income taxes	84	90	145	253
Net income	240	327	1,236	755
Net income attributable to noncontrolling interests	26	25	67	61
Net income available for Dow Inc. common stockholders	$214	$302	$1,169	$694

Per common share data:
Earnings per common share - basic	$0.30	$0.43	$1.65	$0.97
Earnings per common share - diluted	$0.30	$0.42	$1.65	$0.97

Weighted-average common shares outstanding - basic	702.3	704.0	703.5	706.4
Weighted-average common shares outstanding - diluted	703.6	707.5	704.9	709.7

Depreciation	$501	$484	$1,470	$1,443
Capital expenditures	$736	$597	$2,173	$1,598
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net income	$240	$327	$1,236	$755
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	34	(20)	89	72
Cumulative translation adjustments	199	(147)	34	(149)
Pension and other postretirement benefit plans	18	(2)	52	—
Derivative instruments	31	(25)	3	(45)
Total other comprehensive income (loss)	282	(194)	178	(122)
Comprehensive income	522	133	1,414	633
Comprehensive income attributable to noncontrolling interests, net of tax	26	25	67	61
Comprehensive income attributable to Dow Inc.	$496	$108	$1,347	$572
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$2,883	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $111; 2023: $81)	5,380	4,718
Other	1,936	1,896
Inventories	6,741	6,076
Other current assets	1,037	1,937
Total current assets	17,977	17,614
Investments
Investment in nonconsolidated affiliates	1,303	1,267
Other investments (investments carried at fair value - 2024: $2,135; 2023: $1,877)	2,854	2,740
Noncurrent receivables	525	438
Total investments	4,682	4,445
Property
Property	62,642	60,203
Less: Accumulated depreciation	40,549	39,137
Net property	22,093	21,066
Other Assets
Goodwill	8,684	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,645; 2023: $5,374)	1,840	2,072
Operating lease right-of-use assets	1,301	1,320
Deferred income tax assets	1,526	1,486
Deferred charges and other assets	1,286	1,323
Total other assets	14,637	14,842
Total Assets	$59,389	$57,967
Liabilities and Equity
Current Liabilities
Notes payable	$111	$62
Long-term debt due within one year	296	117
Accounts payable:
Trade	5,093	4,529
Other	1,955	1,797
Operating lease liabilities - current	316	329
Income taxes payable	257	419
Accrued and other current liabilities	2,799	2,704
Total current liabilities	10,827	9,957
Long-Term Debt	16,164	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	397	399
Pension and other postretirement benefits - noncurrent	4,689	4,932
Asbestos-related liabilities - noncurrent	727	788
Operating lease liabilities - noncurrent	1,023	1,032
Other noncurrent obligations	6,721	6,844
Total other noncurrent liabilities	13,557	13,995
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2024: 782,047,707 shares; 2023: 778,595,514 shares)	8	8
Additional paid-in capital	9,055	8,880
Retained earnings	21,459	21,774
Accumulated other comprehensive loss	(7,503)	(7,681)
Treasury stock at cost (2024: 81,956,017 shares; 2023: 76,302,081 shares)	(4,708)	(4,374)
Dow Inc.’s stockholders’ equity	18,311	18,607
Noncontrolling interests	530	501
Total equity	18,841	19,108
Total Liabilities and Equity	$59,389	$57,967
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
Operating Activities
Net income	$1,236	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,143	1,954
Credit for deferred income tax	(134)	(817)
Earnings of nonconsolidated affiliates less than dividends received	221	300
Net periodic pension benefit credit	(143)	(69)
Pension contributions	(92)	(111)
Net gain on sales of assets, businesses and investments	(58)	(49)
Restructuring and asset related charges - net	69	549
Other net loss	332	588
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(818)	365
Inventories	(676)	777
Accounts payable	601	(859)
Other assets and liabilities, net	(589)	153
Cash provided by operating activities - continuing operations	2,092	3,536
Cash provided by operating activities - discontinued operations	8	4
Cash provided by operating activities	2,100	3,540
Investing Activities
Capital expenditures	(2,173)	(1,598)
Investment in gas field developments	(157)	(175)
Purchases of previously leased assets	—	(5)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	36	66
Acquisitions of property and businesses, net of cash acquired	(121)	(103)
Investments in and loans to nonconsolidated affiliates	(25)	(4)
Distributions and loan repayments from nonconsolidated affiliates	—	2
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	63
Purchases of investments	(1,381)	(1,291)
Proceeds from sales and maturities of investments	2,386	1,244
Other investing activities, net	(21)	(45)
Cash used for investing activities	(1,456)	(1,846)
Financing Activities
Changes in short-term notes payable	(61)	(122)
Proceeds from issuance of short-term debt greater than three months	114	—
Payments on short-term debt greater than three months	(6)	—
Proceeds from issuance of long-term debt	1,443	76
Payments on long-term debt	(224)	(355)
Collections on securitization programs	28	8
Purchases of treasury stock	(494)	(500)
Proceeds from issuance of stock	51	63
Transaction financing, debt issuance and other costs	(13)	(1)
Employee taxes paid for share-based payment arrangements	(38)	(41)
Distributions to noncontrolling interests	(49)	(51)
Dividends paid to stockholders	(1,474)	(1,481)
Cash used for financing activities	(723)	(2,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(130)
Summary
Decrease in cash, cash equivalents and restricted cash	(61)	(840)
Cash, cash equivalents and restricted cash at beginning of period	3,048	3,940
Cash, cash equivalents and restricted cash at end of period	$2,987	$3,100
Less: Restricted cash and cash equivalents, included in "Other current assets"	104	20
Cash and cash equivalents at end of period	$2,883	$3,080
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	9,012	8,661	8,880	8,540
Common stock issued/sold	—	8	51	63
Stock-based compensation	86	77	285	217
Treasury stock issuances - compensation and benefit plans	(43)	(24)	(161)	(98)
Balance at end of period	9,055	8,722	9,055	8,722
Retained Earnings
Balance at beginning of period	21,739	22,570	21,774	23,180
Net income available for Dow Inc. common stockholders	214	302	1,169	694
Dividends to stockholders	(490)	(492)	(1,474)	(1,481)
Common control transaction	—	—	10	—
Other	(4)	(4)	(20)	(17)
Balance at end of period	21,459	22,376	21,459	22,376
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,785)	(7,067)	(7,681)	(7,139)
Other comprehensive income (loss)	282	(194)	178	(122)
Balance at end of period	(7,503)	(7,261)	(7,503)	(7,261)
Treasury Stock
Balance at beginning of period	(4,656)	(4,175)	(4,374)	(3,871)
Treasury stock purchases	(95)	(127)	(495)	(505)
Treasury stock issuances - compensation and benefit plans	43	24	161	98
Balance at end of period	(4,708)	(4,278)	(4,708)	(4,278)
Dow Inc.'s stockholders' equity	18,311	19,567	18,311	19,567
Noncontrolling Interests	530	513	530	513
Total Equity	$18,841	$20,080	$18,841	$20,080

Dividends declared per share of common stock	$0.70	$0.70	$2.10	$2.10
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net sales	$10,879	$10,730	$32,559	$34,001
Cost of sales	9,800	9,591	28,877	30,093
Research and development expenses	208	197	608	616
Selling, general and administrative expenses	396	380	1,228	1,216
Amortization of intangibles	76	81	234	243
Restructuring and asset related charges - net	24	—	69	549
Equity in earnings (losses) of nonconsolidated affiliates	2	(7)	45	(112)
Sundry income (expense) - net	118	71	253	169
Interest income	38	47	152	194
Interest expense and amortization of debt discount	199	192	595	549
Income before income taxes	334	400	1,398	986
Provision for income taxes	84	90	145	253
Net income	250	310	1,253	733
Net income attributable to noncontrolling interests	26	25	67	61
Net income available for The Dow Chemical Company common stockholder	$224	$285	$1,186	$672

Depreciation	$501	$484	$1,470	$1,443
Capital expenditures	$736	$597	$2,173	$1,598
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net income	$250	$310	$1,253	$733
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	34	(20)	89	72
Cumulative translation adjustments	199	(147)	34	(149)
Pension and other postretirement benefit plans	18	(2)	52	—
Derivative instruments	31	(25)	3	(45)
Total other comprehensive income (loss)	282	(194)	178	(122)
Comprehensive income	532	116	1,431	611
Comprehensive income attributable to noncontrolling interests, net of tax	26	25	67	61
Comprehensive income attributable to The Dow Chemical Company	$506	$91	$1,364	$550
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2024	Dec 31, 2023
Assets
Current Assets
Cash and cash equivalents	$2,883	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $111; 2023: $81)	5,380	4,718
Other	1,950	1,997
Inventories	6,741	6,076
Other current assets	999	1,898
Total current assets	17,953	17,676
Investments
Investment in nonconsolidated affiliates	1,303	1,267
Other investments (investments carried at fair value - 2024: $2,135; 2023: $1,877)	2,854	2,740
Noncurrent receivables	512	424
Total investments	4,669	4,431
Property
Property	62,642	60,203
Less accumulated depreciation	40,549	39,137
Net property	22,093	21,066
Other Assets
Goodwill	8,684	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,645; 2023: $5,374)	1,840	2,072
Operating lease right-of-use assets	1,301	1,320
Deferred income tax assets	1,526	1,486
Deferred charges and other assets	1,286	1,323
Total other assets	14,637	14,842
Total Assets	$59,352	$58,015
Liabilities and Equity
Current Liabilities
Notes payable	$111	$62
Long-term debt due within one year	296	117
Accounts payable:
Trade	5,093	4,529
Other	1,992	1,818
Operating lease liabilities - current	316	329
Income taxes payable	257	419
Accrued and other current liabilities	2,673	2,575
Total current liabilities	10,738	9,849
Long-Term Debt	16,164	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	397	399
Pension and other postretirement benefits - noncurrent	4,689	4,932
Asbestos-related liabilities - noncurrent	727	788
Operating lease liabilities - noncurrent	1,023	1,032
Other noncurrent obligations	6,575	6,702
Total other noncurrent liabilities	13,411	13,853
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	9,427	9,091
Retained earnings	16,585	17,495
Accumulated other comprehensive loss	(7,503)	(7,681)
The Dow Chemical Company’s stockholder's equity	18,509	18,905
Noncontrolling interests	530	501
Total equity	19,039	19,406
Total Liabilities and Equity	$59,352	$58,015
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
Operating Activities
Net income	$1,253	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,143	1,954
Credit for deferred income tax	(134)	(817)
Earnings of nonconsolidated affiliates less than dividends received	221	300
Net periodic pension benefit credit	(143)	(69)
Pension contributions	(92)	(111)
Net gain on sales of assets, businesses and investments	(58)	(49)
Restructuring and asset related charges - net	69	549
Other net loss	333	589
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(818)	365
Inventories	(676)	777
Accounts payable	601	(859)
Other assets and liabilities, net	(583)	205
Cash provided by operating activities	2,116	3,567
Investing Activities
Capital expenditures	(2,173)	(1,598)
Investment in gas field developments	(157)	(175)
Purchases of previously leased assets	—	(5)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	36	66
Acquisitions of property and businesses, net of cash acquired	(121)	(103)
Investments in and loans to nonconsolidated affiliates	(25)	(4)
Distributions and loan repayments from nonconsolidated affiliates	—	2
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	63
Purchases of investments	(1,381)	(1,291)
Proceeds from sales and maturities of investments	2,386	1,244
Other investing activities, net	(21)	(45)
Cash used for investing activities	(1,456)	(1,846)
Financing Activities
Changes in short-term notes payable	(61)	(122)
Proceeds from issuance of short-term debt greater than three months	114	—
Payments on short-term debt greater than three months	(6)	—
Proceeds from issuance of long-term debt	1,443	76
Payments on long-term debt	(224)	(355)
Collections on securitization programs	28	8
Proceeds from issuance of stock	51	63
Transaction financing, debt issuance and other costs	(13)	(1)
Employee taxes paid for share-based payment arrangements	(38)	(41)
Distributions to noncontrolling interests	(49)	(51)
Dividends paid to Dow Inc.	(1,984)	(2,008)
Cash used for financing activities	(739)	(2,431)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(130)
Summary
Decrease in cash, cash equivalents and restricted cash	(61)	(840)
Cash, cash equivalents and restricted cash at beginning of period	3,048	3,940
Cash, cash equivalents and restricted cash at end of period	$2,987	$3,100
Less: Restricted cash and cash equivalents, included in "Other current assets"	104	20
Cash and cash equivalents at end of period	$2,883	$3,080
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	9,341	8,822	9,091	8,627
Issuance of parent company stock - Dow Inc.	—	8	51	63
Stock-based compensation	86	77	285	217
Balance at end of period	9,427	8,907	9,427	8,907
Retained Earnings
Balance at beginning of period	16,964	18,469	17,495	19,472
Net income available for The Dow Chemical Company common stockholder	224	285	1,186	672
Dividends to Dow Inc.	(600)	(630)	(2,077)	(2,008)
Other	(3)	(5)	(19)	(17)
Balance at end of period	16,585	18,119	16,585	18,119
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,785)	(7,067)	(7,681)	(7,139)
Other comprehensive income (loss)	282	(194)	178	(122)
Balance at end of period	(7,503)	(7,261)	(7,503)	(7,261)
The Dow Chemical Company's stockholder's equity	18,509	19,765	18,509	19,765
Noncontrolling Interests	530	513	530	513
Total Equity	$19,039	$20,278	$19,039	$20,278
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

Accounting Guidance Issued But Not Adopted at September 30, 2024
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

SEC Final Rules Not Adopted at September 30, 2024
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

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 97 percent and 98 percent for the three and nine months ended September 30, 2024, respectively (98 percent for the three and nine months ended September 30, 2023). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2024, the Company had unfulfilled performance obligations of $775 million ($744 million at December 31, 2023) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Hydrocarbons & Energy	$1,433	$1,441	$4,347	$4,987
Packaging and Specialty Plastics	4,083	4,013	12,114	12,521
Packaging & Specialty Plastics	$5,516	$5,454	$16,461	$17,508
Industrial Solutions	$1,039	$1,012	$3,107	$3,235
Polyurethanes & Construction Chemicals	1,919	2,019	5,805	6,343
Other	4	4	9	12
Industrial Intermediates & Infrastructure	$2,962	$3,035	$8,921	$9,590
Coatings & Performance Monomers	$891	$839	$2,704	$2,572
Consumer Solutions	1,323	1,291	3,905	4,031
Performance Materials & Coatings	$2,214	$2,130	$6,609	$6,603
Corporate	$187	$111	$568	$300
Total	$10,879	$10,730	$32,559	$34,001

Net Trade Sales by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
U.S. & Canada	$4,149	$3,968	$12,470	$12,667
EMEAI [1]	3,568	3,398	10,624	11,225
Asia Pacific	1,890	2,067	5,712	6,172
Latin America	1,272	1,297	3,753	3,937
Total	$10,879	$10,730	$32,559	$34,001
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

Revenue recognized in the first nine months of 2024 from amounts included in contract liabilities at the beginning of the period was approximately $135 million (approximately $205 million in the first nine months of 2023). In the first nine months of 2024, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant (approximately $45 million in the first nine months of 2023).

The following table summarizes contract assets and liabilities at September 30, 2024 and December 31, 2023:

Contract Assets and Liabilities	Balance Sheet Classification	Sep 30, 2024	Dec 31, 2023
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,380	$4,718
Contract assets - current	Other current assets	$1	$13
Contract assets - noncurrent	Deferred charges and other assets	$2	$4
Contract liabilities - current	Accrued and other current liabilities	$251	$195
Contract liabilities - noncurrent	Other noncurrent obligations	$1,500	$1,642

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

Acquisition of North American Polyethylene Recycler
On August 1, 2024, the Company acquired Circulus Holdings, PBLLC, a U.S. company that recycles plastic waste into post-consumer resin, for a cash purchase of approximately $130 million. The acquisition includes two facilities in the United States with a total recycling capacity of 50,000 metric tons per year and supports Dow's efforts to transform plastic waste and other forms of alternative feedstocks into 3 million metric tons of circular and renewable solutions annually by 2030. The assets acquired and liabilities assumed as part of the acquisition were recorded at their estimated fair value as of the acquisition date, including property of $74 million and intangible assets, consisting primarily of technology and know-how, of $22 million, with the excess of purchase price over the fair value of net assets acquired of $36 million allocated to goodwill. These amounts are subject to adjustment upon completion of the valuation process.

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

2023 Restructuring Program
On January 25, 2023, the Dow Inc. Board of Directors ("Board") approved restructuring actions to achieve the Company's structural cost improvement initiatives in response to the continued economic impact from the global recessionary environment and to enhance its agility and long-term competitiveness across the economic cycle. These actions are expected to be substantially complete by the end of the first quarter of 2025. In the first quarter of 2024, the Company recorded additional pretax restructuring charges of $8 million for asset write-downs and write-offs related to the shutdown of certain polyurethanes assets within the Industrial Intermediates & Infrastructure segment. In the third quarter of 2024, the Company recorded additional pretax restructuring charges of $7 million for asset write-downs and write-offs related to the shutdown of certain silicones assets within the Performance Materials & Coatings segment. The impacted facilities are expected to be shutdown by the end of 2025. Additionally, the Company recorded a pretax restructuring charge of $16 million for severance and related benefit costs and a pretax restructuring charge of $1 million for additional asset write-downs and write-offs, related to Corporate.

The following table summarizes the activities related to the 2023 Restructuring Program, including segment information:

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
In millions
Packaging & Specialty Plastics	$—	$1	$1
Industrial Intermediates & Infrastructure	—	40	40
Performance Materials & Coatings	—	49	49
Corporate	344	107	451
Total restructuring charges	$344	$197	$541
Charges against the reserve	—	(197)	(197)
Cash payments	(11)	—	(11)
Reserve balance at Mar 31, 2023	$333	$—	$333
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(60)	—	(60)
Reserve balance at Jun 30, 2023	$273	$—	$273
Cash payments	(110)	—	(110)
Reserve balance at Sep 30, 2023	$163	$—	$163
Industrial Intermediates & Infrastructure	$—	$2	$2
Corporate	—	(16)	(16)
Total restructuring charges	$—	$(14)	$(14)
Charges against the reserve	—	14	14
Cash payments	(41)	—	(41)
Reserve balance at Dec 31, 2023	$122	$—	$122
Industrial Intermediates & Infrastructure	$—	$8	$8
Total restructuring charges	$—	$8	$8
Charges against the reserve	—	(8)	(8)
Cash payments	(48)	—	(48)
Reserve balance at Mar 31, 2024	$74	$—	$74
Cash payments	$(13)	$—	$(13)
Reserve balance at Jun 30, 2024	$61	$—	$61
Performance Materials & Coatings	$—	$7	$7
Corporate	16	1	17
Total restructuring charges	$16	$8	$24
Charges against the reserve	—	(8)	(8)
Cash payments	(17)	—	(17)
Reserve balance at Sep 30, 2024	$60	$—	$60

At September 30, 2024, $60 million of the reserve balance was included in "Accrued and other current liabilities" ($101 million at December 31, 2023) and zero was included in "Other noncurrent obligations" ($21 million at December 31, 2023) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $567 million inception-to-date under the 2023 Restructuring Program, consisting of severance and related benefit costs of $360 million and asset write-downs and write-offs of $207 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $90 million, primarily through the first quarter of 2025. Restructuring implementation and efficiency costs totaled $55 million and $157 million for the three and nine months ended September 30, 2024, respectively ($82 million and $169 million for the three and nine months ended September 30, 2023, respectively).

Asset Related Charges
In the first quarter of 2024, the Company recognized pretax impairment charges of $37 million, primarily related to write-downs of certain manufacturing assets in the United States and Italy included in the Company's planned divestiture of its flexible packaging laminating adhesives business. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. See Notes 4 and 20 for additional information.

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Non-operating pension and other postretirement benefit plan net credits [1]	$61	$97	$183	$290
Foreign exchange losses [2]	(14)	(39)	(49)	(236)
Gain on sales of other assets and investments [3]	27	—	46	74
Indemnification and other transaction related costs [4]	1	21	2	17
Gain on early extinguishment of debt [5]	—	—	5	—
Asset impairments and related costs [6]	—	—	—	(18)
Other - net	44	13	69	75
Total sundry income (expense) – net	$119	$92	$256	$202
1.See Note 17 for additional information.
2.Foreign exchange losses for the three months ended September 30, 2024 relate primarily to exposures in the Argentine peso, while losses in the nine months ended September 30, 2024 relate primarily to exposures in the Egyptian pound and Argentine peso. Foreign exchange losses for the three and nine months ended September 30, 2023 relate primarily to exposures in the Argentine peso.
3.The three and nine months ended September 30, 2024 includes a gain of $25 million associated with a warehouse sale. The nine months ended September 30, 2023 includes gains associated with the sale of shares of a previously impaired equity method investment.
4.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution.
5.See Note 12 for additional information.
6.Certain obligations associated with a previously impaired equity method investment.

Sundry income (expense) - net for TDCC for the three and nine months ended September 30, 2024 and 2023 is substantially the same as that of Dow Inc., with the primary difference related to indemnification and other transaction related costs recorded on Dow Inc. Therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Sep 30, 2024	Dec 31, 2023
In millions
Gross cash value	$602	$623
Less: Existing drawdowns [1]	260	97
Less: Accrued interest on drawdowns [2]	7	—
Investments in company-owned life insurance [3]	$335	$526
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At September 30, 2024, outstanding obligations confirmed as valid under the SCF program were $304 million ($285 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 – INCOME TAXES
As the financial statements for Dow Inc. and TDCC are substantially similar, including the provision for income taxes, the following income tax discussion does not include reference to TDCC's provision for income taxes or its effective tax rate.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the third quarter of 2024, the Company reported a provision for income taxes of $84 million, resulting in an effective tax rate of 25.9 percent ($90 million in the third quarter of 2023, resulting in an effective tax rate of 21.6 percent). In the first nine months of 2024, the Company reported a provision for income taxes of $145 million, resulting in an effective tax rate of 10.5 percent ($253 million in the first nine months of 2023, resulting in an effective tax rate of 25.1 percent).

The third quarter of 2023 was favorably impacted by a change in reinvestment assertion on a foreign jurisdiction and an increase in tax credits available to the Company. In the first nine months of 2024, the Company recorded a tax credit of $194 million related to a reassessment of interest and penalties on a tax matter in a foreign jurisdiction, resulting in a reduced effective tax rate. The provision for income taxes in the first nine months of 2023 was primarily impacted by the geographic mix of earnings, which resulted in a higher effective tax rate.

NOTE 8 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 10 to the Consolidated Financial Statements included in the 2023 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets are shown in the following table:

Investments in Nonconsolidated Affiliates	Sep 30, 2024	Dec 31, 2023
In millions
Investment in nonconsolidated affiliates	$1,303	$1,267
Other noncurrent obligations	(488)	(229)
Net investment in nonconsolidated affiliates	$815	$1,038

At September 30, 2024, the Company had a negative investment balance in Sadara Chemical Company of $420 million included in "Other noncurrent obligations" (negative $128 million at December 31, 2023) in the consolidated balance sheets. The negative investment in Sadara Chemical Company at September 30, 2024 is due to equity losses generated during the first nine months of 2024 driven by the impact of challenging macroeconomic conditions.

At September 30, 2024, the Company had a negative investment balance in EQUATE Petrochemical Company K.S.C.C of $68 million included in "Other noncurrent obligations" (negative $101 million at December 31, 2023) in the consolidated balance sheets. The reduction in the negative investment was driven by improved results in the first nine months of 2024.

NOTE 9 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and nine months ended September 30, 2024 and 2023. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net income	$240	$327	$1,236	$755
Net income attributable to noncontrolling interests	26	25	67	61
Net income attributable to participating securities [1]	3	2	9	8
Net income attributable to common stockholders	$211	$300	$1,160	$686
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings Per Share - Basic and Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Earnings per common share - basic	$0.30	$0.43	$1.65	$0.97
Earnings per common share - diluted	$0.30	$0.42	$1.65	$0.97

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Weighted-average common shares outstanding - basic	702.3	704.0	703.5	706.4
Plus dilutive effect of equity compensation plans	1.3	3.5	1.4	3.3
Weighted-average common shares outstanding - diluted	703.6	707.5	704.9	709.7
Stock units excluded from EPS calculations [1]	10.5	9.3	9.6	9.8
1.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 10 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2024	Dec 31, 2023
In millions
Finished goods	$3,853	$3,413
Work in process	1,411	1,234
Raw materials	798	746
Supplies	1,041	992
Total	$7,103	$6,385
Adjustment of inventories to the LIFO basis	(362)	(309)
Total inventories	$6,741	$6,076

NOTE 11 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe (collectively, "the Programs"), which are set to expire in November 2025. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three and nine months ended September 30, 2024 and September 30, 2023. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 13 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, the "Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three and nine months ended September 30, 2024 and September 30, 2023.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three and nine months ended September 30, 2024 and 2023:

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Proceeds received from new transfers	$198	$28	$1,248	$28

The following table provides the balances related to the Programs and the Facilities at September 30, 2024 and December 31, 2023:

Balances Related to Transfers of Accounts Receivable	Sep 30, 2024	Dec 31, 2023
In millions
Balance outstanding	$199	$170
Accounts receivable derecognized	$153	$152
Amounts recognized in the consolidated balance sheets:
Accrued and other current liabilities [1]	$46	$18
1. Represents amounts collected from customers and not yet remitted by the Company.

NOTE 12 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Sep 30, 2024	Dec 31, 2023
In millions
Notes payable to banks and other lenders	$111	$62
Period-end average interest rates	39.13%	33.84%

Long-Term Debt	2024 Average Rate	Sep 30, 2024	2023 Average Rate	Dec 31, 2023
In millions
Promissory notes and debentures:
Final maturity 2025	5.63%	$333	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029	7.58%	1,368	7.58%	1,367
Final maturity 2030 and thereafter [1]	5.11%	10,072	5.07%	8,861
Other facilities:
Foreign currency notes and loans, various rates and maturities	2.13%	2,736	1.18%	2,653
InterNotes®, varying maturities through 2054	4.26%	644	4.12%	595
Finance lease obligations [2]		961		873
Unamortized debt discount and issuance costs		(254)		(258)
Long-term debt due within one year [3]		(296)		(117)
Long-term debt		$16,164		$14,907
1.Cost includes net fair value hedge adjustment gains of $70 million at September 30, 2024 ($49 million at December 31, 2023). See Note 19 for additional information.
2.See Note 14 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2024
In millions
2024	$35
2025	$525
2026	$131
2027	$1,289
2028	$696
2029	$1,457

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

In the first nine months of 2024, the Company issued an aggregate principal amount of $71 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $77 million of long-term debt.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2024
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2024. For additional information on the Company's debt covenants and default provisions, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 14 to the Consolidated Financial Statements included in the 2023 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2024, the Company had accrued obligations of $1,157 million for probable environmental remediation and restoration costs ($1,180 million at December 31, 2023), including $240 million for the remediation of Superfund sites ($241 million at December 31, 2023). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2024 activity, it was determined that no adjustment to the accrual was required at September 30, 2024.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $807 million at September 30, 2024 ($867 million at December 31, 2023). At September 30, 2024, approximately 23 percent of the recorded claim liability related to pending claims and approximately 77 percent related to future claims.

Legacy Matters
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Groundwater Matters"). The costs associated with these Groundwater Matters were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of the Groundwater Matters now deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. As a result, the Company recorded a pretax charge of $177 million, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. At September 30, 2024, the total liability related to such alleged Groundwater Matters settlements was $158 million ($232 million at December 31, 2023), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and it has determined that the Company's exposure to liability, if any, is not probable or estimable at September 30, 2024.

Separately, on October 10, 2024, the Company executed a settlement agreement related to arbitration for historical product claims from a divested business. As a result, the Company recorded a pretax charge of $75 million in the third quarter of 2024, which is included in "Cost of sales" in the consolidated statements of income, related to Corporate, and included in "Accrued and other current liabilities" in the consolidated balance sheets at September 30, 2024. This is management's best estimate of the loss for which the Company has accrued a liability, although the amount is subject to further arbitration and it is reasonably possible that the total loss could range up to approximately three times that amount.

Indemnifications with Corning Incorporated
The Company had indemnification assets with Corning Incorporated of $58 million at September 30, 2024 ($100 million at December 31, 2023) related to the 2016 ownership restructure of Dow Silicones, which were included in "Other current assets" and "Noncurrent receivables" in the consolidated balance sheets.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova Chemicals Corporation was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars), for which the Company received payment in October 2019 and March 2020. At September 30, 2024, $201 million ($201 million at December 31, 2023) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

Purchase Commitments
In the third quarter of 2024, the Company entered into a commitment for the use of a reservoir asset that will be used to supply water to one of Dow’s main U.S. Gulf Coast manufacturing locations. The related contract is expected to become effective in the fourth quarter of 2024, subject to customary closing conditions, with a 35 year contract period expected to commence in 2028 upon completion of construction. The aggregate value of the fixed and determinable portion over the expected contract period is $1.3 billion (approximately $650 million on a present value basis) at September 30, 2024.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Sep 30, 2024			Dec 31, 2023
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments [1]	Recorded Liability
Guarantees	2038	$1,361	$179	2038	$1,385	$196
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $232 million at September 30, 2024 ($298 million at December 31, 2023). The Company does not expect to be required to perform under the guarantees.

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

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is $123 million at September 30, 2024 ($150 million at December 31, 2023). The Company expects receivable collections and remittances to occur within the next six months.

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

NOTE 14 – LEASES
For additional information on the Company's leases, see Note 15 to the Consolidated Financial Statements included in the 2023 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2024 and 2023 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Operating lease cost	$112	$118	$329	$319
Finance lease cost
Amortization of right-of-use assets - finance	31	26	86	77
Interest on lease liabilities - finance	11	8	33	24
Total finance lease cost	42	34	119	101
Short-term lease cost	80	62	242	194
Variable lease cost	280	241	803	683
Sublease income	(2)	(2)	(7)	(6)
Total lease cost	$512	$453	$1,486	$1,291

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$334	$320
Operating cash flows for finance leases	$33	$24
Financing cash flows for finance leases	$95	$83
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$186	$283
Finance leases	$183	$43

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Unrealized Gains (Losses) on Investments
Beginning balance	$(198)	$(161)	$(253)	$(253)
Unrealized gains (losses) on investments	59	(33)	139	55
Tax (expense) benefit	(15)	9	(35)	48
Net unrealized gains (losses) on investments	44	(24)	104	103
(Gains) losses reclassified from AOCL to net income [1]	(12)	4	(19)	(41)
Tax expense (benefit) [2]	2	—	4	10
Net (gains) losses reclassified from AOCL to net income	(10)	4	(15)	(31)
Other comprehensive income (loss), net of tax	34	(20)	89	72
Ending balance	$(164)	$(181)	$(164)	$(181)
Cumulative Translation Adjustment
Beginning balance	$(2,056)	$(1,936)	$(1,891)	$(1,934)
Gains (losses) on foreign currency translation	197	(122)	42	(122)
Tax (expense) benefit	8	(6)	5	(16)
Net gains (losses) on foreign currency translation	205	(128)	47	(138)
(Gains) losses reclassified from AOCL to net income [3]	(6)	(19)	(13)	(11)
Other comprehensive income (loss), net of tax	199	(147)	34	(149)
Ending balance	$(1,857)	$(2,083)	$(1,857)	$(2,083)
Pension and Other Postretirement Benefits
Beginning balance	$(5,452)	$(4,875)	$(5,486)	$(4,877)
Gains (losses) arising during the period	2	(4)	2	(7)
Amortization of net loss and prior service credits reclassified from AOCL to net income [4]	21	3	64	8
Tax expense (benefit) [2]	(5)	(1)	(14)	(1)
Net loss and prior service credits reclassified from AOCL to net income	16	2	50	7
Other comprehensive income (loss), net of tax	18	(2)	52	—
Ending balance	$(5,434)	$(4,877)	$(5,434)	$(4,877)
Derivative Instruments
Beginning balance	$(79)	$(95)	$(51)	$(75)
Gains (losses) on derivative instruments	37	(58)	(9)	(242)
Tax (expense) benefit	(9)	(2)	2	34
Net gains (losses) on derivative instruments	28	(60)	(7)	(208)
(Gains) losses reclassified from AOCL to net income [5]	4	45	13	209
Tax expense (benefit) [2]	(1)	(10)	(3)	(46)
Net (gains) losses reclassified from AOCL to net income	3	35	10	163
Other comprehensive income (loss), net of tax	31	(25)	3	(45)
Ending balance	$(48)	$(120)	$(48)	$(120)
Total AOCL ending balance	$(7,503)	$(7,261)	$(7,503)	$(7,261)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2024 and 2023:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Balance at beginning of period	$482	$512	$501	$529
Net income attributable to noncontrolling interests	26	25	67	61
Distributions to noncontrolling interests [1]	(2)	(15)	(41)	(43)
Cumulative translation adjustments	24	(9)	4	(34)
Other	—	—	(1)	—
Balance at end of period	$530	$513	$530	$513
1.Includes dividends paid to a joint venture of $8 million for the three and nine months ended September 30, 2024 ($8 million for the three and nine months ended September 30, 2023) which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

NOTE 17 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 18 to the Consolidated Financial Statements included in the 2023 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Defined Benefit Pension Plans
Service cost	$14	$71	$42	$212
Interest cost	252	280	754	838
Expected return on plan assets	(345)	(391)	(1,034)	(1,170)
Amortization of prior service credit	(3)	(7)	(10)	(20)
Amortization of net loss	34	24	105	71
Net periodic benefit credit	$(48)	$(23)	$(143)	$(69)

Other Postretirement Benefit Plans
Service cost	$1	$1	$3	$3
Interest cost	11	11	33	34
Amortization of net gain	(10)	(14)	(31)	(43)
Net periodic benefit cost (credit)	$2	$(2)	$5	$(6)

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

There was minimal grant activity in the second and third quarters of 2024.

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

In the first quarter of 2024, employees subscribed to the right to purchase shares under the 2021 ESPP. In October 2024, 2.4 million shares were delivered to employees under the plan.

NOTE 19 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 20 to the Consolidated Financial Statements included in the 2023 10-K.

Refer to Note 20 for a summary of the fair value of financial instruments at September 30, 2024 and December 31, 2023.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the nine months ended September 30, 2024 and 2023:

Investing Results	Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023
Proceeds from sales of available-for-sale securities	$1,730	$397
Gross realized gains	$34	$59
Gross realized losses	$(15)	$(18)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2024	Cost	Fair Value
In millions
Within one year	$90	$79
One to five years	1,244	1,166
Six to ten years	422	412
After ten years	537	464
Total	$2,293	$2,121

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and nine months ended September 30, 2024. There was $1 million of net unrealized losses recognized in earnings on equity securities for the three and nine months ended September 30, 2024 ($4 million of net unrealized losses for the three months ended September 30, 2023 and $6 million of net unrealized gains for the nine months ended September 30, 2023).

Investments in Equity Securities	Sep 30, 2024	Dec 31, 2023
In millions
Readily determinable fair value	$14	$17
Not readily determinable fair value	$173	$171

Derivative Instruments
The notional amounts of the Company's derivative instruments at September 30, 2024 and December 31, 2023 were as follows:

Notional Amounts [1]	Sep 30, 2024	Dec 31, 2023
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$1,745	$3,000
Foreign currency contracts	$6,207	$2,316
Derivatives not designated as hedging instruments:
Interest rate contracts	$286	$59
Foreign currency contracts	$14,798	$5,824
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at September 30, 2024 and December 31, 2023 were as follows:

Commodity Notionals [1]	Sep 30, 2024	Dec 31, 2023	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	4.7	3.7	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.6	1.4	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2025
Foreign currency contracts	2026
Commodity contracts	2028

The following table provides the fair value and balance sheet classification of derivative instruments at September 30, 2024 and December 31, 2023:

Fair Value of Derivative Instruments	Sep 30, 2024			Dec 31, 2023
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$107	$(68)	$39	$73	$(73)	$—
Interest rate contracts [4]	—	—	—	59	(56)	3
Foreign currency contracts [3]	29	(21)	8	21	(5)	16
Foreign currency contracts [4]	8	—	8	5	—	5
Commodity contracts [3]	38	(17)	21	27	(21)	6
Commodity contracts [4]	45	(39)	6	2	(1)	1
Total	$227	$(145)	$82	$187	$(156)	$31
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$2	$(2)	$—	$4	$(3)	$1
Foreign currency contracts [3]	20	(10)	10	33	(16)	17
Commodity contracts [3]	20	(11)	9	33	(28)	5
Commodity contracts [4]	8	(3)	5	—	—	—
Total	$50	$(26)	$24	$70	$(47)	$23
Total asset derivatives	$277	$(171)	$106	$257	$(203)	$54
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$68	$(68)	$—	$95	$(73)	$22
Interest rate contracts [6]	—	—	—	56	(56)	—
Foreign currency contracts [5]	61	(21)	40	8	(5)	3
Commodity contracts [5]	25	(17)	8	34	(22)	12
Commodity contracts [6]	42	(39)	3	2	(1)	1
Total	$196	$(145)	$51	$195	$(157)	$38
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$2	$(2)	$—	$3	$(3)	$—
Foreign currency contracts [5]	44	(10)	34	38	(16)	22
Commodity contracts [5]	21	(11)	10	34	(28)	6
Commodity contracts [6]	6	(3)	3	—	—	—
Total	$73	$(26)	$47	$75	$(47)	$28
Total liability derivatives	$269	$(171)	$98	$270	$(204)	$66
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $15 million at September 30, 2024 ($22 million at December 31, 2023). There was zero cash collateral posted by counterparties with the Company at September 30, 2024 and December 31, 2023.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3]	$—	$—	$—	$—	$7	$—	$(16)	$—
Excluded components [3,4]	51	(88)	9	(93)	—	—	—	—
Cash flow hedges:
Interest rate contracts [3]	—	—	1	5	(2)	(3)	(11)	(7)
Foreign currency contracts [5]	16	5	(5)	6	1	—	6	1
Commodity contracts [5]	—	4	22	(145)	(2)	(42)	(3)	(203)
Excluded components [4,5]	(2)	—	(8)	—	(1)	—	(5)	—
Net foreign investment hedges:
Foreign currency contracts	(45)	69	(37)	72	—	—	—	—
Excluded components [4,6]	6	4	16	35	5	19	12	26
Total derivatives designated as hedging instruments	$26	$(6)	$(2)	$(120)	$8	$(26)	$(17)	$(183)
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$—	$—	$—	$1	$1
Foreign currency contracts [6]	—	—	—	—	(95)	(101)	(35)	(95)
Commodity contracts [5]	—	—	—	—	(2)	(1)	—	3
Total return swap [5]	—	—	—	—	23	(16)	49	(13)
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$(74)	$(118)	$15	$(104)
Total derivatives	$26	$(6)	$(2)	$(120)	$(66)	$(144)	$(2)	$(287)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.The excluded components are related to the time value of the derivatives designated as hedges.
5.Included in "Cost of sales" in the consolidated statements of income.
6.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Sep 30, 2024
In millions
Cash flow hedges:
Interest rate contracts	$(4)
Commodity contracts	$11
Foreign currency contracts	$(1)
Excluded components	$(5)
Net foreign investment hedges:
Excluded components	$5

NOTE 20 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 21 to the Consolidated Financial Statements included in the 2023 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Sep 30, 2024				Dec 31, 2023
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$105	$—	$—	$105	$485	$—	$—	$485
Money market funds	Level 2	1,190	—	—	1,190	663	—	—	663
Marketable securities [2]	Level 2	403	—	(42)	361	1,361	—	(61)	1,300
Nonconsolidated affiliates [3]	Level 3				—				7
Other investments:
Debt securities: [4]
Government debt [5]	Level 2	1,101	14	(92)	1,023	766	3	(107)	662
Corporate bonds	Level 1	18	—	—	18	24	—	(3)	21
Corporate bonds	Level 2	974	10	(77)	907	1,148	17	(99)	1,066
Corporate bonds	Level 3	200	—	(27)	173	200	—	(89)	111
Equity securities [4,6]	Level 1	4	10	—	14	5	12	—	17
Derivatives relating to: [7]
Interest rates	Level 2	—	109	—	109	—	136	—	136
Foreign currency	Level 2	—	57	—	57	—	59	—	59
Commodities	Level 1	—	8	—	8	—	2	—	2
Commodities	Level 2	—	103	—	103	—	60	—	60
Total assets at fair value					$4,068				$4,589
Liabilities at fair value:
Long-term debt including debt due within one year [8]	Level 2	$(16,460)	$1,029	$(764)	$(16,195)	$(15,024)	$1,089	$(747)	$(14,682)
Guarantee liability [9]	Level 3				(161)				(178)
Derivatives relating to: [7]
Interest rates	Level 2	—	—	(70)	(70)	—	—	(154)	(154)
Foreign currency	Level 2	—	—	(105)	(105)	—	—	(46)	(46)
Commodities	Level 1	—	—	(4)	(4)	—	—	(2)	(2)
Commodities	Level 2	—	—	(90)	(90)	—	—	(68)	(68)
Total liabilities at fair value					$(16,625)				$(15,130)
1.The Company's held-to-maturity securities are primarily treasury bills and time deposits. At September 30, 2024, $66 million is included in "Cash and cash equivalents" ($485 million at December 31, 2023) and $39 million is included in "Other current assets" (zero at December 31, 2023) in the consolidated balance sheets.
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
7.See Note 19 for classification of derivatives in the consolidated balance sheets.
8.Cost includes fair value hedge adjustment gains of $70 million at September 30, 2024 and $49 million at December 31, 2023 on $5,129 million of debt at September 30, 2024 and $4,479 million at December 31, 2023.
9.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $90 million in private market securities and $16 million in real estate at September 30, 2024 ($86 million in private market securities and $18 million in real estate at December 31, 2023). There are no redemption restrictions and the unfunded commitments on these investments were $84 million at September 30, 2024 and $75 million at December 31, 2023.

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

In the third quarter of 2024, as part of the 2023 Restructuring Program, the Company recorded impairment charges of $7 million for asset write-downs and write-offs related to the shutdown of certain silicones assets, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Performance Materials & Coatings. Additionally, the Company recorded impairment charges of $1 million for asset write-downs and write-offs, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Corporate.

NOTE 21 – SEGMENTS AND GEOGRAPHIC REGIONS
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

Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Corp.	Total
In millions
Three months ended Sep 30, 2024
Net sales	$5,516	$2,962	$2,214	$187	$10,879
Equity in earnings (losses) of nonconsolidated affiliates	$16	$(17)	$1	$2	$2
Dow Inc. Operating EBIT [1]	$618	$(53)	$140	$(64)	$641
Three months ended Sep 30, 2023
Net sales	$5,454	$3,035	$2,130	$111	$10,730
Equity in earnings (losses) of nonconsolidated affiliates	$50	$(63)	$5	$1	$(7)
Dow Inc. Operating EBIT [1]	$476	$21	$179	$(50)	$626
Nine months ended Sep 30, 2024
Net sales	$16,461	$8,921	$6,609	$568	$32,559
Equity in earnings (losses) of nonconsolidated affiliates	$96	$(63)	$9	$3	$45
Dow Inc. Operating EBIT [1]	$1,926	$41	$327	$(160)	$2,134
Nine months ended Sep 30, 2023
Net sales	$17,508	$9,590	$6,603	$300	$34,001
Equity in earnings (losses) of nonconsolidated affiliates	$90	$(219)	$14	$3	$(112)
Dow Inc. Operating EBIT [1]	$2,036	$109	$280	$(206)	$2,219
1.Operating EBIT for TDCC for the three and nine months ended September 30, 2024 and 2023 is substantially the same as that of Dow Inc. and therefore has not been disclosed separately in the table above. A reconciliation of "Net income" to Operating EBIT is provided in the following table.

Reconciliation of "Net income" to Operating EBIT	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net income	$240	$327	$1,236	$755
+ Provision for income taxes	84	90	145	253
Income before income taxes	$324	$417	$1,381	$1,008
- Interest income	36	44	143	186
+ Interest expense and amortization of debt discount	199	192	595	549
- Significant items	(154)	(61)	(301)	(848)
Operating EBIT	$641	$626	$2,134	$2,219

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Sep 30, 2024					Nine Months Ended Sep 30, 2024
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$—	$(7)	$(72)	$(79)	$(37)	$(8)	$(7)	$(174)	$(226)
Indemnification and other transaction related costs [2]	—	—	—	(75)	(75)	—	—	—	(75)	(75)
Total	$—	$—	$(7)	$(147)	$(154)	$(37)	$(8)	$(7)	$(249)	$(301)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The three and nine months ended September 30, 2024 also include impairment charges related to the write-down of certain manufacturing assets. See Note 5 for additional information.
2.Includes a charge related to an arbitration settlement agreement for historical product claims from a divested business. See Note 13 for additional information.

Significant Items by Segment	Three Months Ended Sep 30, 2023					Nine Months Ended Sep 30, 2023
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$—	$—	$(82)	$(82)	$(1)	$(48)	$(67)	$(572)	$(688)
Litigation related charges, awards and adjustments [2]	—	—	—	—	—	—	(177)	—	—	(177)
Indemnification and other transactions related costs [3]	—	—	—	21	21	—	—	—	17	17
Total	$—	$—	$—	$(61)	$(61)	$(1)	$(225)	$(67)	$(555)	$(848)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The nine months ended September 30, 2023 also includes certain gains and losses associated with previously impaired equity investments.
2.Includes a loss associated with legacy agricultural products groundwater contamination matters. See Note 13 for additional information.
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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation and the term "Dow Silicones" means Dow Silicones Corporation, both wholly owned subsidiaries of the Company. Additionally, the term "EMEAI" refers to the geographic region of Europe, Middle East, Africa and India.

Dow's website and its content are not deemed incorporated by reference into this report.

OUTLOOK
The Company continues to operate with discipline as it capitalizes on areas of demand strength and leverages its global scale and advantaged cost positions. As cycle dynamics improve, the Company remains well-positioned to enable higher returns to shareholders. The Company's financial strength will continue to support its counter-cyclical growth investments, which are focused on higher-value businesses and regions, particularly where demand is resilient and the Company has a competitive cost advantage. Altogether, these investments are expected to deliver more than $3 billion in underlying earnings to the Company by 2030.

OVERVIEW
The following is a summary of the results for the three months ended September 30, 2024:
•The Company reported net sales in the third quarter of 2024 of $10.9 billion, up 1 percent from $10.7 billion in the third quarter of 2023, and mixed by operating segment; Packaging & Specialty Plastics (up 1 percent), Industrial Intermediates & Infrastructure (down 2 percent) and Performance Materials & Coatings (up 4 percent). Net sales increased in the U.S. & Canada and EMEAI (both up 5 percent), partially offset by decreases in Asia Pacific (down 9 percent) and Latin America (down 2 percent).
•Volume increased 1 percent compared with the third quarter of 2023 and was mixed by operating segment; Packaging & Specialty Plastics (flat), Industrial Intermediates & Infrastructure (down 2 percent) and Performance Materials & Coatings (up 5 percent). Volume increased in the U.S. & Canada and EMEAI (both up 3 percent), decreased in Asia Pacific (down 6 percent) and was flat in Latin America.
•Local price was flat compared with the third quarter of 2023, and mixed by operating segment; Packaging & Specialty Plastics (up 1 percent), Industrial Intermediates & Infrastructure (flat) and Performance Materials & Coatings (down 1 percent). Local price increased in the U.S. & Canada and EMEAI (both up 2 percent) and decreased in Asia Pacific and Latin America (both down 2 percent).
•Equity in earnings of nonconsolidated affiliates was $2 million in the third quarter of 2024, compared with equity in losses of nonconsolidated affiliates of $7 million in the third quarter of 2023, primarily due to improved results at the Company's Kuwait joint ventures, partially offset by lower results at the Company's Thai and Sadara joint ventures.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $214 million and $224 million, respectively, in the third quarter of 2024, compared with $302 million and $285 million, respectively, in the third quarter of 2023. Earnings per share for Dow Inc. was $0.30 in the third quarter of 2024, compared with $0.42 per share in the third quarter of 2023.
•Cash provided by operating activities - continuing operations was $800 million in the third quarter of 2024, down $858 million compared with the third quarter of 2023. Cash provided by operating activities - continuing operations was down $32 million compared with the second quarter of 2024.

•Dow Inc. repurchased $94 million of the Company's common stock in the third quarter of 2024.
•On July 1, 2024, Fitch Ratings affirmed TDCC's BBB+ and F1 rating, and affirmed its outlook of stable. Also on July 1, 2024, Standard & Poor's affirmed TDCC's BBB and A-2 rating, and affirmed its outlook of stable.
•On August 1, 2024, the Company acquired Circulus Holdings, PBLLC, a U.S. mechanical recycling company that converts plastic waste into post-consumer resin, for approximately $130 million.
•On August 6, 2024, Moody's Ratings affirmed TDCC's Baa1 and P-2 rating, and affirmed its outlook of stable.
•On August 14, 2024, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on September 13, 2024, to shareholders of record as of August 30, 2024.
In addition, the following events occurred subsequent to the third quarter of 2024:
•On October 10, 2024, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on December 13, 2024, to shareholders of record as of November 29, 2024.
•On October 24, 2024, the Company announced that it will complete a strategic review of select assets in Europe, primarily certain polyurethanes assets within the Industrial Intermediates & Infrastructure segment, as part of an effort to continue to optimize its global asset footprint.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net sales	$10,879	$10,730	$32,559	$34,001

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Sep 30, 2024				Nine Months Ended Sep 30, 2024
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	1%	—%	—%	1%	(4)%	—%	(2)%	(6)%
Industrial Intermediates & Infrastructure	—	—	(2)	(2)	(7)	(1)	1	(7)
Performance Materials & Coatings	(1)	—	5	4	(4)	(1)	5	—
Total	—%	—%	1%	1%	(5)%	—%	1%	(4)%
Total, excluding the Hydrocarbons & Energy business	—%	—%	2%	2%	(5)%	(1)%	3%	(3)%
U.S. & Canada	2%	—%	3%	5%	(4)%	—%	2%	(2)%
EMEAI	2	—	3	5	(5)	—	—	(5)
Asia Pacific	(2)	(1)	(6)	(9)	(6)	(1)	—	(7)
Latin America	(2)	—	—	(2)	(5)	—	—	(5)
Total	—%	—%	1%	1%	(5)%	—%	1%	(4)%

Net sales in the third quarter of 2024 were $10.9 billion, up 1 percent from $10.7 billion in the third quarter of 2023. Volume was up 1 percent and local price was flat. Net sales increased in all operating segments except Industrial Intermediates & Infrastructure. Volume increased 1 percent, driven by the U.S. & Canada and EMEAI (both up 3 percent), partially offset by a decline in Asia Pacific (down 6 percent), and Latin America was flat. Volume was flat in Packaging & Specialty Plastics, decreased in Industrial Intermediates & Infrastructure (down 2 percent), and increased in Performance Materials & Coatings (up 5 percent). Local price remained flat, with gains in the U.S. & Canada and EMEAI (both up 2 percent) offset by declines in Asia Pacific and Latin America (both down 2 percent). Local price increased in Packaging & Specialty Plastics (up 1 percent), was flat in Industrial Intermediates & Infrastructure, and declined in Performance Materials & Coatings (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales increased 2 percent.

Net sales for the first nine months of 2024 were $32.6 billion, down 4 percent from $34.0 billion in the same period last year, with local price down 5 percent and volume up 1 percent. Net sales decreased in all geographic regions and all operating segments except Performance Materials & Coatings, which was flat. Local price decreased in all geographic regions and in Packaging & Specialty Plastics (down 4 percent), Industrial Intermediates & Infrastructure (down 7 percent), and Performance Materials & Coatings (down 4 percent). Volume increased in the U.S. & Canada, and was flat in all other geographic regions. Volume decreased in Packaging & Specialty Plastics (down 2 percent), and increased in Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (up 5 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 3 percent.

Cost of Sales
Cost of sales ("COS") was $9.8 billion in the third quarter of 2024, compared with $9.6 billion in the third quarter of 2023. For the first nine months of 2024, COS was $28.9 billion compared with $30.1 billion in the first nine months of 2023. COS for the three months ended September 30, 2024 increased on higher volume and a charge related to an arbitration settlement agreement for historical product claims from a divested business, and was partially offset by lower global energy and feedstock costs. COS for the nine months ended September 30, 2024 decreased primarily due to lower raw material costs, lower global energy and feedstock costs and the impact of structural cost improvements, partially offset by increased planned maintenance turnaround spending and a charge related to an arbitration settlement agreement for historical product claims from a divested business. COS as a percentage of net sales was 90.2 percent in the third quarter of 2024 (89.4 percent in the third quarter of 2023) and 88.7 percent for the first nine months of 2024 (88.5 percent for the first nine months of 2023).

Research and Development Expenses
Research and development ("R&D") expenses totaled $208 million in the third quarter of 2024, compared with $197 million in the third quarter of 2023. R&D expenses for the first nine months of 2024 were $608 million compared with $616 million in the first nine months of 2023.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $396 million in the third quarter of 2024, compared with $380 million in the third quarter of 2023. SG&A expenses increased in the third quarter of 2024 primarily due to higher bad debt expense and performance-based compensation costs. For the first nine months of 2024, SG&A expenses were $1,228 million, compared with $1,216 million in the first nine months of 2023. SG&A expenses for the first nine months of 2024 increased primarily due to higher bad debt expense, including expense incurred as a result of a resolution of a dispute with a customer, which was partially offset by the impact of structural cost improvements.

Amortization of Intangibles
Amortization of intangibles was $76 million in the third quarter of 2024 compared with $81 million in the third quarter of 2023. In the first nine months of 2024, amortization of intangibles was $234 million, compared with $243 million in the first nine months of 2023.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $2 million in the third quarter of 2024, compared with equity in losses of nonconsolidated affiliates of $7 million in the third quarter of 2023, an increase of $9 million, primarily due to improved performance at the Kuwait joint ventures and slightly offset by lower results at the Sadara and Thai joint ventures. The Company's share of equity in earnings of nonconsolidated affiliates was $45 million for the first nine months of 2024, compared with equity in losses of nonconsolidated affiliates of $112 million for the first nine months of 2023, primarily due to improved performance at the Kuwait and Sadara joint ventures and slightly offset by lower results at the Thai joint ventures. Cash dividends from nonconsolidated affiliates were $266 million in the first nine months of 2024, compared with $188 million in the first nine months of 2023.

Sundry Income (Expense) – Net
Sundry income (expense) - net for the three months ended September 30, 2024 was income of $119 million and $118 million for Dow Inc. and TDCC, respectively, compared with income of $92 million and $71 million, respectively, for the three months ended September 30, 2023. The increase in sundry income is primarily due to higher gains on the sales of assets and investments and lower foreign currency exchange losses, which were partially offset by a decrease in non-operating pension and postretirement benefit plan credits.

Sundry income (expense) - net for the nine months ended September 30, 2024 was income of $256 million and $253 million for Dow Inc. and TDCC, respectively, compared with income of $202 million and $169 million, respectively, for the nine months ended September 30, 2023. The increase in sundry income is primarily due to lower foreign currency exchange losses and higher gains on the sales of assets and investments, which were partially offset by a decrease in non-operating pension and postretirement benefit plan credits.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $199 million in the third quarter of 2024, compared with $192 million in the third quarter of 2023. Interest expense and amortization of debt discount was $595 million in the first nine months of 2024 compared with $549 million in the first nine months of 2023. The increase in interest expense is primarily due to borrowings outside of the United States and $1.25 billion of senior unsecured notes issued in the first quarter of 2024.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the third quarter of 2024, the Company reported a provision for income taxes of $84 million, resulting in an effective tax rate of 25.9 percent and 25.1 percent for Dow Inc. and TDCC, respectively. In the third quarter of 2023, the Company reported a provision for income taxes of $90 million, resulting in an effective tax rate of 21.6 percent and 22.5 percent for Dow Inc. and TDCC, respectively. For the first nine months of 2024, the Company reported a provision for income taxes of $145 million, resulting in an effective tax rate of 10.5 percent and 10.4 percent for Dow Inc. and TDCC, respectively. For the first nine months of 2023, the Company reported a provision for income taxes of $253 million, resulting in an effective tax rate of 25.1 percent and 25.7 percent for Dow Inc. and TDCC, respectively. See Note 7 to the Consolidated Financial Statements for additional information about the Company's income taxes and effective tax rates.

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

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $214 million, or $0.30 per share, in the third quarter of 2024, compared with $302 million, or $0.42 per share, in the third quarter of 2023. Net income available for Dow Inc. common stockholders was $1,169 million, or $1.65 per share, in the first nine months of 2024, compared with $694 million, or $0.97 per share, in the first nine months of 2023. See Note 9 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $224 million in the third quarter of 2024, compared with $285 million in the third quarter of 2023. Net income available for the TDCC common stockholder was $1,186 million in the first nine months of 2024, compared with $672 million in the first nine months of 2023. TDCC's common shares are owned solely by Dow Inc.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net sales	$5,516	$5,454	$16,461	$17,508
Operating EBIT	$618	$476	$1,926	$2,036
Equity earnings	$16	$50	$96	$90

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2024	Sep 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	(4)%
Currency	—	—
Volume	—	(2)
Total	1%	(6)%

Packaging & Specialty Plastics net sales were $5,516 million in the third quarter of 2024, up 1 percent from net sales of $5,454 million in the third quarter of 2023, with local price up 1 percent and volume and currency flat. Local price increased in Packaging and Specialty Plastics, primarily in EMEAI and the U.S. & Canada, driven by higher pricing of polyethylene which more than offset lower pricing of downstream polymers. Local price increased in Hydrocarbons & Energy, primarily in the U.S. & Canada and EMEAI from third-party olefins sales. Volume increased in Packaging and Specialty Plastics due to higher demand for downstream polymers and an increase in non-recurring licensing sales, which was partially offset by lower polyethylene volumes. Volume decreased in Hydrocarbons & Energy in all geographic regions, led by the U.S. & Canada, primarily driven by lower third-party aromatics and energy sales.

Operating EBIT was $618 million in the third quarter of 2024, up $142 million from Operating EBIT of $476 million in the third quarter of 2023. Operating EBIT increased due to lower raw material costs and higher selling prices, which more than offset the impact of an unplanned ethylene facility outage.

Packaging & Specialty Plastics net sales were $16,461 million in the first nine months of 2024, down 6 percent from net sales of $17,508 million in the first nine months of 2023, with local price down 4 percent, volume down 2 percent and currency was flat. Local price decreased in Packaging and Specialty Plastics in all geographic regions, primarily driven by lower pricing of downstream polymers. Local price was flat in Hydrocarbons & Energy. Volume increased in Packaging and Specialty Plastics, primarily in EMEAI and the U.S. & Canada, due to higher downstream polymers and polyethylene demand. Volume decreased in Hydrocarbons & Energy in all geographic regions, led by EMEAI, primarily driven by higher internal derivative demand and lighter feedslate cracking.
Operating EBIT was $1,926 million in the first nine months of 2024, down $110 million from Operating EBIT of $2,036 million in the first nine months of 2023. Operating EBIT decreased primarily due to lower selling prices, lower volumes in Hydrocarbons & Energy, higher planned maintenance costs and the impact of an unplanned ethylene facility outage, which were partially offset by lower raw material, energy and feedstock costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net sales	$2,962	$3,035	$8,921	$9,590
Operating EBIT	$(53)	$21	$41	$109
Equity losses	$(17)	$(63)	$(63)	$(219)

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2024	Sep 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(7)%
Currency	—	(1)
Volume	(2)	1
Total	(2)%	(7)%

Industrial Intermediates & Infrastructure net sales were $2,962 million in the third quarter of 2024, down 2 percent from net sales of $3,035 million in the third quarter of 2023, with volume down 2 percent and local price and currency flat. Volume decreased in Polyurethanes & Construction Chemicals and in all geographic regions except Latin America and reflected the impact of a force majeure in methylene diphenyl diisocyanate following a third-party supplier outage in the U.S. & Canada. Volume increased in Industrial Solutions, led by EMEAI and Latin America, and included the benefit of increased supply availability following the restart from an outage in 2023 related to a significant unplanned event at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana. Local price decreased in Polyurethanes & Construction Chemicals, offset by an increase in Industrial Solutions.

Operating EBIT was a loss of $53 million in the third quarter of 2024, down $74 million from Operating EBIT of $21 million in the third quarter of 2023. Operating EBIT decreased primarily due to higher planned maintenance activity and lower integrated margins, partially offset by improved equity earnings at the EQUATE joint venture.

Industrial Intermediates & Infrastructure net sales were $8,921 million in the first nine months of 2024, down 7 percent from net sales of $9,590 million in the first nine months of 2023, with local price down 7 percent, volume up 1 percent and an unfavorable currency impact of 1 percent. Local price decreased in both businesses and across all geographic regions. Volume increased in Polyurethanes & Construction Chemicals, with gains in EMEAI and Latin America partially offset by declines in Asia Pacific and the U.S. & Canada and led by building and construction and industrial applications. Volume was flat in Industrial Solutions, as increased demand for coatings and mobility applications was offset by declines in the U.S. & Canada, reflecting the impact from an outage in 2023 at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted at the end of June 2024. Currency had an unfavorable impact on sales in Polyurethanes & Construction Chemicals, driven by EMEAI and Asia Pacific, and was flat in Industrial Solutions.

Operating EBIT was $41 million in the first nine months of 2024, down $68 million from Operating EBIT of $109 million in the first nine months of 2023. Operating EBIT decreased primarily due to lower selling prices in both businesses and an outage in 2023 at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted at the end of June 2024, which were partially offset by lower raw material, energy and feedstock costs and improved results at the EQUATE and Sadara joint ventures.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net sales	$2,214	$2,130	$6,609	$6,603
Operating EBIT	$140	$179	$327	$280
Equity earnings	$1	$5	$9	$14

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2024	Sep 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(4)%
Currency	—	(1)
Volume	5	5
Total	4%	—%

Performance Materials & Coatings net sales were $2,214 million in the third quarter of 2024, up 4 percent from net sales of $2,130 million in the third quarter of 2023, with volume up 5 percent, local price down 1 percent and currency was flat. Volume increased in Consumer Solutions and in all geographic regions, primarily in downstream silicones, led by home and personal care and consumer and electronics applications. Volume increased in Coatings & Performance Monomers and in all geographic regions except EMEAI, primarily due to gains in industrial coatings and plastic additives which were partially offset by declines in acrylic monomers. Local price decreased in Consumer Solutions across all geographic regions and was broad-based. Local price increased in Coatings & Performance Monomers, as a result of higher raw material costs, in all geographic regions except Latin America, which was flat.

Operating EBIT was $140 million in the third quarter of 2024, down $39 million from Operating EBIT of $179 million in the third quarter of 2023. Operating EBIT decreased primarily due to higher raw material costs, partially offset by improved demand.

Performance Materials & Coatings net sales were $6,609 million in the first nine months of 2024 compared with net sales of $6,603 million in the first nine months of 2023, with volume up 5 percent, local price down 4 percent, and an unfavorable currency impact of 1 percent. Volume increased in both businesses and in all geographic regions. Volume increased in Consumer Solutions across all end-markets. The volume increase in Coatings & Performance Monomers was led by acrylic monomers and industrial and architectural coatings. Price decreased in both businesses and was broad-based. Local price decreased in Consumer Solutions across all geographic regions and in Coatings & Performance Monomers in all geographic regions except Asia Pacific. Currency unfavorably impacted sales in Consumer Solutions, driven by Asia Pacific, and was flat in Coatings & Performance Monomers.

Operating EBIT was $327 million in the first nine months of 2024, up $47 million from Operating EBIT of $280 million in the first nine months of 2023. Operating EBIT increased primarily due to improved demand and higher operating rates, which were partially offset by lower selling prices and higher raw materials costs.

CORPORATE

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
Net sales	$187	$111	$568	$300
Operating EBIT	$(64)	$(50)	$(160)	$(206)
Equity earnings	$2	$1	$3	$3

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $187 million in the third quarter of 2024, an increase from net sales of $111 million in the third quarter of 2023. Net sales were $568 million in the first nine months of 2024, an increase from net sales of $300 million in the first nine months of 2023.

Operating EBIT was a loss of $64 million in the third quarter of 2024, compared with a loss of $50 million in the third quarter of 2023. Operating EBIT was a loss of $160 million in the first nine months of 2024, compared with a loss of $206 million in the first nine months of 2023. Operating EBIT loss improved primarily due to lower environmental costs and increased income from insurance operations.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $2,883 million at September 30, 2024 and $2,987 million at December 31, 2023, of which $1,600 million at September 30, 2024 and $1,984 million at December 31, 2023 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At September 30, 2024, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Nine Months Ended		Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023
In millions
Cash provided by (used for):
Operating activities - continuing operations	$2,092	$3,536	$2,116	$3,567
Operating activities - discontinued operations	8	4	—	—
Operating activities	$2,100	$3,540	$2,116	$3,567
Investing activities	$(1,456)	$(1,846)	$(1,456)	$(1,846)
Financing activities	$(723)	$(2,404)	$(739)	$(2,431)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first nine months of 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital and performance-based compensation payments. Cash provided by operating activities from continuing operations in the first nine months of 2023 was primarily driven by the Company's cash earnings, cash provided by working capital and dividends from equity method investments, which were partially offset by performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
In millions
Current assets	$17,977	$17,614	$17,953	$17,676
Current liabilities	10,827	9,957	10,738	9,849
Net working capital	$7,150	$7,657	$7,215	$7,827
Current ratio	1.66:1	1.77:1	1.67:1	1.79:1

Working Capital Metrics	Three Months Ended
	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023

Days sales outstanding in trade receivables	44	43	47
Days sales in inventory	62	61	61
Days payables outstanding	64	65	62

Cash provided by operating activities from discontinued operations in the first nine months of 2024 and 2023 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first nine months of 2024 and 2023 were primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. In addition, cash used for investing activities in the first nine months of 2024 included the acquisition of Circulus Holdings, PBLLC, a U.S. mechanical recycling company.

The Company's capital expenditures were $2,173 million in the first nine months of 2024, compared with $1,598 million in the first nine months of 2023. The Company expects full year capital spending in 2024 to be approximately $3 billion, which includes the ramp up of the construction of the Fort Saskatchewan Path2Zero project aligned to the Company's Decarbonize & Grow strategy. The Company expects capital spending for this key growth project to average approximately $1 billion annually through 2029. Enterprise-wide capital spending is expected to exceed depreciation and amortization through 2027, during the first phase of the project, and average depreciation and amortization over the economic cycle. As evidenced across prior economic cycles, the Company will adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first nine months of 2024 for Dow Inc. was primarily related to dividends paid to stockholders, purchases of treasury stock and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt. Cash used for financing activities in the first nine months of 2024 for TDCC was primarily related to dividends paid to Dow Inc. and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt. Cash used for financing activities in the first nine months of 2023 was primarily for debt related activities. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
In millions
Cash provided by operating activities - continuing operations (GAAP)	$2,092	$3,536
Capital expenditures	(2,173)	(1,598)
Free Cash Flow (non-GAAP)	$(81)	$1,938

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Nine Months Ended
	Sep 30, 2024	Sep 30, 2023
In millions
Net income (GAAP)	$1,236	$755
+ Provision for income taxes	145	253
Income before income taxes	$1,381	$1,008
- Interest income	143	186
+ Interest expense and amortization of debt discount	595	549
- Significant items ¹	(301)	(848)
Operating EBIT (non-GAAP)	$2,134	$2,219
+ Depreciation and amortization	2,143	1,954
Operating EBITDA (non-GAAP)	$4,277	$4,173
Cash provided by operating activities - continuing operations (GAAP)	$2,092	$3,536
Cash flow from operations to net income (GAAP)	169.3%	468.3%
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	48.9%	84.7%
1.The nine months ended September 30, 2024 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, impairment charges related to write-downs of certain manufacturing assets and activity related to the separation from DowDuPont. The nine months ended September 30, 2023 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, certain gains and losses associated with previously impaired equity investments, a loss associated with legacy agricultural products groundwater contamination matters and activity related to the separation from DowDuPont. See Note 21 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at September 30, 2024. Cash and committed and available forms of liquidity were $12.7 billion at September 30, 2024. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer, the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at September 30, 2024. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. Subsequent to September 30, 2024, TDCC issued approximately $700 million of commercial paper.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At September 30, 2024, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at September 30, 2024.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In the first nine months of 2024, there were $289 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities ($28 million in sales of receivables in the first nine months of 2023). At September 30, 2024, approximately $26 million of sold receivables were outstanding.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity. Sales of receivables under this facility were $378 million in the first nine months of 2024 (no sales of receivables in the first nine months of 2023). At September 30, 2024, approximately $19 million of sold receivables were outstanding. See Note 11 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. Sales of receivables under this facility were $581 million in the first nine months of 2024 (no sales of receivables in the first nine months of 2023). At September 30, 2024, approximately $154 million of sold receivables were outstanding. See Note 11 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At September 30, 2024, the Company had monetized $260 million of its existing COLI policies' surrender value ($97 million at December 31, 2023). See Note 6 to the Consolidated Financial Statements for additional information.

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

Total Debt	Dow Inc.		TDCC
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
In millions
Notes payable	$111	$62	$111	$62
Long-term debt due within one year	296	117	296	117
Long-term debt	16,164	14,907	16,164	14,907
Gross debt	$16,571	$15,086	$16,571	$15,086
- Cash and cash equivalents	2,883	2,987	2,883	2,987
- Marketable securities [1]	361	1,300	361	1,300
Net debt	$13,327	$10,799	$13,327	$10,799
Total equity	$18,841	$19,108	$19,039	$19,406
Gross debt as a percent of total capitalization	46.8%	44.1%	46.5%	43.7%
Net debt as a percent of total capitalization	41.4%	36.1%	41.2%	35.8%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.44 to 1.00 at September 30, 2024. Management believes TDCC was in compliance with all of its covenants and default provisions at September 30, 2024. For information on TDCC's debt covenants and default provisions, see Note 13 to the Consolidated Financial Statements included in the 2023 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first nine months of 2024.

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

In the first nine months of 2024, the Company issued an aggregate principal amount of $71 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $77 million of long-term debt.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At September 30, 2024, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Ratings	Baa1	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

On July 1, 2024, Fitch Ratings affirmed TDCC's BBB+ and F1 rating, and affirmed its outlook of stable. On July 1, 2024, Standard & Poor's also affirmed TDCC's BBB and A-2 rating, and affirmed its outlook of stable. On August 6, 2024, Moody's Ratings affirmed TDCC's Baa1 and P-2 rating, and affirmed its outlook of stable. These credit agencies' decisions were made as part of their annual review process and reflect the Company's supportive financial policies, scale, liquidity and cost-advantaged footprint.

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

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 15, 2024	February 29, 2024	March 8, 2024	$0.70
April 11, 2024	May 31, 2024	June 14, 2024	$0.70
August 14, 2024	August 30, 2024	September 13, 2024	$0.70
October 10, 2024	November 29, 2024	December 13, 2024	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Dow Inc. Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended September 30, 2024, TDCC declared and paid a dividend of $600 million to Dow Inc. ($2,077 million of dividend declared and $1,984 million of dividend paid to Dow Inc. for the nine months ended September 30, 2024). At September 30, 2024, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $94 million of its common stock in the third quarter of 2024 ($494 million in the first nine months of 2024). At September 30, 2024, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

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

See Note 17 to the Consolidated Financial Statements, and Note 18 to the Consolidated Financial Statements included in the 2023 10-K for additional information related to the Company's pension plans.

Restructuring
The actions related to the 2023 Restructuring Program are expected to result in additional cash expenditures of $60 million, primarily through the first quarter of 2025, and consist of severance and related benefit costs. Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $90 million, primarily through the first quarter of 2025. Restructuring implementation and efficiency costs totaled $55 million and $157 million for the three and nine months ended September 30, 2024, respectively.

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

Contractual Obligations at Sep 30, 2024	Payments Due In
In millions	2024	2025-2026	2027-2028	2029 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$35	$656	$1,985	$14,038	$16,714
Expected cash requirements for interest [2]	230	1,536	1,453	9,269	12,488
Purchase obligations [3]	890	3,234	2,330	7,014	13,468
Total	$1,155	$5,426	$5,768	$30,321	$42,670
1.Excludes unamortized debt discount and issuance costs of $254 million. Includes finance lease obligations of $961 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2024, and includes $154 million of various floating rate notes.
3.Includes a $1.3 billion purchase commitment for the use of a water supply reservoir asset expected to commence in 2028, as discussed in Note 13 to the Consolidated Financial Statements, and outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2024	2023
Claims unresolved at Jan 1	6,367	6,873
Claims filed	3,472	3,097
Claims settled, dismissed or otherwise resolved	(4,469)	(3,428)
Claims unresolved at Sep 30	5,370	6,542
Claimants with claims against both Union Carbide and Amchem	(963)	(1,452)
Individual claimants at Sep 30	4,407	5,090

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first nine months of 2024. For a current status of this matter, see Note 13 to the Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2024	112,764	$53.21	112,764	$1,019
August 2024	1,247,017	$53.11	1,247,017	$952
September 2024	419,114	$51.66	419,114	$931
Third quarter 2024	1,778,895	$52.78	1,778,895	$931
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

Date: October 25, 2024

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)