Form 10-K
period 2024-12-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2025-02-04
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the common stock of Dow Inc. held by non-affiliates of Dow Inc. was approximately $37.1 billion based on the last reported closing price of $53.05 per share as reported on the New York Stock Exchange.
Dow Inc. had 703,831,931 shares of common stock, $0.01 par value, outstanding at January 15, 2025. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at January 15, 2025, all of which were held by the registrant’s parent, Dow Inc.
The Dow Chemical Company meets the conditions set forth in General Instruction I(1)(a) and (b) for Form 10-K and therefore is filing this form in the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
Dow Inc.: Portions of Dow Inc.'s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of Dow Inc.'s fiscal year ended December 31, 2024.

The Dow Chemical Company: None.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2024

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters, and often contain words or phrases such as “anticipate,” “believe,” "could," “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” "target," “will,” “will be,” “will continue,” “will likely result,” “would,” and similar expressions, and variations or negatives of these words or phrases.

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to Dow's contemplated capital and operating projects; Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe, including the completion and success of its integrated ethylene cracker and derivatives facility in Alberta, Canada; size of the markets for Dow’s products and services and ability to compete in such markets; failure to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in Dow’s information technology networks and systems, including the impact of cyberattacks; risks related to Dow’s separation from DowDuPont Inc. such as Dow’s obligation to indemnify DuPont de Nemours, Inc. and/or Corteva, Inc. for certain liabilities; and any global and regional economic impacts of a pandemic or other public health-related risks and events on Dow's business.

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

ABOUT DOW
Dow is one of the world’s leading materials science companies, serving customers in high-growth markets such as packaging, infrastructure, mobility and consumer applications. The Company's global breadth, asset integration and scale, focused innovation, leading business positions and commitment to sustainability enables the Company to achieve profitable growth and help deliver a sustainable future. Dow operates manufacturing sites in 30 countries and employs approximately 36,000 people. In 2024, Dow delivered sales of approximately $43 billion. Learn more about Dow's ambition to be the most innovative, customer-centric, inclusive and sustainable materials science company in the world by visiting www.dow.com.

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

The Company’s unique advantages compared with its competitors include extensive low-cost feedstock positions around the world; unparalleled scale, global footprint and market reach; world-class manufacturing sites in every geographic region; deep customer and brand owner understanding; portfolio of higher-value functional polymers, such as polyolefin elastomers, semiconductive and jacketing compound solutions and wire and cable insulation; and market-driven application development and technical support.

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

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves growing, high-value sectors using world-class technology, broad existing product lines, and a rich product pipeline that creates competitive advantages for the entire packaging value chain. The business is a recognized leader in the production, marketing and innovation of polyethylene. The business is also a leader in other ethylene derivatives, such as polyolefin elastomers, ethylene vinyl acetate and ethylene propylene diene monomer ("EPDM") rubber serving mobility; consumer; wire and cable; and construction end-markets. Market growth is expected to be driven by major shifts in population demographics; improving socioeconomic status in emerging geographic regions; consumer and brand owner demand for increased functionality including sustainable offerings through lower-carbon and circular solutions; global efforts to reduce food waste; growth in telecommunications networks; global development of electrical transmission and distribution infrastructure; and renewable energy applications such as wind power and solar (photovoltaic).

Details on Packaging & Specialty Plastics' 2024 net sales, by business and geographic region, are as follows:

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
•Sadara Chemical Company ("Sadara") - a Saudi Arabian company that manufactures chlorine, ethylene, propylene and aromatics for internal consumption and manufactures and sells polyethylene, ethylene oxide and propylene oxide derivative products, and isocyanates; owned 35 percent by the Company. The Company continues to be responsible for marketing a significant portion of Sadara’s products through the Company’s established sales channels. In 2021, Dow and the Saudi Arabian Oil Company agreed to a marketing rights transition plan. Execution of the transition plan is ongoing and progressing towards aligning marketing rights and responsibilities to levels more consistent with each partner's equity ownership. This transition will not impact equity earnings, but is expected to reduce the Company's sales of Sadara products over the transition period.
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

Current and Future Investments
The Company has announced investments that are being progressed over the next several years and are expected to enhance competitiveness. These include:
•Construction of the world's first net-zero Scope 1 and 2 carbon dioxide equivalent ("CO2e") emissions integrated ethylene and derivatives complex in Alberta, Canada. This project is expected to deliver 2 million metric tons of organic growth in attractive, high-end markets while decarbonizing 20 percent of Dow's global ethylene capacity.
•Construction of a world-scale polyethylene unit on the U.S. Gulf Coast, based on Dow’s proprietary process technologies, to meet consumer-driven demand in specialty packaging, health and hygiene, and industrial and consumer packaging applications.
•Ongoing collaboration with Mura Technology (“Mura”) to help solve the global plastics waste challenge and advance circularity via circular feedstocks, which are converted into recycled plastics.
The Company's ambition includes becoming the most sustainable materials science company, with a strategy to advance the well-being of humanity by helping lead the transition to a sustainable planet and society. This includes lowering energy and greenhouse gas ("GHG") emissions and further enabling a shift to a circular economy for plastics by focusing on resource efficiency and integrating recycled content and renewable feedstocks into its production processes. Additionally, the Company's Transform the Waste target aims to transform plastic waste and other forms of alternative feedstock to commercialize 3 million metric tons of circular and renewable solutions annually by 2030. As part of that strategy, Dow completed or progressed the following investments in 2024:
•Dow acquired Circulus Holdings, LLC, a U.S. mechanical recycling company that converts plastic waste into post-consumer resin. This acquisition includes two facilities in the United States with a total recycling capacity of 50,000 metric tons per year and supports Dow's efforts towards the Transform the Waste target.
•Dow completed the sale of its flexible packaging laminating adhesives business in 2024 to Arkema, S.A. The completion of this sale exemplifies Dow's commitment to aligning the Company's portfolio with its growth strategy and circularity platforms.
•Dow signed a Memorandum of Understanding ("MOU") with Ambipar, a Brazilian multinational and global leader in environmental solutions, to expand the strategic alliance between Dow and Ambipar and help drive transformation of the plastic recycling market in Brazil. By 2030, Dow and Ambipar target leading polyethylene recycling in Brazil, increasing operations from 2,000 metric tons per year to 60,000 metric tons per year.
•Dow signed an additional MOU with SCG Chemicals in 2024 to expand its circularity partnership and transform 200,000 metric tons per year of plastic waste into circular products by 2030 in the Asia Pacific geographic region. The partnership supports Dow's efforts towards the Transform the Waste target.
•The first Mura plant in the United Kingdom commenced commissioning of its 20,000 metric ton advanced recycling facility in the fourth quarter of 2024 and will begin feedstock production in 2025. Dow will be the main recipient of the product produced at this site.
•Dow continued to collaborate with X-energy, a nuclear energy innovation company, to advance the design of the previously announced advanced small modular reactor nuclear project at the Seadrift Operations manufacturing site in Texas, which includes developing a construction permit application for submittal to the Nuclear Regulatory Commission. The project is expected to be funded 50 percent by the U.S. Department of Energy under the Advanced Reactor Demonstration Program and will be operated by a subsidiary of NextEra Energy, one of the nation’s major nuclear operators.
•Dow continued its collaboration with Hanseatic Energy Hub GmbH ("HEH") as a minority stakeholder and is working with HEH's current members to advance Germany's capabilities to import supplies of liquified natural gas, bio-liquified natural gas and synthetic natural gas through the construction of an import terminal. HEH and its shareholders approved the final investment decision for this project on March 4, 2024. The HEH consortium plans to build, own, and operate an import terminal for liquified gases onsite at Dow's Stade, Germany industrial park. The zero-emission terminal will be co-located with Dow's facilities in Stade. Dow is making land available for the construction of the terminal as well as infrastructure services, off-gas heat, site services and mutual harbor use rights.
•Dow and privately-held New Energy Blue reached a long-term supply agreement to produce bio-based ethylene from renewable agricultural residues. This is the first agreement in North America to generate plastic sourced materials from corn stover (stalks and leaves), and is the Company's first agreement in North America to utilize agriculture residues for plastic production. Under the terms of the supply agreement, Dow will support the design of New Energy Freedom, a new facility in the United States that is expected to process corn stover and produce commercial quantities of second-generation ethanol and clean lignin, with nearly half of the ethanol to be turned into bio-based ethylene feedstock reducing CO2e emissions from plastic production, and using it in recyclable applications across transportation, footwear, and packaging.
•Dow and Reciclar S.A. joined forces to build an efficient model for plastic recycling in Argentina that will produce more than 6,500 metric tons of post-consumer plastic resin. This collaboration agreement with Reciclar S.A. spans three years and aims to improve the capacity of Reciclar S.A. to process waste on a larger scale and produce high-quality post-consumer plastic materials under the REVOLOOPTM brand.
•Dow has several renewable power agreements in place globally that continue to support progress toward its goal to reduce net annual Scope 1 and 2 CO2e emissions by 5 million metric tons by 2030.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
The Industrial Intermediates & Infrastructure operating segment consists of two customer-centric global businesses - Industrial Solutions and Polyurethanes & Construction Chemicals - that develop important intermediate chemicals that are essential to manufacturing processes, as well as downstream, customized materials and formulations that use advanced development technologies. These businesses primarily produce and market ethylene oxide and propylene oxide derivatives that are aligned to market segments as diverse as appliances; coatings; furniture and bedding; building and construction; mobility; electronics; surfactants for cleaning and sanitization; infrastructure; and oil and gas. The businesses' global scale and reach, world-class technology, research and development capabilities and materials science expertise enable the Company to be a premier solutions provider offering customers value-added sustainable solutions to enhance comfort, energy efficiency, product effectiveness and durability.

Industrial Solutions
Industrial Solutions provides a broad portfolio of solutions that enable and improve the manufacture of consumer and industrial goods and services. The business’ solutions minimize friction and heat in mechanical processes; manage the oil and water interface; deliver ingredients for maximum effectiveness; facilitate dissolvability; enable product identification; decarbonize oil and gas products; reduce energy intensity, water use and increase efficacy in broad washing applications; and provide the foundational building blocks for the development of chemical technologies. The business supports manufacturers across a large variety of end-markets, notably coatings; detergents and cleaners; crop protection; consumer health; electronics; oil and gas; inks; lubricants and fluids. The business is a leading producer of purified ethylene oxide, amines, solvents and glycol ethers.

Polyurethanes & Construction Chemicals
Polyurethanes & Construction Chemicals consists of three businesses: Polyurethanes, Chlor-Alkali & Vinyl (“CAV”) and Construction Chemicals. The Polyurethanes business is the world’s largest producer of propylene oxide, propylene glycol and polyether polyols, a leading producer of aromatic isocyanates and fully formulated polyurethane systems for rigid, semi-rigid and flexible foams, as well as a leading producer of coatings, adhesives, sealants, elastomers and composites that serve consumers; industrial; building and construction; and mobility end-markets. This includes applications for appliances; furniture; bedding; refrigerated transport; building insulation panels; automotive seat cushions and acoustics; and aircraft deicing fluids. The CAV business provides chlorine and caustic soda supply and markets caustic soda, a valuable co-product of the chlor-alkali manufacturing process, ethylene dichloride and vinyl chloride monomer. The CAV business' assets are predominantly in Western Europe and Latin America and largely produce materials for internal consumption. The Construction Chemicals business provides cellulose ethers, redispersible latex powders, and acrylic emulsions used as key building blocks for differentiated building and construction materials across many market segments and applications ranging from roofing and flooring to gypsum-, cement-, concrete- and dispersion-based building materials. Both Polyurethanes and Construction Chemicals deliver sustainable products aligned toward green building markets yielding reduced environmental impacts and lower product intensity compared to traditional offerings.

Details on Industrial Intermediates & Infrastructure's 2024 net sales, by business and geographic region, are as follows:

Products
Major applications/market segments and products are listed below by business:

Business	Applications/Market Segments	Major Products	Key Raw Materials	Key Competitors
Industrial Solutions	Broad range of products for specialty applications including consumer health; agriculture crop protection offerings; aircraft deicing fluids; solvents for coatings; heat transfer fluids for concentrated solar power and data center cooling applications; solvents for electronics processing; food preservation; fuel markers; industrial and institutional cleaning; infrastructure applications; lubricant additives; products and services for energy markets including exploration, production, transmission, refining, mining, gas processing and carbon capture to optimize supply, improve efficiencies and manage emissions
Butyl glycol ethers, VERSENE™ Chelants, UCAR™ Deicing Fluids, UCARSOL™ Amines and related technology for carbon capture and gas treating, ethanolamines, ethylene oxide ("EO"), ethyleneamines, ELEVATE™ Additives for enhanced oil recovery, UCON™ Fluids, DOWANOL™ Glycol Ethers, DOWTHERM™ Heat Transfer Fluids, DOWFROST™ Fluids for data center cooling; higher glycols, isopropanolamines, low-VOC solvents, methoxypolyethylene glycol, methyl isobutyl, polyalkylene glycol, CARBOWAX™ SENTRY™ Polyethylene Glycol, TERGITOL™and TRITON™ brand surfactants, demulsifiers, drilling and completion fluids, rheology modifiers, scale inhibitors, shale inhibitors, specialty amine solvents, surfactants, water clarifiers, frothing separating agents
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
Aniline, caustic soda, ethylene dichloride ("EDC"), methylene diphenyl diisocyanate (“MDI”), polyether polyols, propylene glycol ("PG"), propylene oxide ("PO"), polyurethane systems, vinyl chloride monomer ("VCM"), AQUASET™ Acrylic Thermosetting Resins, DOW™ Latex Powder, RHOPLEX™ and PRIMAL™ Acrylic Emulsion Polymers, WALOCEL™ Cellulose Ethers

			Aniline, benzene, carbon monoxide, caustic soda, cell effluent, cellulose, chlorine, electric power, ethylene, hydrogen peroxide, propylene	Arkema, Ashland, BASF, Covestro, Eastman, Huntsman, Wanhua

Joint Ventures
This segment includes a portion of the Company's share of the results of EQUATE, TKOC, Map Ta Phut and Sadara.

Current and Future Investments
The Company expects to make investments over the next several years to enhance competitiveness and increase underlying mid-cycle earnings in its Polyurethanes & Construction Chemicals and Industrial Solutions businesses. The investments will include alkoxylation capacity expansions and finishing capabilities, investments to support growth in polyurethane systems and efficiency improvements around the world.

In 2024, the Company benefited from the completion of an integrated MDI distillation and prepolymers facility along the U.S. Gulf Coast to increase distillation capabilities by 30 percent versus prior levels, which is expected to improve integrated margins for the portfolio. In addition, the Company completed the expansion of propylene glycol capacity at the existing joint venture facility in Map Ta Phut, Thailand by 80,000 metric tons per year, bringing total capacity to 250,000 metric tons per year, the largest propylene glycol plant in the region. This additional capacity came online in March 2024 and will support customer growth for food and pharma applications.

In 2024, the Industrial Solutions business continued to ramp up previously completed investments on the U.S. Gulf Coast and in Europe to expand capacity of specialty amines and alkoxylation chemistries to serve fast growing energy transition, pharmaceutical, home care, cleaning, and agriculture end-markets. The Company also further advanced applications in data center cooling with DOWFROSTTM LC Heat Transfer Fluid, which is specifically formulated for liquid-cooled, direct-to-chip applications and provides exceptional corrosion protection, freeze protection and ensures a long life-span of the system. The Company also announced its intent to invest in a new world-scale carbonate solvents facility in the United States to support domestic electric vehicle and energy storage markets in collaboration with the U.S. Department of Energy Office of Clean Energy Demonstrations.

In 2024, the Company also progressed the following:
•The Industrial Solutions business advanced investments to expand alkoxylation capacity in the United States and Europe. These investments build on previously announced capacity expansions, collectively increasing the Company's global alkoxylation capacity by 70 percent versus the 2020 baseline. The additional capacity is needed to support increasing demand across a wide range of fast-growing end-markets where the Company is delivering 10 percent to 15 percent annual growth rates, from home and personal care to industrial and institutional cleaning solutions and pharmaceuticals. The investments are backed by supply agreements with customers, including leading consumer brands, and are expected to come online in the United States and Europe within the next year.
•The Polyurethanes & Construction Chemicals business made significant progress in scaling key projects aligned with its long-term sustainability goals. Together with key industry partners and selected customers, Dow has created an innovative industry ecosystem, which pioneers the RENUVATM end-of-life mattress recycling program at an industrial scale, covering everything from collection and dismantling to re-polyol production and mattress manufacturing. Also, as part of its circular strategy, the Polyurethanes & Construction Chemicals business commercializes mass-balanced circular feedstock solutions, SPECFLEXTM CIR, for mobility applications.
•In support of customer requests to reduce Scope 3 emissions, the Polyurethanes & Construction Chemicals business successfully launched propylene glycol and CAV low-carbon offerings under Dow's DECARBIATM portfolio of reduced carbon materials, in which the decarbonization potential reaches from more than 40 percent to well above 90 percent depending on product grades.
•Dow announced a strategic review of select assets in Europe, primarily certain polyurethanes assets within the Industrial Intermediates & Infrastructure segment, as part of an effort to continue to optimize its global asset footprint. The strategic review is expected to be completed in 2025.

PERFORMANCE MATERIALS & COATINGS
The Performance Materials & Coatings operating segment includes industry-leading franchises that deliver a wide array of solutions into consumer, infrastructure and mobility end-markets. The segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. These businesses primarily utilize the Company's acrylics-, cellulosics- and silicone-based technology platforms to serve the needs of the architectural and industrial coatings; home and personal care; consumer and electronics; mobility; industrial and chemical processing; and infrastructure (including residential and commercial buildings) end-markets. Both businesses employ materials science capabilities, global reach and unique products and technology combining chemistry platforms to deliver differentiated, market-driven and sustainable innovations to customers.

Coatings & Performance Monomers
Coatings & Performance Monomers consists of two businesses: Coating Materials and Performance Monomers. The Coating Materials business makes critical ingredients and additives that help advance the performance of paints and coatings. The business offers innovative and sustainable products to accelerate paint and coatings performance across diverse market segments, including architectural paints and coatings, as well as industrial coatings applications used in maintenance and protective industries, wood, metal packaging, traffic markings, thermal paper and leather. These products enhance coatings by improving hiding and coverage characteristics, enhancing durability against nature and the elements, lowering or eliminating volatile organic compounds content, reducing maintenance and improving ease of application. The Performance Monomers business manufactures acrylics-based building blocks needed for the production of coatings, textiles, adhesives and home and personal care products.

Consumer Solutions
Consumer Solutions consists of two businesses: Performance Silicones & Specialty Materials and Silicone Feedstocks & Intermediates. The Performance Silicones & Specialty Materials business delivers an unmatched portfolio of performance-enhancing materials to meet the diverse needs of customers in fast-growing markets, including infrastructure; consumer and electronics; industrial and chemical processing; mobility; and home and personal care. It focuses resources on delivering valuable differentiation via market-driven innovations and sustainable solutions, which address lower-carbon footprint and circularity goals while enabling continued growth. The Silicone Feedstocks & Intermediates business focuses on maximizing productivity and optimizing margins by leveraging Dow’s scale and global reach. It is charged with producing silicon metal, siloxanes and intermediates, which are key materials to manufacture differentiated downstream silicone products.

Details on Performance Materials & Coatings' 2024 net sales, by business and geographic region, are as follows:

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
			Acetic acid, acetone, acrylic acid, ammonia, butanol, butyl acrylate, methanol, methyl methacrylate, propylene, styrene	Arkema, BASF, Celanese, Evonik, LyondellBasell, Wacker Chemie
Consumer Solutions	Personal and home care; mobility; infrastructure; consumer and electronics; industrial and chemical processing
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

Current and Future Investments
In 2024, key growth capital projects in every major geographic region were brought online to meet customer needs in fast-growing markets. These include:

•Capacity expansions of silicone key intermediates enabling downstream growth globally across multiple end-markets, such as infrastructure; consumer and electronics; and mobility.
•Capacity expansions in Europe, Middle East, Africa and India ("EMEAI") to meet demand growth for sustainable silicone solutions in the personal care end-markets.
•Capacity expansions in Asia Pacific to meet growing demand for mobility, infrastructure, consumer and electronics end-markets.
•Capacity expansions in U.S. & Canada to accelerate growth in targeted applications within mobility, personal care, and infrastructure end-markets.

The Company continues to make targeted incremental investments strategically focused on higher-return and faster-payback projects that will require lower levels of capital investment in both the Coatings & Performance Monomers and Consumer Solutions businesses. These investments aim to expand manufacturing capacity, capabilities and efficiency, which further enhance competitiveness across end-markets.

Growth investments drive realization of the Company's broad product innovation portfolio where over 90 percent of projects deliver sustainability benefits. As part of this portfolio, the Coatings & Performance Monomers business continues to make significant strides in advancing architectural coatings innovations that provide both performance and sustainability benefits. The Company's capital strategy is aligned with industry trends to further expand investments focused on accelerating end-markets, including electronics, infrastructure and mobility. Debottlenecking investments allow the Company to fully leverage its global footprint and world-scale facilities to increase supply chain flexibility.

By leveraging global scale and a broad innovation portfolio, the Company is well-positioned to deliver differentiated solutions and sustainable materials in key end-markets, including infrastructure, electronics, industrial, mobility, and home and personal care.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, etc.); non-business aligned joint ventures; non-business aligned litigation expenses; and discontinued or non-aligned businesses.

RAW MATERIALS
The Company operates in an integrated manufacturing environment. Basic raw materials are processed through many stages to produce a number of products that are sold as finished goods at various points in those processes. Hydrocarbon-based raw materials are the major raw material streams that feed the production of the Company's finished goods. The Company purchases hydrocarbon-based raw materials including ethane, propane, butane, naphtha and condensate as feedstocks. These raw materials are used in the production of both saleable products and energy. The Company also purchases and sells certain monomers, primarily ethylene and propylene, to balance internal production and internal consumption. The Company purchases natural gas, primarily to generate electricity, and purchases electric power to supplement internal generation. In addition, the Company produces a portion of its electricity needs in Louisiana and Texas; Alberta, Canada; The Netherlands; the United Kingdom; and Germany.

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

The Company purchases raw materials on both short- and long-term contracts. The Company had adequate supplies of raw materials in 2024 and expects to continue to have adequate supplies of raw materials in 2025.

INDUSTRY SEGMENTS AND GEOGRAPHIC REGION RESULTS
See Note 25 to the Consolidated Financial Statements for information regarding Dow's chief operating decision maker, net sales, significant segment expenses, Operating EBIT and total assets by segment, as well as net sales and long-lived assets by geographic region.

SIGNIFICANT CUSTOMERS AND PRODUCTS
All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors. In 2024, no significant portion of the Company's sales was dependent upon a single customer.

PATENTS, LICENSES AND TRADEMARKS
The Company continually applies for and obtains U.S. and foreign patents and has a substantial number of pending patent applications throughout the world. At December 31, 2024, the Company owned approximately 4,000 active U.S. patents and 27,000 active foreign patents as follows:

Remaining Life of Patents Owned at Dec 31, 2024	United States	Rest of World
Within 5 years	700	4,200
6 to 10 years	1,400	9,200
11 to 15 years	1,500	12,200
16 to 20 years	400	1,400
Total	4,000	27,000

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

PRINCIPAL PARTLY OWNED COMPANIES
The Company’s principal nonconsolidated affiliates at December 31, 2024, including direct and indirect ownership interest for each, are listed below:

Principal Nonconsolidated Affiliate	Country	Ownership Interest	Business Description
EQUATE Petrochemical Company K.S.C.C.	Kuwait	42.50%	Manufactures ethylene, polyethylene and ethylene glycol, and manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins
The Kuwait Olefins Company K.S.C.C.	Kuwait	42.50%	Manufactures ethylene and ethylene glycol
The Kuwait Styrene Company K.S.C.C.	Kuwait	42.50%	Manufactures styrene monomer
Map Ta Phut Olefins Company Limited [1]	Thailand	32.77%	Manufactures propylene and ethylene
Sadara Chemical Company [2]	Saudi Arabia	35.00%	Manufactures chlorine, ethylene, propylene and aromatics for internal consumption and manufactures and sells polyethylene, ethylene oxide and propylene oxide derivative products, and isocyanates
The SCGC-Dow Group:
Siam Polyethylene Company Limited	Thailand	50.00%	Manufactures polyethylene
Siam Polystyrene Company Limited	Thailand	50.00%	Manufactures polystyrene
Siam Styrene Monomer Company Limited	Thailand	50.00%	Manufactures styrene monomer
Siam Synthetic Latex Company Limited	Thailand	50.00%	Manufactures latex and specialty elastomers
1.The Company's effective ownership of Map Ta Phut is 32.77 percent, of which the Company directly owns 20.27 percent and indirectly owns 12.50 percent through its equity interest in Siam Polyethylene Company Limited.
2.The Company is responsible for marketing a significant portion of Sadara products outside of the Middle East zone through the Company's established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. In 2021, Dow and the Saudi Arabian Oil Company agreed to a marketing rights transition plan. Execution of the transition plan is ongoing and progressing towards aligning marketing rights and responsibilities to levels more consistent with each partner's equity ownership.

See Note 11 to the Consolidated Financial Statements for additional information regarding nonconsolidated affiliates.

COMMITMENT TO SUSTAINABILITY
Dow believes its purpose is to deliver a sustainable future through its materials science and collaboration with its partners. That is why Dow is actively aligning its business and sustainability strategy, operational footprint, product offerings and technologies to unlock new sustainable growth opportunities within the markets it serves and deliver long-term value to its stakeholders.

The following four areas are critical for Dow to consistently deliver responsible, best-in-class performance and value growth:

Protecting the Climate
Climate change is a critical challenge to the world and Dow’s business. Dow embraces its responsibility to help reduce global GHG emissions and the impacts of climate change on natural ecosystems. Dow’s approach to climate protection includes efforts to both mitigate and adapt to climate change.

Advancing a Circular Economy and Safer Materials
Dow is continuously looking for better ways to make, use and reuse materials, to help keep them out of the environment and retain their value for as long as possible in support of a sustainable future. Dow believes in considering the total impact of a product over its life cycle, including factors such as demands and impacts on nature, GHG, performance, longevity and end of life, while also working to extend the lifespan of materials.

Dow is focused on utilizing its strong innovation pipeline to develop safer materials or reduce or eliminate priority substances in its products. The Company also invests in upstream manufacturing technologies to reduce facility emissions and, where necessary, restricts downstream uses of some substances.

Cultivating a Thriving Team and Community
Dow is committed to lead with inclusion, elevate its focus on diversity and embed equity into its practices, policies and processes for breakthrough results. The Company supports an innovative, sustainable and inclusive future where its communities can thrive, everyone has equitable access to careers in science, technology, engineering and math and skilled trades, and employees are empowered to accelerate change.

Driving Accountability and Best-in-Class Performance
Dow exercises strong corporate governance through transparency, risk management, effective leadership, ethical compliance and behavior, and stakeholder feedback and management. Dow’s approach to corporate governance is centered on its core values and helps create and maintain a culture that supports long-term success, strengthens decision-making and builds trust in the Company. Dow’s leadership starts with its experienced and highly skilled Board of Directors ("Board"). Among other duties, the Board oversees and guides the Company’s strategy, environmental, social and governance priorities, and risk management to help promote the creation of long-term value for its shareholders.

Dow has implemented and continues to expand on its multi-decade targets intended to put the Company on a path to achieve a sustainable future, which include the following:
•By 2030:
◦Dow will reduce its net annual Scope 1 and 2 CO2e emissions by 5 million metric tons compared with its 2020 baseline, representing a 15 percent reduction from 2020 and a 30 percent reduction in GHG emissions since 2005.
◦Dow will implement a robust land management strategy. Its top 20 water-dependent sites will have water stewardship plans, and 10 of those sites will be water-resilient.
◦Dow will transform plastic waste and other forms of alternative feedstock to commercialize 3 million metric tons of circular and renewable solutions annually.
•By 2035:
◦All Dow sites will have water stewardship plans.
•By 2050:
◦Dow intends to be carbon neutral (Scopes 1+2+3, plus product benefits).
◦Dow will partner to conserve 50,000 acres of habitat and its top 20 water-dependent sites will be water-resilient.

The Company's progress in achieving these targets is reviewed regularly by management and with the Environment, Health, Safety & Technology ("EHS&T") Committee of the Board.

Additional discussion of matters pertaining to sustainability, including the Company's actions related to sustainability, is included in Part I, Item 1A. Risk Factors; Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1, 4 and 15 to the Consolidated Financial Statements. In addition, detailed information on the Company's performance regarding sustainability matters and goals, including the Company's annual INtersections Report, is accessible through Dow's Investors webpage at www.dow.com/investors. Dow's website and its content are not deemed incorporated by reference into this report.

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

Safety, Employee Health and Well-Being
A commitment to safety and employee health is ingrained in Dow’s culture and central to how the Dow team works. Dow uses a comprehensive, integrated operating discipline management system that includes policies, requirements, best practices and procedures associated with health and safety. In 2024, the Company achieved an Occupational Safety and Health Administration Total Recordable Injury and Illness Rate of 0.18, based upon the number of incidents per 200,000 work hours for employees and contractors globally. This measure, along with a consistent set of globally applied, as well as locally defined, leading indicators of safety performance, are cornerstones of Dow's worker protection program. The Company maintains a robust, globally tracked near-miss program for situations that did not result in an injury, but could have been high consequence had circumstances been slightly different. This data is reviewed regularly by management and the EHS&T Committee of the Board, is visible to all employees and is built into digital dashboards that include actual injury information for every Dow location around the world.

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

Inclusion, Diversity & Equity
At Dow, inclusion, diversity and equity (“ID&E”) is a business imperative evidenced by inclusion serving as a core pillar of the Company's ambition statement. A strategic and intentional focus on ID&E not only enhances the employee experience and satisfaction, but it also supports innovation, customer experience and understanding of the communities the Company serves. In 2024, Dow advanced to #3 on the Fair360 Top 50 Companies list, remaining in the top 10 for the second consecutive year. Additionally, for the fourth year in a row, Dow was recognized on the Fortune 100 Best Companies to Work For® list. These are significant accomplishments that represent only two of the many awards the Company received related to its efforts in ID&E.

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

Dow’s 10 ERGs represent a workforce rich in diversity of thought, perspectives and backgrounds. Dow’s ERGs help develop a high-performance workplace culture and cultivate a positive employee experience that supports business growth. ERG participation is voluntary and open to the Company's total workforce with strong allyship representation. Senior leaders serve as executive sponsors for each ERG. In addition, Dow has a Paid Time Off Policy which provides employees time off to volunteer and engage in ERG activities. In 2024, 61 percent of Dow’s workforce and 97 percent of Dow people leaders participated in at least one ERG.

Inclusion and diversity metrics, including global spend with certified diverse suppliers, global representation of women and U.S. ethnic minority representation, are embedded in the performance award bonus program for over 3,000 leaders. The results are published internally on a quarterly basis and reviewed regularly by management with the Compensation and Leadership Development Committee of the Board.

Global pay disparity studies have been conducted at Dow for over 20 years to assess fair treatment between genders and between U.S. ethnic minorities and non-minorities and to ensure Dow’s pay practices are being implemented as intended. The results have been publicly disclosed within the Company's annual INtersections Report. As part of Dow’s ID&E efforts, the Company will continue to conduct annual pay gap studies and actively engage with an external partner to further develop and continue to apply best practices.

Total Rewards
To achieve Dow’s ambition, the Company invests in its people, who are at the heart of the Company, through its Total Rewards plans and programs. The Total Rewards plans and programs are structured to attract, retain and motivate Dow’s employees. Dow’s Total Rewards are designed to support all aspects of its employees – their compensation, future, health, life and career. The Company is committed to aligning its strategy and culture with the needs of its employees and optimizing the investment Dow makes in Total Rewards.

As a global company with a diverse team, Dow aims to ensure employees have access to resources that allow them to meet their unique needs. That is why Dow has established three guiding principles that define its Total Rewards strategy: 1) ensuring programs are market competitive; 2) providing employees with offerings that align with their preferences to promote their financial, mental and physical well-being; and 3) offering programs that drive a performance-oriented, results-based culture that enables long-term shareholder value creation. Dow adapts its programs for geography-specific requirements, as well as cultural standards and expectations.

Employee Engagement, Learning and Development
Throughout an employee’s career, the Company supports development through a blend of learning approaches including in-person and virtual trainings, digital learning platforms, on-the-job training and a series of leadership development programs. The Company launched a new skills framework in 2024. The skills framework is aligned to enterprise competencies that support Dow's ambition. Additionally, the skills-valued focus increases the transparency of skills needed for current and future jobs and is embedded in talent practices to support employee growth, development and skill building for evolving business needs.

Annually, all employees have the opportunity to provide feedback on employee experience and offer insights into how to improve Dow’s working culture through a global employee opinion survey. A key component of the survey is an opportunity for employees to provide feedback on the effectiveness of their direct leader. In 2024, 73 percent of employees responded to the annual survey. The feedback received through this annual survey and additional quarterly checkpoint surveys is used to drive actions to improve the overall Dow experience for employees across the Company, as well as to support continuous improvement in leader effectiveness.

At December 31, 2024, the Company permanently employed approximately 36,000 people on a full-time basis.

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

OTHER ACTIVITIES
The Company engages in property and casualty insurance and reinsurance primarily through its Liana Limited subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is information related to the Company's executive officers as of February 4, 2025:

Name, Age	Present Position with Registrant	Year Elected as Executive Officer of Dow Inc.	Other Business Experience since January 1, 2020
Marco ten Bruggencate, 51	President, Industrial Intermediates & Infrastructure	2024
DOW INC.: President, Industrial Intermediates & Infrastructure since December 2024. TDCC: President, Industrial Intermediates & Infrastructure since December 2024. DOW EUROPE GMBH: President, EMEAI[1] from July 2024 to December 2024; Commercial Vice President for Packaging & Specialty Plastics for Europe, Middle East, and Africa from November 2019 to July 2024.

Lisa Bryant, 49	Chief Human Resources Officer	2022
DOW INC.: Chief Human Resources Officer since November 2022.
TDCC: Chief Human Resources Officer since November 2022; Senior Global Human Resources Director for Finance, Legal, Public Affairs, and Government Affairs from May 2020 to November 2022; North America Human Resources Director from February 2019 to May 2020.

Karen S. Carter, 54	Chief Operating Officer	2019
DOW INC.: Chief Operating Officer since December 2024; President, Packaging & Specialty Plastics from November 2022 to December 2024; Chief Human Resources Officer and Chief Inclusion Officer from April 2019 to November 2022.
TDCC: Chief Operating Officer since December 2024; President, Packaging & Specialty Plastics from November 2022 to December 2024; Chief Human Resources Officer from October 2018 to November 2022; Chief Inclusion Officer from July 2017 to November 2022.

Keith Cleason, 58	President, Packaging & Specialty Plastics	2024
DOW INC.: President, Packaging & Specialty Plastics since December 2024. TDCC: President, Packaging & Specialty Plastics since December 2024; Business Vice President for Olefins, Aromatics & Alternatives and Univation Technologies from July 2018 to December 2024.

Andrea L. Dominowski, 50	Controller and Vice President of Controllers	2024
DOW INC.: Controller and Vice President of Controllers since February 2024.
TDCC: Controller and Vice President of Controllers since February 2024; Global Business Director for Silicone Feedstocks & Intermediates from August 2020 to February 2024; Regional Finance Director for North America from January 2018 to August 2020.

Jim Fitterling, 63	Chair and Chief Executive Officer	2018	DOW INC.: Chair since April 2020; Chief Executive Officer since August 2018. TDCC: Chair since April 2020; Chief Executive Officer since July 2018.
Brendy Lange, 41	President, Performance Materials & Coatings	2024
DOW INC.: President, Performance Materials & Coatings since April 2024.
TDCC: President, Performance Materials & Coatings since April 2024; Business Vice President, Dow Industrial Solutions from February 2020 to April 2024; Global Business Director, Dow Industrial Solutions from January 2017 to February 2020.

John M. Sampson, 64	Senior Vice President, Operations, Manufacturing & Engineering	2021	DOW INC.: Senior Vice President, Operations, Manufacturing & Engineering since October 2020. OLIN CORPORATION: Executive Vice President, Business Operations from April 2019 to September 2020.
A. N. Sreeram, 57	Senior Vice President of Research & Development and Chief Technology Officer	2019
DOW INC.: Senior Vice President of Research & Development and Chief Technology Officer since April 2019.
TDCC: Chief Technology Officer since October 2015; Senior Vice President of Research & Development since August 2013.

Jeffrey L. Tate, 55	Chief Financial Officer	2023
DOW INC.: Chief Financial Officer since November 2023.
TDCC: Chief Financial Officer since November 2023.
LEGGETT & PLATT INCORPORATED: Executive Vice President and Chief Financial Officer from September 2019 to June 2023.

Amy E. Wilson, 54	General Counsel and Corporate Secretary	2018	DOW INC.: General Counsel and Corporate Secretary since April 2019. TDCC: General Counsel since October 2018; Corporate Secretary since February 2015.
1.Europe, Middle East, Africa and India.

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

The transition to lower greenhouse gas emissions technology, the effects of carbon pricing and changes in public sentiment, incentives, regulations, taxes, public mandates or requirements and increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans could increase costs to maintain or resume the Company’s operations or achieve its sustainability commitments in the expected timeframes, which would negatively impact the Company’s results of operations.

In 2020, the Company announced commitments to reduce its net annual Scope 1 and 2 carbon dioxide equivalent ("CO2e") emissions by an additional 5 million metric tons, approximately a 15 percent reduction compared with its 2020 baseline, by 2030 (the 2020 baseline represents a 15 percent reduction in greenhouse gas emissions since 2005) and its intention to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits). In November 2023, the Board approved the final investment decision to build the world's first net-zero Scope 1 and 2 CO2e emissions integrated ethylene cracker and derivatives facility in Alberta, Canada, a key element for the Company to achieve its 2030 greenhouse gas emissions reduction commitment.

The commitments reflect the Company's current plans and targets and are not guarantees that it will be able to achieve them. The execution and achievement of the Company's commitments within projected cost estimates and expected timeframes, including the success of the Company's integrated ethylene cracker and derivatives facility in Alberta, Canada, are subject to risks and uncertainties which include, but are not limited to: advancement, availability, development and affordability of technology necessary to achieve these commitments; unforeseen design, operational and technological difficulties; availability and cost of necessary materials and components; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; changes in public sentiment and political leadership, including government incentives and tax credits to promote emission reductions; and the Company’s ability to comply with changing regulations, taxes, mandates or requirements related to greenhouse gas emissions or other climate-related matters, including prescriptive reporting of climate-related matters. In addition, standards for tracking and reporting on sustainability matters have not been harmonized, continue to evolve and may change over time, which could result in significant revisions to the Company's performance metrics, commitments or reported progress in achieving such commitments. Given the focus on sustainable investing, if the Company fails to meet its climate change commitments within the committed timeframe, coupled with its significant investments to meet those commitments, and adopt policies and practices to enhance sustainability, the Company’s reputation and its customer and other stakeholder relationships could be negatively impacted, reducing demand for the Company's products, and it may be more difficult for the Company to compete effectively or gain access to financing on acceptable terms when needed, which could negatively impact the Company’s financial condition, results of operations and cash flows.

MACROECONOMIC RISKS
Financial Commitments and Credit Markets: Market conditions could reduce the Company's flexibility to respond to changing business conditions or fund capital needs.
Adverse economic conditions, such as fluctuating interest rates, could reduce the Company’s flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. The economic environment could result in a contraction in the availability of credit in the marketplace and reduce sources of liquidity for the Company. This could result in higher borrowing costs.

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

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, also impact sales price and volume and affect the efficacy of the Company's supply chain. For example, market uncertainty and an economic downturn driven by inflationary pressures, higher input costs and margin compression have reduced demand for the Company's products, resulting in decreased sales volume in recent years which has yet to fully recover. Adverse economic conditions also caused supply chain constraints. These factors have had a negative impact on the Company's results of operations. Additionally, political tensions; war, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company sells its products could also reduce demand for the Company's products and result in decreased sales volume or supply chain disruptions, which could have a negative impact on the Company’s results of operations.

In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. Dow suspended purchases of feedstocks and energy from Russia. Investments in and flow of Dow's materials into Russia have been stopped. These actions have not had and are not expected to have a material impact on the Company's financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of the conflict in the Middle East and potential expansion of the hostilities in the region are difficult to predict and could disrupt the Company's supply chain operations, which could have a negative impact on the Company's results of operations.

In addition, volatility and disruption of financial markets could limit the ability of Dow's customers and suppliers to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on the Company’s results of operations. The Company’s global business operations also give rise to market risk exposure related to changes in inflation, foreign currency exchange rates, including the impact of foreign currency exchange rates resulting from highly inflationary economies such as Argentina, interest rates, commodity prices and other market factors such as equity prices. To manage such risks, the Company enters into hedging and other investment transactions, where deemed appropriate, pursuant to established guidelines and policies. If the Company fails to effectively manage such risks, it could have a negative impact on its results of operations.

Pension and Other Postretirement Benefits: Increased obligations and expenses related to the Company's defined benefit pension plans and other postretirement benefit plans could negatively impact its financial condition and results of operations.
While the Company has frozen its defined benefit plans and other postretirement benefit plans in the United States, the Company continues to sponsor these plans as well as defined benefit pension plans and other postretirement benefit plans in a number of other countries (together with U.S. plans, the “plans”). The assets of the Company's funded plans are primarily invested in fixed income securities, equity securities of U.S. and foreign issuers and alternative investments, including investments in real estate, private equity and absolute return strategies. Changes in the market value of plan assets, investment returns, discount rates, mortality rates and regulations may affect the funded status of the Company's plans and could cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in the Company's obligations or future funding requirements could have a negative impact on the Company's results of operations and cash flows for a particular period and on the Company's financial condition.

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
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In addition, the Company may have costs related to environmental remediation and restoration obligations associated with past and current sites as well as related to its past or current waste disposal practices or other hazardous materials handling. Although management will estimate and accrue liabilities for these obligations, it is reasonably possible that the Company’s ultimate cost with respect to these matters could be significantly higher, which could negatively impact the Company’s financial condition and results of operations. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to its facilities. Further, additional environmental disclosure obligations require and may continue to require the Company to implement new practices and reporting processes, and have created and will continue to create additional compliance risk. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities. For additional information, see Part II, Item 7. Other Matters, Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. At December 31, 2024, Union Carbide's total asbestos-related liability, including future defense and processing costs, was $791 million ($867 million at December 31, 2023).

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
The Company currently has manufacturing operations, sales and marketing activities, and joint ventures in emerging geographic regions. Activities in these geographic regions are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; expropriation, military actions, war, terrorism, sanctions and political instability; sabotage; uninsurable risks; suppliers not performing as expected resulting in increased risk of extended project timelines; and determining raw material supply and other details regarding product movement.

The Company also makes strategic investments in emerging companies. While the Company pursues strategic investments because it expects them to yield longer-term benefits, they could adversely affect the Company’s near-term results of operations. These investments may not yield the business benefits, synergies or financial benefits anticipated by management.

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

If the manufacturing operations, supply chains, sales and marketing activities, investments in emerging companies and joint venture operations are not reliable and/or the implementation of the Company's projects is not successful, it could adversely affect the Company’s financial condition, cash flows and results of operations.

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
The Company relies on various information systems, including information systems operated by third-parties which may also include embedded artificial intelligence ("AI"), to support safe, efficient and reliable business and operating processes and activities and to safeguard its proprietary information assets, including trade secrets, know-how and other sensitive, business critical information. These systems are critical to the Company's process to accurately report financial results for management and external reporting purposes and to ensure compliance with financial reporting, legal and tax requirements in the United States and around the world. These systems may also be used to collect and process sensitive customer and personal employee data the Company may be legally required to protect.

Increased global cybersecurity vulnerabilities, threats and targeted cyberattacks, which are becoming more sophisticated as attackers increase their utilization of developing techniques and tools, including AI, continue to pose risks to the Company’s products, systems and networks, and the confidentiality, availability and integrity of the Company’s data. These vulnerabilities also expose the Company’s customers, suppliers and third-party service providers to loss. In addition, the Company is exposed to similar risks resulting from cyberattacks that are experienced by its suppliers and other vendors. As a result, cyberattacks, internal and external security breaches, and attacks and security breaches of third-party systems could disrupt the Company's operations, compromise Dow’s proprietary and confidential, business critical information, jeopardize the Company's ability to safeguard and maintain accurate data, including personal data, and harm the Company's reputation which could result in litigation, enforcement actions, including fines, penalties and disruption of the Company's right to operate in certain jurisdictions, and significant remediation costs. Additionally, the Company’s use of AI software may create additional risks related to the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information.

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
As a diversified chemical manufacturing company, the Company's operations at each site, including maintenance of its facilities, the transportation of supplies and products, cyberattacks, the Company's limited utilization of AI in its operations, pandemics and other public health-related events or severe weather conditions and other natural phenomena (such as freezing, drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned or unintended event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company's results of operations.

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
Purchased feedstock and energy costs account for a substantial portion of the Company’s total production costs and operating expenses. The Company purchases hydrocarbon-based raw materials including ethane, propane, butane, naphtha and condensate as feedstocks and purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Company also purchases natural gas, primarily to generate electricity, electric power to supplement internal generation, and steam.

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

Dow has comprehensive processes to manage cybersecurity risks when engaging with third-party service providers, including reviewing questionnaires and independent quantitative scores of the vendor’s cyber hygiene, maintaining robust controls to address and mitigate significant risks that may arise, and performing ongoing assessments and reviews throughout the duration of the engagement.

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

As of the date of this report, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. Although the Company has mature processes in place to identify and mitigate potential risks from cybersecurity threats, such risks cannot be completely eliminated. More information on the risks of cybersecurity threats and potential impact to the Company can be found in Item 1A. Risk Factors.

Governance
Role of Management
Dow’s Information Systems organization is led by Dow’s Chief Information and Digital Officer, who reports to Dow's Chief Operating Officer, and is responsible for administration of the cybersecurity and information security framework and risk management, with oversight by the Audit Committee of the Board.

The Company’s Chief Information and Digital Officer has formal education in information technology and more than 30 years of experience in information systems and technology, including as the vice president of Global Information Technology. Prior to joining Dow, the Chief Information and Digital Officer held a variety of leadership roles including vice president of Information Technology at Cargill, Incorporated. The Chief Information and Digital Officer receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

The Company’s management responsible for developing and executing Dow’s cybersecurity policies is comprised of individuals with either formal education and degrees in information technology or cybersecurity, or with experience working in information technology and cybersecurity, including relevant experience in security related industries. Additionally, leaders in the Company’s information technology function receive periodic training and education on cybersecurity related topics. Certain leaders also obtain industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager.

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

Role of the Board
Dow's Board recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data. The Board is responsible for overseeing overall risk management for the Company, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage and mitigate risk, at least annually. While the full Board is accountable for cybersecurity and AI risk management, the Board has delegated responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Audit Committee of the Board. The Audit Committee receives information and updates at least quarterly and actively engages with senior leaders, including the Chief Information and Digital Officer and Chief Information Security Officer, with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, the Audit Committee receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cyber priorities and initiatives, as well as timely updates from senior leaders on material incidents relating to information systems security, including cybersecurity incidents. The Audit Committee also reviews external firms’ assessments of the Company’s security posture and NIST CSF maturity level. Information made available to the Audit Committee is also made available to the full Board. The Audit Committee includes members with significant experience and/or expertise in technology or cybersecurity, including information systems.

ITEM 2. PROPERTIES
The Company's corporate headquarters are located in Midland, Michigan. The Company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively, the Company operates 91 manufacturing sites in 30 countries. The following table includes the major manufacturing sites by operating segment, including consolidated variable interest entities:

Major Manufacturing Sites by Segment	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings
Location
Bahia Blanca, Argentina	X
Candeias, Brazil	X	X
Canada:
Fort Saskatchewan, Alberta	X
Prentiss, Alberta	X
Joffre, Alberta	X
Zhangjiagang, China	X	X	X
Germany:
Boehlen	X	X
Leuna	X
Schkopau	X	X
Stade		X
Terneuzen, The Netherlands	X	X
Tarragona, Spain	X	X
Map Ta Phut, Thailand		X	X
Barry, United Kingdom			X
United States:
Carrollton, Kentucky			X
Hahnville, Louisiana	X	X	X
Plaquemine, Louisiana	X	X
Midland, Michigan			X
Deer Park, Texas		X	X
Freeport, Texas	X	X	X
Orange, Texas	X
Seadrift, Texas	X	X
Texas City, Texas		X	X

Including the major manufacturing sites, the Company has manufacturing sites and holdings in all geographic regions as follows:

Manufacturing Sites by Region
Asia Pacific	14 manufacturing sites in 10 countries
EMEAI [1]	32 manufacturing sites in 14 countries
Latin America	13 manufacturing sites in 4 countries
U.S. & Canada	32 manufacturing sites in 2 countries
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

ITEM 3. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
Union Carbide Corporation (“Union Carbide”), a wholly owned subsidiary of the Company, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc.

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

On December 16, 2022, the U.S. Department of Justice filed a complaint and proposed consent decree with the U.S. District Court for the District of New Jersey ("District Court") on behalf of the U.S. Environmental Protection Agency ("EPA") relating to environmental contamination at the Lower Passaic River Study Area Superfund Site in New Jersey. The EPA filed an amended complaint and proposed consent decree on January 17, 2024. The proposed consent decree includes a requirement that 85 settling defendants, including the Company’s Essex Chemical Corporation subsidiary ("Essex"), make a collective payment of $150 million for the EPA’s past and anticipated future response costs, with Essex’s share of the group settlement costs being $1.15 million. On January 31, 2024, the EPA filed a motion for approval and entry of the consent decree. On December 18, 2024, the District Court approved and entered the consent decree. The District Court's decision has been appealed to the U.S. Third Circuit Court of Appeals.

In October 2023, EPA Region 6 conducted an inspection of the Company’s Louisiana Operations under the EPA’s Risk Management Program ("RMP"). The inspection was initiated due to an incident at the Company's Glycol-2 unit in Plaquemine, Louisiana, on July 14, 2023, as previously disclosed by the Company. The EPA published its inspection report on January 26, 2024. On January 3, 2025, the Company received a Notice Letter from the EPA’s enforcement branch, which formally alleged 21 violations of RMP and Clean Air Act requirements and offered the Company an opportunity to confer with the EPA. The Company expects to engage with the EPA to discuss the Notice Letter.

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

At January 15, 2025, there were 60,643 stockholders of record.

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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended December 31, 2024. The Company makes such purchases only during open windows subject to its insider trading policy.

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
October 2024	—	$—	—	$931
November 2024	—	$—	—	$931
December 2024	—	$—	—	$931
Fourth quarter 2024	—	$—	—	$931
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

ABOUT DOW
Dow is one of the world’s leading materials science companies, serving customers in high-growth markets such as packaging, infrastructure, mobility and consumer applications. The Company's global breadth, asset integration and scale, focused innovation, leading business positions and commitment to sustainability enables the Company to achieve profitable growth and help deliver a sustainable future. Dow operates manufacturing sites in 30 countries and employs approximately 36,000 people.

In 2024, the Company had net sales of $43 billion, of which 38 percent were to customers in the U.S. & Canada; 33 percent were in Europe, Middle East, Africa and India ("EMEAI"); while the remaining 29 percent were to customers in Asia Pacific and Latin America.

In 2024, the Company and its consolidated subsidiaries did not operate in countries subject to U.S. economic sanctions and export controls as imposed by the U.S. State Department or in countries designated by the U.S. State Department as state sponsors of terrorism, including Cuba, Iran, the Democratic People's Republic of Korea (North Korea) and Syria. The Company has policies and procedures in place designed to ensure that it and its consolidated subsidiaries remain in compliance with applicable U.S. laws and regulations.

OVERVIEW
The following is a summary of the results for the Company for the year ended December 31, 2024:

The Company reported net sales in 2024 of $43 billion, down 4 percent from $45 billion in 2023, with decreases across all geographic regions, and driven by a decrease in local price of 4 percent. Net sales decreased in Packaging & Specialty Plastics (down 6 percent) and Industrial Intermediates & Infrastructure (down 5 percent), partially offset by an increase in Performance Materials & Coatings (up 1 percent).

Local price decreased 4 percent compared with 2023, with decreases in all operating segments and geographic regions. Local price decreased in Packaging & Specialty Plastics (down 4 percent), Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 3 percent).

Volume was flat compared with 2023 and mixed by operating segment, with a decrease in Packaging & Specialty Plastics (down 2 percent) offset by increases in Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (up 5 percent). Volume increased in the U.S. & Canada (up 2 percent), decreased in Latin America (down 1 percent), and was flat in EMEAI and Asia Pacific.

The impact of currency on net sales was flat compared with 2023.

Restructuring and asset related charges - net were $103 million in 2024 compared with $528 million in 2023, primarily reflecting restructuring actions approved by the Board in January 2023. The restructuring charges recognized in 2024 consisted of severance and related benefit costs of $41 million, asset write-downs and write-offs of $16 million and costs associated with exit and disposal activities of $9 million. In addition, the Company recognized pretax impairment charges of $37 million related to assets included in the divestiture of the Company's flexible packaging laminating adhesives business.

Equity in losses of nonconsolidated affiliates was $6 million in 2024, compared with losses of $119 million in 2023, primarily driven by improved equity earnings at the Kuwait joint ventures driven from higher prices and volumes, improved results at the Sadara joint venture, partially offset by continued margin compression at the Thai joint ventures.

Sundry income (expense) - net for Dow Inc. and TDCC was income of $415 million and $404 million, respectively, in 2024, compared with expense of $280 million and $327 million, respectively, in 2023. Sundry income (expense) - net increased primarily due to lower foreign currency exchange losses and the absence of a one-time non-cash settlement charge related to the Company's pension de-risking activities in 2023.

Net income available for Dow Inc. and TDCC common stockholder(s) was $1,116 million and $1,127 million, respectively, in 2024, compared with $589 million and $556 million, respectively, in 2023. Earnings per share for Dow Inc. was $1.57 per share in 2024, compared with $0.82 per share in 2023.

In 2024, Dow Inc. declared and paid dividends to common stockholders of $2.80 per share ($1,966 million).

In 2024, Dow Inc. repurchased $494 million of the Company's common stock.

Other notable events and highlights from the year ended December 31, 2024 include:
•On January 25, 2024, the Company published its Green Finance Framework and related Second Party Opinion on its website, to support the execution of its sustainability strategy.
•On February 1, 2024, Andrea L. Dominowski became Controller and Vice President of Controllers.
•On February 9, 2024, TDCC issued $1.25 billion of senior unsecured notes in connection with the Company's Green Finance Framework.
•On April 2, 2024, the Company announced that Mauro Gregorio, President of Performance Materials & Coatings, elected to retire in the third quarter of 2024 after 40 years of service.
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
•On July 1, 2024, Ronald C. Edmonds, former Controller and Vice President of Controllers and Tax, elected to retire after 31 years of service.
•On July 1, 2024, Fitch Ratings affirmed TDCC's BBB+ and F1 rating, and its outlook of stable. Additionally, on July 1, 2024, Standard & Poor's affirmed TDCC's BBB and A-2 rating, and its outlook of stable.
•On August 1, 2024, the Company acquired Circulus Holdings, LLC, a U.S. mechanical recycling company that converts plastic waste into post-consumer resin, for approximately $130 million.
•On August 6, 2024, Moody's Ratings affirmed TDCC's Baa1 and P-2 rating, and its outlook of stable.
•On October 24, 2024, the Company announced that it will complete a strategic review of select assets in Europe, primarily certain polyurethanes assets within the Industrial Intermediates & Infrastructure segment, as part of an effort to continue to optimize its global asset footprint.
•On October 28, 2024, Moody's Ratings re-affirmed TDCC's Baa1 and P-2 rating and revised its outlook to negative from stable.
•On December 2, 2024, the Company completed the sale of its flexible packaging laminating adhesives business, within the Packaging & Specialty Plastics segment, to Arkema S.A. for cash proceeds of $115 million, net of working capital adjustments, costs to sell and other transaction expenses and subject to customary post-closing adjustments.
•On December 3, 2024, the Company announced that Karen Carter, President of Packaging & Specialty Plastics, had been named Chief Operating Officer.
•On December 4, 2024, the Company announced that Keith Cleason had been named President of Packaging & Specialty Plastics.
•On December 4, 2024, the Company announced that Jane Palmieri, President of Industrial Intermediates & Infrastructure, had elected to retire in March 2025 after 30 years of service with Dow.
•On December 4, 2024, the Company announced that Marco ten Bruggencate had been named President of Industrial Intermediates & Infrastructure.
•On December 8, 2024, the Company entered into a definitive agreement to sell a 40 percent equity stake in select U.S. Gulf Coast infrastructure assets to a fund managed by Macquarie Asset Management in exchange for cash proceeds of approximately $2.4 billion. Under the terms of the agreement, Macquarie Asset Management has the option to purchase up to an additional 9 percent equity stake in exchange for additional cash proceeds of up to $600 million.
•On December 9, 2024, Standard & Poor's re-affirmed TDCC's BBB and A-2 rating, and its outlook of stable.
•Dow was named on the Top 100 Global Innovators™ list for the 13th consecutive year.
•Dow received a record-setting 12 2024 Edison Awards™ (three gold, five silver and four bronze), once again earning more awards than any other organization for the seventh consecutive year.
•Dow was named to the JUST 100 list, placing 35th overall, a 20-place improvement from last year, and securing the top spot for Customers in the Chemicals sector.
•Dow earned a spot in the S&P Global Sustainability Yearbook, recognizing the Company as a top industry performer.
•Dow received six 2024 BIG Innovation Awards from the Business Intelligence Group™, the most received in a single Business Intelligence Group™ Awards program by the Company.
•Dow was recognized with a 2024 CIO 100 Award, for the third consecutive year, for the Company's Integrated Data Hub.

•Dow advanced to third place on the 2024 Fair360, formerly DiversityInc, Top 50 Companies for Diversity list making it the seventh consecutive year on the list. Dow was also included on 12 of Fair360's Specialty Lists including: Top Companies for Executive Fairness Councils, Top Companies for Board of Directors, Top Companies for Environmental, Social & Governance, Top Companies for Philanthropy, Top Companies for Supplier Fairness, Top Companies for Employee Resource Groups, Top Companies for Mentoring, Top Companies for Sponsorship, Top Companies for People with Disabilities, Top Companies for Latino Executives, Top Companies for Asian American Executives and Top Companies for LGBTQ+ Employees.
•Dow received six prestigious 2024 SEAL (Sustainability, Environmental Achievement and Leadership) Business Sustainability Awards. Dow's DOWSIL™ ACP-3089 Antifoam Compound and Dow's SILASTIC™ STT 2650 Self Sealing Silicone each received a SEAL Sustainable Innovation Award. Dow's DOWSIL™ 2080, DOWSIL™ IE-9100, DOWSIL™ 991 and SILASTIC™ STT 2650 each received a SEAL Sustainable Product Award.
•For the eighth consecutive year, Dow received a top score on the Disability Equality Index®, placing the Company among the Best Places to Work for Disability Inclusion® for 2024.
•Dow was named one of the 2024 PEOPLE® Companies that Care by Great Place to Work® and PEOPLE® for the fifth consecutive year.
•Dow was honored by Great Place to Work® and Fortune as one of the World's Best Workplaces. Dow was also certified as a Great Place to Work® in 15 countries and ranked on eight national Best Workplaces lists, including the Fortune 100 Best Companies to Work For® list in the United States for the fourth consecutive year.
•Dow was named to the Dow Jones Sustainability World Index by S&P Dow Jones Indices, the world's leading index provider focused on providing essential sustainability intelligence. This is the 24th year Dow has achieved this prestigious ranking.
•Dow received the first place spot on the Best Workplace in Manufacturing and Production list by Great Place to Work® and Fortune. This is the fourth consecutive year Dow has been named to this prestigious list and the first time atop the ranking.

In addition to the highlights above, the following events occurred subsequent to December 31, 2024:
•On January 27, 2025, the Dow Inc. Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, including a workforce reduction of approximately 1,500 roles.

RESULTS OF OPERATIONS
For comparison of results of operations for the fiscal years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on January 31, 2024.

Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results
In millions	2024	2023
Net sales	$42,964	$44,622

Sales Variances by Operating Segment and Geographic Region
	2024				2023
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Packaging & Specialty Plastics	(4)%	—%	(2)%	(6)%	(16)%	—%	(5)%	(21)%
Industrial Intermediates & Infrastructure	(6)	—	1	(5)	(14)	(1)	(9)	(24)
Performance Materials & Coatings	(3)	(1)	5	1	(15)	(1)	(5)	(21)
Total	(4)%	—%	—%	(4)%	(16)%	—%	(6)%	(22)%
Total, excluding the Hydrocarbons & Energy business	(5)%	—%	3%	(2)%	(15)%	(1)%	(4)%	(20)%
U.S. & Canada	(3)%	—%	2%	(1)%	(15)%	—%	(6)%	(21)%
EMEAI	(4)	—	—	(4)	(17)	—	(9)	(26)
Asia Pacific	(6)	(1)	—	(7)	(14)	(2)	(4)	(20)
Latin America	(5)	—	(1)	(6)	(17)	—	4	(13)
Total	(4)%	—%	—%	(4)%	(16)%	—%	(6)%	(22)%

2024 Versus 2023
The Company reported net sales of $43.0 billion in 2024, down 4 percent from $44.6 billion in 2023, with local price down 4 percent, and volume and currency both flat. Net sales decreased across all operating segments except Performance Materials & Coatings, and across all geographic regions. Local price decreased in all operating segments and across all geographic regions driven by industry supply and demand dynamics and lower global energy and feedstock costs. Local price decreased in Packaging & Specialty Plastics (down 4 percent), Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 3 percent). Volume increased 2 percent in the U.S. & Canada, decreased 1 percent in Latin America and was flat in EMEAI and Asia Pacific. Volume decreased in Packaging & Specialty Plastics (down 2 percent) and increased in Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (up 5 percent). Excluding the Hydrocarbons & Energy business, sales decreased 2 percent.

Cost of Sales
Cost of sales ("COS") was $38.4 billion in 2024, compared with $39.7 billion in 2023. COS decreased in 2024 primarily due to lower raw material costs, lower global energy and feedstock costs, and the impact of structural cost improvements, partially offset by increased planned maintenance turnaround spending. COS as a percentage of net sales was 89.3 percent in 2024, compared with 89.1 percent in 2023. The increase in COS as a percentage of net sales was driven by the impact of lower local price on flat net sales volume.

Research and Development Expenses
Research and development ("R&D") expenses were $810 million in 2024, compared with $829 million in 2023. R&D expenses decreased in 2024 primarily due to lower performance-based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $1,581 million in 2024, compared with $1,627 million in 2023. SG&A expenses decreased in 2024 primarily due to lower performance-based compensation costs, as well as lower fringe benefit expenses resulting from the U.S. pension plan freeze, which more than offset an increase in bad debt expense, including expense incurred as a result of a resolution of a customer dispute.

Amortization of Intangibles
Amortization of intangibles was $310 million in 2024, compared with $324 million in 2023. Amortization of intangibles decreased primarily due to the reduction in the intangible asset base, resulting primarily from the write-off of an intangible asset, certain intangible asset write-offs related to the divestiture of the Company's flexible packaging laminating adhesives business and certain intangible assets becoming fully amortized in 2024. See Note 12 to the Consolidated Financial Statements for additional information on intangible assets.

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

As a result of these actions, in 2023 the Company recorded pretax restructuring charges of $535 million, consisting of severance and related benefit costs of $344 million and asset write-downs and write-offs of $191 million. The restructuring charges by segment were as follows: $1 million in Packaging & Specialty Plastics, $50 million in Industrial Intermediates & Infrastructure, $49 million in Performance Materials & Coatings and $435 million in Corporate. These charges were partially offset by other asset related credit adjustments of $7 million in Corporate related to a prior restructuring program. See Note 5 to the Consolidated Financial Statements for additional information.

In 2024, the Company recorded pretax restructuring charges of $66 million, consisting of severance and related benefit costs of $41 million, asset write-downs and write-offs of $16 million and costs associated with exit and disposal activities of $9 million. The restructuring charges by segment were as follows: $8 million in Industrial Intermediates & Infrastructure, $7 million in Performance Materials & Coatings and $51 million in Corporate. In addition, the Company recognized pretax impairment charges of $37 million related to assets included in the divestiture of the Company's flexible packaging laminating adhesives business and related to Packaging & Specialty Plastics. See Note 5 to the Consolidated Financial Statements for additional information.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company’s share of equity in losses of nonconsolidated affiliates was $6 million in 2024, compared with losses of $119 million in 2023, driven primarily by improved equity earnings at the Kuwait joint ventures from higher prices and volumes and improved results at the Sadara joint venture, partially offset by margin compression from softer demand at the Thai joint ventures.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, losses on early extinguishment of debt and certain litigation matters.

Sundry income (expense) - net for 2024 was income of $415 million and $404 million for Dow Inc. and TDCC, respectively, compared with expense of $280 million and $327 million for Dow Inc. and TDCC, respectively, in 2023. In 2024, sundry income (expense) - net included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, which were partially offset by foreign currency exchange losses. In 2023, sundry income (expense) - net included a $642 million non-cash settlement charge related to the purchase of nonparticipating group annuity contracts for certain pension plans (related to Corporate) and foreign currency exchange losses, including $109 million related to the December 2023 devaluation of the Argentine peso (related to Corporate), which were partially offset by non-operating pension and postretirement benefit plan credits, a $106 million gain associated with a legal matter with Nova Chemicals Corporation (related to Packaging & Specialty Plastics), and gains on the sales of assets and investments. See Notes 6, 15, 19 and 25, to the Consolidated Financial Statements for additional information.

In 2024 and 2023, in addition to the amounts previously discussed above for TDCC, sundry income (expense) - net for Dow Inc. included net gains of $13 million and $42 million, respectively, associated with agreements and matters with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") (related to Corporate).

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $811 million in 2024, compared with $746 million in 2023. The increase in interest expense is primarily due to $1.25 billion of senior unsecured notes issued in connection with the Green Finance Framework in the first quarter of 2024 and borrowings outside of the United States. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements for additional information related to debt financing activity.

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

The Company reported a tax provision of $399 million in 2024, resulting in an effective tax rate of 24.9 percent, compared with a tax credit of $4 million in 2023, resulting in an effective tax rate of negative 0.6 percent. The provision for income taxes and higher effective tax rate for 2024 was primarily due to the geographic mix of earnings, partially offset by adjustments and the reassessment of interest and penalties on a tax matter in foreign jurisdictions.

The credit for income taxes and lower effective tax rate in 2023 were primarily due to low pretax income, the geographic mix of earnings and increases in tax basis in assets located in foreign jurisdictions, partially offset by changes in uncertain tax positions in various jurisdictions.

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

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $85 million in 2024, compared with $71 million in 2023. See Notes 18 and 23 to the Consolidated Financial Statements for additional information.

Net Income Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $1,116 million in 2024, compared with $589 million in 2023. Earnings per share of Dow Inc. was $1.57 per share in 2024, compared with $0.82 per share in 2023. See Note 8 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $1,127 million in 2024, compared with $556 million in 2023. TDCC's common shares are owned solely by Dow Inc.

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

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief operating officer, chief financial officer, general counsel and corporate secretary, and senior vice president of corporate development, together the "executive committee" and chief operating decision maker ("CODM"), assesses performance and allocates resources. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Income before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. See Note 25 to the Consolidated Financial Statements for reconciliations of these measures.

For comparison of segment results for the fiscal years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on January 31, 2024.

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics
In millions	2024	2023
Net sales	$21,776	$23,149
Operating EBIT	$2,373	$2,700
Equity earnings	$81	$130

Packaging & Specialty Plastics
Percentage change from prior year	2024	2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%	(16)%
Currency	—	—
Volume	(2)	(5)
Total	(6)%	(21)%

2024 Versus 2023
Packaging & Specialty Plastics net sales were $21,776 million in 2024, down 6 percent from net sales of $23,149 million in 2023, with local price down 4 percent, volume down 2 percent and currency flat. Local price decreased in Packaging and Specialty Plastics in all geographic regions, primarily driven by lower pricing of downstream polymers. Local price was flat in Hydrocarbons & Energy. Volume increased in Packaging and Specialty Plastics, primarily in EMEAI and the U.S. & Canada, due to higher downstream polymers and polyethylene demand. Volume decreased in Hydrocarbons & Energy in all geographic regions, led by EMEAI, primarily driven by higher internal derivative demand and lighter feedslate cracking.

Operating EBIT was $2,373 million in 2024, down $327 million from Operating EBIT of $2,700 million in 2023. Operating EBIT decreased primarily due to lower selling prices, lower volumes in Hydrocarbons & Energy, higher planned maintenance costs, and the impact of an unplanned ethylene facility outage, which were partially offset by lower raw material, energy and feedstock costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure
In millions	2024	2023
Net sales	$11,869	$12,538
Operating EBIT	$125	$124
Equity losses	$(102)	$(276)

Industrial Intermediates & Infrastructure
Percentage change from prior year	2024	2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(6)%	(14)%
Currency	—	(1)
Volume	1	(9)
Total	(5)%	(24)%

2024 Versus 2023
Industrial Intermediates & Infrastructure net sales were $11,869 million in 2024, down 5 percent from $12,538 million in 2023, with local price down 6 percent, volume up 1 percent and currency flat. Local price decreased in both businesses and across all geographic regions, led by industrial and building and construction applications. Volume in Industrial Solutions increased, led by industrial and coatings applications, and in all geographic regions except the U.S. & Canada, which was flat, reflecting the impacts of an outage in 2023 at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted in June 2024. Volume in Polyurethanes & Construction Chemicals decreased in all geographic regions, except EMEAI, driven by lower demand, particularly in consumer durables and industrial applications, which were partially offset by an increase in building and construction applications.

Operating EBIT was $125 million in 2024, up $1 million from Operating EBIT of $124 million in 2023. Operating EBIT increased primarily due to lower raw material and feedstock costs and improved results at the EQUATE and Sadara joint ventures, which were offset by lower selling prices in both businesses and the impact of an outage in 2023 at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted in June 2024.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings
In millions	2024	2023
Net sales	$8,574	$8,497
Operating EBIT	$318	$219
Equity earnings	$11	$20

Performance Materials & Coatings
Percentage change from prior year	2024	2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(3)%	(15)%
Currency	(1)	(1)
Volume	5	(5)
Total	1%	(21)%

2024 Versus 2023
Performance Materials & Coatings net sales were $8,574 million in 2024, up 1 percent from net sales of $8,497 million in 2023, with volume up 5 percent, local price down 3 percent and an unfavorable currency impact of 1 percent. Volume increased in both businesses. In Coatings & Performance Monomers, volume increased in all geographic regions except EMEAI, led by acrylic monomers. Volume increased in Consumer Solutions in all geographic regions, primarily in downstream silicones, led by consumer and electronics and home and personal care applications. Local price decreased in both businesses and was broad-based. In Coatings & Performance Monomers, local price decreased in all geographic regions except Asia Pacific, and in Consumer Solutions local price decreased in all geographic regions. Currency was flat in Coatings & Performance Monomers and had an unfavorable impact on sales in Consumer Solutions, driven by Asia Pacific.

Operating EBIT was $318 million in 2024, up $99 million from Operating EBIT of $219 million in 2023. Operating EBIT increased primarily due to improved demand and higher operating rates, which were partially offset by lower selling prices and higher raw material costs.

CORPORATE

Corporate
In millions	2024	2023
Net sales	$745	$438
Operating EBIT	$(228)	$(265)
Equity earnings	$4	$7

2024 Versus 2023
Net sales for Corporate, which primarily relate to the Company's insurance operations, were $745 million in 2024, up from net sales of $438 million in 2023, largely driven by premiums received for insurance policies covering third parties.

Operating EBIT was a loss of $228 million in 2024, compared with a loss of $265 million in 2023. Operating EBIT improved primarily due to lower environmental costs and increased income from insurance operations.

OUTLOOK
Operating Segments & End-Market Expectations
The Company remains confident that it will benefit from the completion of its near-term incremental growth projects and an enhanced focus on operational discipline in 2025. In addition, the Company is optimistic that it will see further demand growth in attractive end-markets such as packaging, energy and electronics. Dow's differentiated portfolio and strong balance sheet enables it to deliver on all of its capital allocation priorities, including an industry-leading dividend. Until there are more definitive indications of a true recovery taking hold, and in order to deliver improved margins, the Company is taking actions to reduce its costs by approximately $1 billion and capital expenditures plan by $300 million to $500 million. Dow will complete these actions while staying the course on its long-term strategic priorities. The Company's proactive interventions are necessary for it to continue to successfully navigate this economic downcycle.

In Packaging & Specialty Plastics, supply improvements driven by new polyethylene capacity coming online during 2025, combined with improved reliability, will allow the Company to continue to drive volume growth and improve margins. Local prices are expected to be impacted by market supply and demand dynamics as well as volatility in feedstocks due to sensitivity to external economic and geopolitical factors. The Company’s feedstock flexibility and advantaged regional footprint will continue to position the segment well to navigate market dynamics throughout the year. In-region presence and superior derivative flexibility will allow the segment to continue to optimize price and volume mix.

In Industrial Intermediates & Infrastructure, improved demand is expected based on improving fiscal conditions resulting from interest rate cuts across several regions. The Company will benefit from the full-year impact of resumed production at the Louisiana Operations Glycol-2 unit in Plaquemine, Louisiana, which successfully restarted in June 2024. Recent and in-flight growth investments in specialty amines and alkoxylation capacity are expected to support long-term, above GDP volume growth in key markets including energy transition, pharmaceuticals and consumer health, and sustainable surfactants.

In Performance Materials & Coatings, the Company will continue to prioritize key end-markets in performance silicones in which its innovation and footprint can drive value and volume growth above GDP. Pricing for specialty products is expected to remain relatively stable, with anticipated modest but steady economic expansion. Volume growth is expected in feedstocks and intermediates on improved regional supply and demand dynamics, and while competitive pressures in the market impacting local price persist, lower interest rates are expected to drive improved demand and local price. Market conditions impacting sales of coatings are expected to improve compared with recent years based on lower interest rates and an increase in residential spending.

Projected Sources and Uses of Cash
Items that may impact the consolidated statements of cash flows in 2025 include:
•Capital expenditures are expected to be approximately $3 billion to $3.2 billion.
•Cash inflows related to the Company's sale of a 40 percent ownership stake in its Dow InfraCo, LLC subsidiary are expected to be approximately $2.4 billion.
•Cash dividends from equity companies are expected to be approximately $300 million.
•Cash contributions to pension plans are expected to be approximately $175 million.
•Cash outflows related to the Company's 2023 Restructuring Program, including restructuring implementation costs, are expected to be approximately $100 million.
•Cash outflows related to the Company's targeted actions to further achieve its cost reduction initiatives, including implementation costs, are expected to be $100 million to $150 million.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $2,189 million at December 31, 2024 and $2,987 million at December 31, 2023, of which $1,427 million at December 31, 2024 and $1,984 million at December 31, 2023, was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At December 31, 2024, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

For comparison of cash flows for the fiscal years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on January 31, 2024.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
In millions	2024	2023	2024	2023
Cash provided by (used for):
Operating activities - continuing operations	$2,903	$5,164	$2,939	$5,109
Operating activities - discontinued operations	11	32	—	—
Operating activities	$2,914	$5,196	$2,939	$5,109
Investing activities	$(2,368)	$(2,928)	$(2,368)	$(2,928)
Financing activities	$(1,168)	$(3,115)	$(1,193)	$(3,028)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital, performance-based compensation payments, pension contributions and severance payments related to the 2023 Restructuring Program. Cash provided by operating activities from continuing operations in 2023 was primarily driven by the Company's cash earnings, dividends from equity method investments and cash provided by working capital, which were partially offset by performance-based compensation payments, severance payments related to the 2023 Restructuring Program and pension contributions.

Net Working Capital and Current Ratio at Dec 31	Dow Inc.		TDCC
In millions	2024	2023	2024	2023
Current assets	$16,590	$17,614	$16,565	$17,676
Current liabilities	10,288	9,957	10,210	9,849
Net working capital	$6,302	$7,657	$6,355	$7,827
Current ratio	1.61:1	1.77:1	1.62:1	1.79:1

Working Capital Metrics	Twelve Months Ended
	Dec 31, 2024	Dec 31, 2023
Days sales outstanding in trade receivables	40	42
Days sales in inventory	60	60
Days payables outstanding	60	64

Cash provided by operating activities from discontinued operations reflected cash payments and receipts for certain agreements and matters related to the Company's separation from DowDuPont Inc.

Cash Flows from Investing Activities
Cash used for investing activities in 2024 and 2023 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. In addition, 2024 included a cash inflow for the sale of the flexible packaging laminating adhesives business and a cash outflow for the acquisition of Circulus Holdings, LLC, a U.S. mechanical recycling company.

The Company's capital expenditures were $2,940 million in 2024 and $2,356 million in 2023. Capital spending was higher in 2024 as the Company continued the ramp up of investments in its higher return, lower risk and quicker payback incremental growth projects, and also included ramp up of the construction of the Fort Saskatchewan Path2Zero project aligned to the Company's Decarbonize & Grow strategy. The Company expects capital spending in 2025 to be approximately $3 billion to $3.2 billion, which includes construction of the Fort Saskatchewan Path2Zero project. The Company expects capital spending for this key growth project to average approximately $1 billion annually through 2029. Enterprise-wide capital spending is expected to exceed depreciation and amortization through 2027, during the first phase of the project, and average depreciation and amortization over the economic cycle. As evidenced across prior economic cycles, the Company will adjust its spending as economic conditions evolve.

Capital spending in recent years has included the addition of an integrated methylene diphenyl diisocyanate distillation and prepolymers facility in Freeport, Texas, which was completed in 2023; construction of a world-scale polyethylene unit on the U.S. Gulf Coast, which is expected to be completed in 2025; and construction of the world's first net-zero Scope 1 and 2 carbon dioxide equivalent ("CO2e") emissions integrated ethylene and derivatives complex in Alberta, Canada.

Cash Flows from Financing Activities
Cash used for financing activities in 2024 for Dow Inc. was primarily related to dividends paid to stockholders, purchases of treasury stock and payments on long-term debt, which were partially offset by proceeds from the issuance of long-term debt. TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in 2023 was primarily for debt related activities. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc. See Notes 14 and 17 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt and the Company's share repurchases and dividends.

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

Reconciliation of Non-GAAP Cash Flow Measures	Dow Inc.
In millions	2024	2023
Cash provided by operating activities - continuing operations (GAAP)	$2,903	$5,164
Capital expenditures	(2,940)	(2,356)
Free Cash Flow (non-GAAP)	$(37)	$2,808

Reconciliation of Cash Flow Conversion (Cash Flow From Operations to Operating EBITDA)	Dow Inc.
In millions	2024	2023
Net income (GAAP)	$1,201	$660
+ Provision (credit) for income taxes	399	(4)
Income before income taxes	$1,600	$656
- Interest income	200	229
+ Interest expense and amortization of debt discount	811	746
- Significant items [1]	(377)	(1,605)
Operating EBIT (non-GAAP)	$2,588	$2,778
+ Depreciation and amortization	2,894	2,611
Operating EBITDA (non-GAAP)	$5,482	$5,389
Cash provided by operating activities - continuing operations (GAAP)	$2,903	$5,164
Cash flow from operations to net income (GAAP)	241.7%	782.4%
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	53.0%	95.8%
1.The year ended December 31, 2024, includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, gains associated with a previously impaired equity investment, impairment charges related to the write-down of certain manufacturing assets, a charge related to an arbitration settlement agreement for historical product claims from a divested business and activity related to the separation from DowDuPont. The year ended December 31, 2023, includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, certain gains and losses associated with previously impaired equity investments, a loss associated with legacy agricultural products groundwater contamination matters, a gain associated with a legal matter with Nova Chemicals Corporation, foreign currency losses and inventory valuation impacts related to the devaluation of the Argentine peso, non-cash settlement charges related to the purchase of nonparticipating group annuity contracts for certain Company pension plans in the United States and Canada and activity related to the separation from DowDuPont. See Note 25 to the Consolidated Financial Statements for additional information.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at December 31, 2024. Cash and committed and available forms of liquidity were $12.0 billion at December 31, 2024, a decrease of $800 million from December 31, 2023. The Company also has no substantive long-term debt maturities due until 2027. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at December 31, 2024 and 2023. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. Subsequent to December 31, 2024, TDCC issued commercial paper and had approximately $2.1 billion of commercial paper outstanding at February 4, 2025.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At December 31, 2024, TDCC had total committed and available credit facilities of $8.4 billion. See Note 14 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at December 31, 2024.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. In 2024, there were $290 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities ($39 million in sales of receivables in 2023). At December 31, 2024, no material balances of sold receivables remained outstanding ($5 million remained outstanding at December 31, 2023).

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity. In 2024, sales of receivables under this facility were $378 million ($73 million in sales of receivables in 2023). At December 31, 2024, no material balances of sold receivables remained outstanding ($73 million remained outstanding at December 31, 2023). See Note 13 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. In 2024, sales of receivables under these facilities were $865 million ($91 million in sales of receivables in 2023). At December 31, 2024, approximately $287 million of sold receivables were outstanding ($91 million remained outstanding at December 31, 2023). See Note 13 to the Consolidated Financial Statements for additional information.

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

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. The Company had no outstanding monetization of its existing COLI policies' surrender value at December 31, 2024 ($97 million at December 31, 2023). See Note 6 to the Consolidated Financial Statements for additional information.

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

In 2022, TDCC filed a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under InterNotes®. Also, in 2022, TDCC filed a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under a medium-term notes program. In 2024, TDCC filed a prospectus supplement under this shelf registration to register $1.25 billion of securities for issuance in connection with its Green Finance Framework. The shelf registration expires on June 13, 2025. The Company expects to renew the shelf registration.

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

Total Debt at Dec 31	Dow Inc.		TDCC
In millions	2024	2023	2024	2023
Notes payable	$135	$62	$135	$62
Long-term debt due within one year	497	117	497	117
Long-term debt	15,711	14,907	15,711	14,907
Gross debt	$16,343	$15,086	$16,343	$15,086
- Cash and cash equivalents	2,189	2,987	2,189	2,987
- Marketable securities [1]	383	1,300	383	1,300
Net debt (non-GAAP)	$13,771	$10,799	$13,771	$10,799
Total equity	$17,851	$19,108	$18,032	$19,406
Gross debt as a percentage of total capitalization	47.8%	44.1%	47.5%	43.7%
Net debt as a percentage of total capitalization (non-GAAP)	43.5%	36.1%	43.3%	35.8%
1.Included in "Other current assets" in the consolidated balance sheets.

In the first quarter of 2024, the Company issued $1.25 billion of senior unsecured notes. This offering included $600 million aggregate principal amount of 5.150 percent notes due 2034 and $650 million aggregate principal amount of 5.600 percent notes due 2054. The issuance was completed in connection with the Company's Green Finance Framework. The Company distributed the proceeds toward projects that support the execution of its sustainability strategy and achieve its targets focused on climate protection and a circular economy, including applicable expenditures and investments related to the Company's Fort Saskatchewan Path2Zero project.

In the second quarter of 2024, the Company redeemed $10 million aggregate principal amount of 2.100 percent notes due November 2030, $30 million aggregate principal amount of 4.250 percent notes due October 2034, $8 million aggregate principal amount of 5.250 percent notes due November 2041 and $12 million aggregate principal amount of 4.375 percent notes due November 2042. As a result of the redemption, the Company recognized a pretax gain on the early extinguishment of debt of $5 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In 2024, the Company issued an aggregate principal amount of $94 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $83 million of long-term debt at maturity.

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

TDCC’s public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds

$500 million. The ratio of TDCC’s consolidated indebtedness as defined in the Revolving Credit Agreement was 0.45 to 1.00 at December 31, 2024. Management believes TDCC was in compliance with all of its covenants and default provisions at December 31, 2024. For information on TDCC's debt covenants and default provisions, see Note 14. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in 2024.

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

Credit Ratings
TDCC's credit ratings at January 31, 2025 were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Ratings	Baa1	P-2	Negative
Standard & Poor’s	BBB	A-2	Stable

Fitch Ratings affirmed TDCC's BBB+ and F1 rating and its outlook of stable on July 1, 2024. Standard & Poor's affirmed TDCC's BBB and A-2 rating and its outlook of stable on July 1, 2024 and December 9, 2024. Moody's Ratings affirmed TDCC's Baa1 and P-2 rating and its outlook of stable on August 6, 2024, and re-affirmed TDCC's Baa1 and P-2 rating and revised its outlook to negative from stable on October 28, 2024. These credit agencies' decisions were made as part of their annual review process and reflect the Company's supportive financial policies, scale, liquidity and cost-advantaged footprint.

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

Dividends Paid for the Years Ended Dec 31	2024	2023
In millions, except per share amounts
Dividends paid, per common share	$2.80	$2.80
Dividends paid to common stockholders	$1,966	$1,972

Dow Inc. Cash Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 15, 2024	February 29, 2024	March 8, 2024	$0.70
April 11, 2024	May 31, 2024	June 14, 2024	$0.70
August 14, 2024	August 30, 2024	September 13, 2024	$0.70
October 10, 2024	November 29, 2024	December 13, 2024	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board of Directors reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the year ended December 31, 2024, TDCC declared $2,578 million of dividends to Dow Inc. and paid $2,485 million of dividends to Dow, Inc. ($2,510 million for the year ended December 31, 2023). At December 31, 2024, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 24 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company repurchased $494 million of its common stock in 2024. At December 31, 2024, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans in the United States and a number of other countries. The Company’s funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. In 2024 and 2023, the Company contributed $121 million and $142 million to its pension plans, respectively, including contributions to fund benefit payments for its unfunded pension plans. Additionally, in the second quarter of 2024, the Company received a pension plan reversion of approximately $70 million (approximately $90 million in the second quarter of 2023) for a portion of the excess funding of one of its plans in Europe, included in "Other assets and liabilities, net" in the consolidated statements of cash flows. The Company expects to contribute approximately $175 million to its pension plans in 2025, inclusive of a plan contribution previously expected to be made in 2024, now expected to be contributed in 2025.

As announced in 2021, all U.S. pension plans were frozen for substantially all employees who participated in the U.S. defined benefit pension programs effective December 31, 2023. In the fourth quarter of 2023, the Company spun off a portion of each of the Company’s existing tax-qualified U.S defined benefit pension plans into new tax-qualified pension plans, which include the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest, and the spin of these plans provides the Company the ability to separately manage the assets and obligations of these plans with like benefits. In the second quarter of 2024, as part of its ongoing pension de-risking initiatives, the Company initiated the termination of the new tax-qualified pension plans. As part of the plan termination process, the Company will offer participants of these plans annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025. The Company anticipates that these asset distributions will result in pension settlement charges, with the amounts dependent on various factors, including interest rates, plan asset returns, annuity pricing and participant distribution elections.

See Note 19 to the Consolidated Financial Statements for additional information related to the Company’s pension plans.

Restructuring
The actions related to the 2023 Restructuring Program are expected to result in additional cash expenditures of $60 million, primarily through the first quarter of 2025 and consist primarily of severance and related benefit costs. Restructuring implementation and efficiency costs, primarily decommissioning and demolition activities related to asset actions, and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $40 million, primarily through the first quarter of 2025. Restructuring implementation and efficiency costs totaled $230 million for the year ended December 31, 2024 ($243 million for the year ended December 31, 2023).

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

Contractual Obligations
The following table summarizes the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2024. Additional information related to these obligations can be found in Notes 14, 15, 16 and 19 to the Consolidated Financial Statements.

Contractual Obligations at Dec 31, 2024	Payments Due In
In millions	2025	2026-2027	2028-2029	2030 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$495	$1,384	$2,156	$12,417	$16,452
Expected cash requirements for interest [2]	804	1,472	1,380	8,608	12,264
Pension and other postretirement benefits	223	398	404	3,402	4,427
Operating leases [3]	365	511	284	388	1,548
Purchase obligations [4]	2,520	3,167	2,003	6,345	14,035
Other noncurrent obligations [5]	—	687	509	1,931	3,127
Total	$4,407	$7,619	$6,736	$33,091	$51,853
TDCC
Long-term debt obligations [1]	$495	$1,384	$2,156	$12,417	$16,452
Expected cash requirements for interest [2]	804	1,472	1,380	8,608	12,264
Pension and other postretirement benefits	223	398	404	3,402	4,427
Operating leases [3]	365	511	284	388	1,548
Purchase obligations [4]	2,520	3,167	2,003	6,345	14,035
Other noncurrent obligations [5]	—	686	509	1,798	2,993
Total	$4,407	$7,618	$6,736	$32,958	$51,719
1.Excludes unamortized debt discount and issuance costs of $244 million. Includes finance lease obligations of $939 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at December 31, 2024, and includes $165 million of various floating rate notes.
3.Includes imputed interest of $246 million.
4.Includes a $1.3 billion purchase commitment for the use of a water supply reservoir asset expected to commence in 2028, as discussed in Note 15 to the Consolidated Financial Statements, and outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company.
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

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). Each year, Ankura Consulting Group, LLC ("Ankura") performs a review for Union Carbide based upon historical asbestos claims, resolution and asbestos-related defense and processing costs, through the terminal year of 2049. Union Carbide compares current asbestos claim and resolution activity, including asbestos-related defense and processing costs, to the results of the most recent Ankura study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate.

For additional information, see Part I, Item 3. Legal Proceedings; Asbestos-Related Matters of Union Carbide Corporation in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 1 and 15 to the Consolidated Financial Statements.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. At December 31, 2024, the Company had accrued obligations of $1,113 million for probable environmental remediation and restoration costs, including $234 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 15 to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2024, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 19 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent 73 percent of the Company’s pension plan assets and 70 percent of the pension obligations. The U.S. pension plans were frozen effective December 31, 2023, and therefore, participants do not accrue additional benefits for future service and compensation.

The Company uses the spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs for the United States and other selected countries, as applicable. Under the spot rate approach, the Company calculates service cost and interest cost by applying individual spot rates from the Willis Towers Watson RATE:Link yield curve (based on high-quality corporate bond yields) for each selected country to the separate expected cash flow components of service cost and interest cost; service cost and interest cost for all other plans are determined on the basis of the single equivalent discount rates derived in determining those plan obligations.

The following information relates to the U.S. plans only; a similar approach is used for the Company’s non-U.S. plans.

The Company determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Company's Investment Committee and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2024 was 7.07 percent. The weighted-average assumption to be used for determining 2025 net periodic pension expense is 7.04 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. plans are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the Company’s U.S. plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted average discount rate utilized to measure pension obligations increased to 5.74 percent at December 31, 2024, from 5.30 percent at December 31, 2023.

At December 31, 2024, the net underfunded status of the U.S. tax-qualified plans on a projected benefit obligation basis was $1,360 million. The net underfunded amount increased $168 million compared with December 31, 2023. The increase in the net underfunded amount in 2024 was primarily due to the unfavorable returns on plan assets partially offset by the market-related impact of higher discount rates. The Company uses a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to the Company’s significant pension plans.

The Company bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value will be impacted when previously deferred gains or losses are recorded. Over the life of the plans, both gains and losses have been recognized and amortized. At December 31, 2024, net losses of $2,899 million remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense as they are recognized in the market-related value of assets.

The net decrease in the market-related value of assets due to the recognition of prior losses is presented in the following table:

Net Decrease in Market-Related Asset Value Due to Recognition of Prior Losses
In millions
2025	$1,126
2026	1,264
2027	266
2028	243
Total	$2,899

Excluding the impact of the Company's 2024 one-time pension events, the Company expects net periodic benefit cost ("NPBC") credit to decrease in 2025 by approximately $88 million compared with 2024. The reduction in the NPBC credit is due to a smaller expected increase in assets and increased amortization, partially offset by reduced interest and service cost.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s NPBC credit for 2025 by $48 million. A 25 basis point increase in the discount rate assumption would increase the Company's NPBC credit for 2025 by $9 million. A 25 basis point decrease in the discount rate assumption would decrease the Company's NPBC credit for 2025 by $8 million.

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

At December 31, 2024, the Company had a net deferred tax asset balance of $865 million, after valuation allowances of $2,748 million.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Tax authorities have the ability to review and challenge matters that could be subject to differing interpretation of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of tax attributes. The ultimate resolution of such uncertainties could last several years. When an uncertain tax position is identified, the Company considers and interprets complex tax laws and regulations    in order to determine the need for recognizing a provision in its financial statements. Significant judgment is required in determining the timing and measurement of uncertain tax positions. The Company utilizes internal and external expertise in interpreting tax laws to support the Company's tax positions. The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2024, the Company had uncertain tax positions for both domestic and foreign issues of $422 million and $327 million for interest and penalties.

Goodwill
The Company performs goodwill impairment testing at the reporting unit level. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company tests goodwill for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. At December 31, 2024, goodwill was carried by five out of six of the Company's reporting units.

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

2024 Goodwill Impairment Testing
In 2024, there were no events or changes in circumstances that warranted interim goodwill impairment testing. In the fourth quarter of 2024, qualitative testing was performed for all reporting units carrying goodwill. Based on the results of the qualitative testing, quantitative testing was performed on one reporting unit. For the qualitative assessments, management considered factors at both the Company level and the reporting unit level. Based on the qualitative assessments for the reporting units, management concluded it is more likely than not that the carrying value of the reporting unit is less than the fair value of the reporting unit. For the quantitative testing, the fair value exceeded the carrying value of the reporting unit.

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

The Company believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. Numerous Dow sites in EMEAI, Latin America, Asia Pacific and the U.S. & Canada have received third-party verification of the Company’s compliance with Responsible Care® and with outside specifications such as ISO-14001. The Company continues to be a global champion of Responsible Care® and has worked to broaden the application and impact of Responsible Care® around the world through engagement with peer companies, suppliers, customers and joint venture partners.

Dow manages environmental data for reporting with a waste, water and emissions inventory system. All emitting manufacturing sites globally record their emissions and water use in the system. The data is reviewed at the facility level and then by global coordinators before being aggregated for corporate environmental reporting purposes.

Dow's EH&S policies help to ensure the Company achieves its annual health and safety performance targets and the Company seeks to continuously improve on these targets through process and personal safety project implementations. Improvement in these areas, as well as environmental compliance, remains a top management priority, as the Company continues to implement its 2025 Sustainability Goals and progressive, multi-decade sustainability targets that include advancing a circular economy and climate protection. Progress is reviewed annually by management and with the Environment, Health, Safety & Technology ("EHS&T") Committee of the Board.

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

Climate Protection
Evaluation of climate-related risks and opportunities continues to be a catalyst for the development of the Company’s Decarbonize & Grow strategy (Dow’s climate transition plan), its broad water stewardship efforts and its new nature goal. Dow's science-based strategy includes a phased approach to decarbonize while meeting the growing demand for Dow's products and contributing to a low-emissions future through continued investment in new products, technologies and processes.

In 2020, Dow set a target to be carbon neutral by 2050 across Scopes 1, 2 and 3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits. Dow’s Protect the Climate goals include reducing net annual GHG emissions by 5 million metric tons by 2030 versus its 2020 baseline, representing approximately a 15 percent reduction versus 2020 and a nearly 30 percent reduction since 2005. In 2021, Dow outlined a path to decarbonize its production processes (Scope 1 and 2 CO2e emissions), utilizing a phased approach in which end-of-life capacity is replaced with higher-efficiency, lower GHG emitting assets. In 2024, Dow continued near-term progression in its Decarbonize & Grow strategy by starting construction of its Fort Saskatchewan Path2Zero project which will be the world’s first net-zero Scope 1 and 2 emissions ethylene complex, when completed, and will decarbonize approximately 20 percent of Dow’s global ethylene production capacity. Dow also continued to advance a project with X-energy, a nuclear energy innovation company, to commercialize an advanced small modular nuclear reactor that will generate GHG emissions-free process heat and energy at its site in Seadrift, Texas. In the near term, energy reduction and optimization projects will provide continuous progress toward Dow’s carbon-neutral ambitions.

Dow is also committed to advancing water stewardship within the Company's operations and supply chain and with downstream customers and to working collaboratively to enhance water management at the watershed level. In addition to Dow's target to reduce freshwater intake intensity at six key water-stressed sites by 20 percent from its 2015 baseline by the end of 2025, Dow announced in 2024 a robust new 2050 water resilience strategy as well as a 50,000 acre habitat conservation target to address these key elements of climate adaptation.

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

To evaluate physical risks, Dow partnered with S&P Global Trucost (“Trucost”) to assess the Company’s exposure to physical risks based on the geographic location of its manufacturing operations. The risks assessed included water stress, flood, heat waves, cold waves, hurricanes, wildfires and sea level rise. The analysis included an assessment of the physical risks using a baseline year of 2020 with time periods for medium- (year 2030) and long-term (year 2050) using the Intergovernmental Panel on Climate Change representative concentration pathways. These pathways represent varying degrees of global atmospheric GHG concentrations (low, medium and high), and thus different expectations on global temperature rise. Results will be incorporated into Dow’s long-term assessments of its manufacturing sites, which is a key input into Dow’s capital approval process.

Transition Risks
Climate-related transition risks include the availability, development and affordability of lower GHG emissions technology, the effects of CO2e pricing, and changes in public sentiment, regulations, taxes, public mandates or requirements as they relate to CO2e, water or land use.

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

Managing Climate Risks
Management of climate risk is assigned to Dow’s Climate Steering Team (“CST”), which is accountable for developing and implementing plans to mitigate risk and for tracking actions and progress against those plans. With oversight and accountability by the CST, specific carbon-related risks are managed by Dow’s Climate Program Management Office (“PMO”). The PMO partners with subject matter experts to develop and implement strategies to mitigate or eliminate climate-related risks. The team develops specific action plans and ensures owners are assigned to drive forward progress in order to reduce Dow’s risk exposure. Risk mitigation status updates are provided to executive leaders on a regular basis and discussions include risk time horizons and/or magnitude of impact to confirm that the strategy remains solid.

Decarbonize & Grow
Dow’s Decarbonize & Grow strategy involves specific actions to mitigate identified climate-related physical and transition risks, while also advancing opportunities in several key areas. These include:

•Optimizing Manufacturing Facilities and Processes for Sustainability: In addition to implementing near-term growth and efficiency investments, Dow is phasing out inefficient assets, decarbonizing remaining assets and building best-in-class, net-zero assets, as well as investing in innovative technologies such as clean hydrogen, advanced nuclear and carbon capture and storage. Dow has committed to investing approximately $1 billion in annual capital across the economic cycle to decarbonize assets in a phased approach, while growing capacity.
•Increasing Use of Clean Energy and Steam: As a major user and producer of energy, Dow is committed to reducing the use of fossil fuels for energy production and increasing consumption of clean energy, including both renewable and net-zero-emissions sources.
•Developing Low-Emissions Products, Technologies and Services: As a leading materials science company, Dow products are capable of making important contributions to the reduction of GHG emissions, including products that facilitate energy efficiency, lightweighting, fuel transition, circularity, increased operational efficiency and resource reductions.
•Developing Next Generation, Low-Carbon Manufacturing Technologies: Dow is investing in longer-term, future-focused manufacturing technologies that will be critical in the decarbonization of the Company's manufacturing.
•Building a Value-Generating Scope 3 Decarbonization Pathway: Approximately 70 percent of Dow’s emissions footprint fall into Scope 3 categories and more than half of those emissions derive from the raw materials, transportation and other services purchased as a company. Dow is actively validating and developing Scope 3 emissions reduction and mitigation efforts. Collaboration with the Company’s partners along the entire value chain is key to lowering Scope 3 carbon emissions.

Water Stewardship
Water is Dow’s largest dependency on nature. Water-related risk considers water availability (too much, too little), water quality (intake and effluents), access to safe drinking water, health of ecosystems and reputational and regulatory challenges. Dow’s approach to identifying water-related risks and impacts includes identification of physical, regulatory and reputational risks. Dow’s methodology uses scientifically robust external tools such as WRI Aqueduct and the World Wildlife Fund water risk filter tool. Dow’s actions are also informed by the Trucost physical risk assessment, wherein water scarcity is recognized and addressed as the biggest climate-related threat to corporate assets with potential substantive financial or strategic impact on business.

Dow’s water risk management approach recognizes that every site and every business is accountable for water and certain watersheds require additional measures to address specific water stress challenges. Many Dow locations have specific water action plans to address local challenges, and Dow's new water strategy calls for water stewardship plans at its 20 water-dependent sites by 2030 and for all manufacturing sites by 2035. These action plans include mitigations for local water scarcity or quality issues and consider the needs of other local users for freshwater. Additionally, in 2015 Dow identified six sites, located in Texas (2); Bahia Blanca, Argentina; Terneuzen, The Netherlands; Böhlen, Germany; and Tarragona, Spain; where its operations are located in a water-stressed watershed, have local water quality issues, have competition among local users for water, or have some local knowledge of watershed challenges, and these six sites have since been the focus of Company actions. In 2024, the Company secured the use of a reservoir asset at one of its main U.S. Gulf Coast manufacturing sites, with a 35-year contract period that is expected to commence upon completion of construction in 2028.

In addition to site water stewardship efforts, Dow will work with suppliers to understand and mitigate water and biodiversity impacts and dependencies in its supply chain and will continue to innovate products that enable society to have reduced impacts on water bodies and other ecosystems.

Accountability for operational water stewardship begins at the site level where the operating permits exist. The Company's progress against its broader water and nature targets is reviewed regularly by management and with the EHS&T Committee of the Board.

Advancing a Circular Economy
Since Dow is only one part of the materials ecosystem, Dow advocates for the adoption of policies to accelerate the broader pathway to circularity. Circularity-enabling policies such as recycling mandates; mandates for recycled content in products; extended producer responsibility systems to finance state-of-the-art local access to collection, sorting and recycling; and policies to incentivize investments in innovative circular technologies are all critical to ensure that post-use products are diverted away from landfilling, incineration, open dumps and open burning and instead enter the circular economy. To accelerate the materials ecosystem, Dow is working toward its Transform the Waste target collectively with partners. The goal is to boost recycling rates for materials by developing the associated ecosystems to increase collection, sorting and recycling. As part of Dow’s sustainability targets, Dow intends to transform waste and alternative feedstocks to commercialize 3 million metric tons per year of circular and renewable solutions by 2030.

Although the volume base is fairly small today, circular products are seeing increasing promise with commercially attractive growth rates, and Dow expects this market to gain an increasingly larger market share over the coming decades, as supporting policies, technology and economics improve. Dow is partnering to build industrial ecosystems to collect, reuse or recycle waste and expand its portfolio to meet rapidly growing demand for circular solutions. Further, Dow is redesigning product formulations in order to use circular feedstocks such as waste and renewable materials, thereby reducing the reliance on virgin fossil feedstocks.

A circular economy requires embedding circularity in all parts of the value chains downstream from Dow. This includes product design for recyclability, accessible collection, sorting and recycling facilities, and appropriate economic incentives to make recycling economically viable. Through innovative developments, combined with partnerships and value chain collaboration, Dow is assisting its customers to design downstream applications for recyclability.

Developing Safer Materials
Chemistry-based products provide many benefits to society. Like any product, they must be managed responsibly to minimize any potential adverse effects on humans or the environment. Dow takes this responsibility seriously and works hard to ensure that its products are designed, stored, transported, used, disposed of, or recycled in a manner that shows high regard for human health, safety and environmental stewardship.

Dow utilizes the Company’s strong innovation pipeline to develop safer materials or reduce or eliminate priority substances in its products. Dow also invests in clean upstream manufacturing technologies to reduce facility emissions and, where necessary, restricts downstream uses of some substances.

At Dow, material safety is a continuous journey made possible through innovation, design and more predictive, enabling technologies. Dow works to offer products that – if used properly and in the manner intended – pose low risk to the environment, health and safety, and seeks to optimize products so they use resources more efficiently and sustainably.

Dow is working to deliver a sustainable future through its materials science expertise and collaboration with its customers. By constantly innovating how it sources, manufactures and delivers material solutions, Dow helps customers achieve their goals and create a better tomorrow. Dow also transparently communicates information on substances to customers via safety data sheets, regulatory data sheets and, in some cases, product handling guides.

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

Environmental Remediation
For comparison of environmental remediation-related matters for the fiscal years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on January 31, 2024.

The Company accrues the costs of remediation of its facilities and formerly owned facilities based on current law and regulatory requirements. The nature of such remediation can include management of soil and groundwater contamination. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and the ability to apply remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had an accrued liability of $879 million at December 31, 2024, related to the remediation of current or former Dow-owned sites. At December 31, 2023, the liability related to remediation was $939 million.

In addition to current and former Dow-owned sites, under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws (hereafter referred to collectively as "Superfund Law"), the Company is liable for remediation of other hazardous waste sites where the Company allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, the Company has evaluated its potential liability in light of the number of other companies that have also been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites was $234 million at December 31, 2024 ($241 million at December 31, 2023). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites [1]		Superfund Sites [2]
	2024	2023	2024	2023
Number of sites at Jan 1	154	171	133	130
Sites added during year	2	6	1	4
Sites closed during year	—	(23)	(3)	(1)
Number of sites at Dec 31	156	154	131	133
1.Dow-owned sites are sites currently or formerly owned by the Company. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law. At December 31, 2024, 25 of these sites (24 sites at December 31, 2023) were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50 percent interest. The Company sold its interest in Dowell Schlumberger in 1992.
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

Rohm and Haas, a wholly owned subsidiary of the Company, is a PRP at the Wood-Ridge, New Jersey, Ventron/Velsicol Superfund Site, and the adjacent Berry’s Creek Study Area ("BCSA") (collectively, the "Wood-Ridge sites"). Rohm and Haas is a successor in interest to a company that owned and operated a mercury processing facility, where wastewater and waste handling resulted in contamination of soils and adjacent creek sediments. In 2018, the Berry’s Creek Study Area Potentially Responsible Party Group (“PRP Group”), consisting of over 100 PRPs, completed a Remedial Investigation/Feasibility Study for the BCSA. During that time, the EPA concluded that an “iterative or adaptive approach” was appropriate for cleaning up the BCSA. Thus, each phase of remediation will be followed by a period of monitoring to assess its effectiveness and determine if there is a need for more work. In September 2018, the EPA signed a Record of Decision ("ROD 1") which describes the initial phase of the EPA’s plan to clean-up the BCSA. ROD 1 will remediate waterways and major tributaries in the most contaminated part of the BCSA. The PRP Group has signed agreements with the EPA to design the selected remedy. Although there is currently much uncertainty as to what will ultimately be required to remediate the BCSA and Rohm and Haas's share of these costs has yet to be determined, the range of activities that are required in the interim Record of Decision is known in general terms. The PRP Group has been approached by the EPA to convene discussions for the Remedial Action Consent Decree the EPA is preparing for the Berry’s Creek Site. The group submitted the 95 percent design for EPA review and has identified and contracted with a Remedial Action contractor to support completion of the 100 percent design. Allocation remains incomplete.

At December 31, 2024, the Company had accrued liabilities totaling $303 million ($319 million at December 31, 2023) for environmental remediation at the Midland and Wood-Ridge sites. In 2024, the Company spent $45 million ($48 million in 2023) for environmental remediation at the Midland and Wood-Ridge sites.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $1,113 million at December 31, 2024, compared with $1,180 million at December 31, 2023. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $197 million in 2024 and $203 million in 2023. The amounts charged to income on a pretax basis related to operating the Company's current pollution abatement facilities, excluding internal recharges, totaled $823 million in 2024 and $758 million in 2023. Capital expenditures for environmental protection were $208 million in 2024 and $228 million in 2023.

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

For comparison of asbestos-related matters of Union Carbide Corporation for the fiscal years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on January 31, 2024.

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2024	2023
Claims unresolved at Jan 1	6,367	6,873
Claims filed	4,568	4,199
Claims settled, dismissed or otherwise resolved	(5,122)	(4,705)
Claims unresolved at Dec 31	5,813	6,367
Claimants with claims against both Union Carbide and Amchem	(1,005)	(1,236)
Individual claimants at Dec 31	4,808	5,131

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

The Company has a portfolio of debt and equity securities derived primarily from the investment activities of its insurance subsidiaries. This exposure is managed in a manner consistent with the Company’s market risk policies and procedures. The Company also uses equity and debt derivatives to hedge its exposure to non-qualified plans.

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

The 2024 and 2023 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type at Dec 31	2024		2023
In millions	Year-end	Average	Year-end	Average
Commodities	$10	$12	$14	$11
Equity securities	11	11	6	8
Foreign exchange	23	22	20	17
Interest rate	118	139	139	177
Composite	$162	$184	$179	$213

The Company’s daily VAR for the aggregate of all positions decreased from a composite VAR of $179 million at December 31, 2023 to a composite VAR of $162 million at December 31, 2024. The interest rate VAR decreased due to a decrease in interest rate volatility. The equity securities VAR increased due to an increase in equity exposure. The foreign exchange VAR increased due to an increase in outstanding derivatives and bonds designated as hedging instruments. The commodities VAR decreased due to a decrease in managed exposures. See Note 21 to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Dow Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dow Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Uncertain Tax Positions — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws, regulations, and legal interpretations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate if it is more likely than not, based on the technical merits, that the uncertain tax position will be sustained upon examination. The Company recognizes a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The Company establishes a liability for unrecognized tax benefits that do not meet this threshold. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. The Company’s liability for unrecognized tax benefits and related accrued interest and penalties as of December 31, 2024 was $422 million and $327 million, respectively.

Because of the complexity of tax laws, regulations, and legal interpretations relevant to numerous taxing jurisdictions in which the Company operates, auditing uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.
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
•We evaluated, with the assistance of our income tax specialists, the Company’s uncertain tax positions by performing the following:
◦Obtaining Company and third-party opinions or memoranda regarding the uncertain tax positions.
◦Identifying key judgements underlying the Company’s position and evaluating whether the conclusions are consistent with our interpretation of the relevant laws and regulations.
◦Evaluating the Company’s method of measuring its liability for unrecognized tax benefits, including underlying data and assumptions.
◦Evaluating the basis for certain intercompany transactions, such as transfer pricing, by comparison to economic studies performed by management and third-party data.
◦Evaluating matters raised by taxing authorities in former and ongoing tax audits.
◦Assessing changes and interpretation of applicable tax law.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 4, 2025

We have served as the Company's auditor since 1905.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Dow Chemical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Uncertain Tax Positions — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws, regulations, and legal interpretations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate if it is more likely than not, based on the technical merits, that the uncertain tax position will be sustained upon examination. The Company recognizes a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The Company establishes a liability for unrecognized tax benefits that do not meet this threshold. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. The Company’s liability for unrecognized tax benefits and related accrued interest and penalties as of December 31, 2024 was $422 million and $327 million, respectively.

Because of the complexity of tax laws, regulations, and legal interpretations relevant to numerous taxing jurisdictions in which the Company operates, auditing uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.
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
•We evaluated, with the assistance of our income tax specialists, the Company’s uncertain tax positions by performing the following:
◦Obtaining Company and third-party opinions or memoranda regarding the uncertain tax positions.
◦Identifying key judgements underlying the Company’s position and evaluating whether the conclusions are consistent with our interpretation of the relevant laws and regulations.
◦Evaluating the Company’s method of measuring its liability for unrecognized tax benefits, including underlying data and assumptions.
◦Evaluating the basis for certain intercompany transactions, such as transfer pricing, by comparison to economic studies performed by management and third-party data.
◦Evaluating matters raised by taxing authorities in former and ongoing tax audits.
◦Assessing changes and interpretation of applicable tax law.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 4, 2025

We have served as the Company's auditor since 1905.

Dow Inc. and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended Dec 31,	2024	2023	2022
Net sales	$42,964	$44,622	$56,902
Cost of sales	38,358	39,742	48,338
Research and development expenses	810	829	851
Selling, general and administrative expenses	1,581	1,627	1,675
Amortization of intangibles	310	324	336
Restructuring and asset related charges - net	103	528	118
Equity in earnings (losses) of nonconsolidated affiliates	(6)	(119)	268
Sundry income (expense) - net	415	(280)	727
Interest income	200	229	173
Interest expense and amortization of debt discount	811	746	662
Income before income taxes	1,600	656	6,090
Provision (credit) for income taxes	399	(4)	1,450
Net income	1,201	660	4,640
Net income attributable to noncontrolling interests	85	71	58
Net income available for Dow Inc. common stockholders	$1,116	$589	$4,582

Per common share data:
Earnings per common share - basic	$1.57	$0.82	$6.32
Earnings per common share - diluted	$1.57	$0.82	$6.28

Weighted-average common shares outstanding - basic	703.8	705.7	721.0
Weighted-average common shares outstanding - diluted	705.1	709.0	725.6
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2024	2023	2022
Net income	$1,201	$660	$4,640
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	10	—	(312)
Cumulative translation adjustments	(172)	43	(579)
Pension and other postretirement benefit plans	(234)	(609)	2,457
Derivative instruments	(33)	24	272
Total other comprehensive income (loss)	(429)	(542)	1,838
Comprehensive income	772	118	6,478
Comprehensive income attributable to noncontrolling interests, net of tax	85	71	58
Comprehensive income attributable to Dow Inc.	$687	$47	$6,420
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2024	2023
Assets
Current Assets
Cash and cash equivalents	$2,189	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $95; 2023: $81)	4,756	4,718
Other	2,108	1,896
Inventories	6,544	6,076
Other current assets	993	1,937
Total current assets	16,590	17,614
Investments
Investment in nonconsolidated affiliates	1,266	1,267
Other investments (investments carried at fair value - 2024: $2,047; 2023: $1,877)	3,033	2,740
Noncurrent receivables	380	438
Total investments	4,679	4,445
Property
Property	62,121	60,203
Less: Accumulated depreciation	40,117	39,137
Net property	22,004	21,066
Other Assets
Goodwill	8,565	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,394; 2023: $5,374)	1,721	2,072
Operating lease right-of-use assets	1,268	1,320
Deferred income tax assets	1,257	1,486
Deferred charges and other assets	1,228	1,323
Total other assets	14,039	14,842
Total Assets	$57,312	$57,967
Liabilities and Equity
Current Liabilities
Notes payable	$135	$62
Long-term debt due within one year	497	117
Accounts payable:
Trade	4,847	4,529
Other	1,694	1,797
Operating lease liabilities - current	318	329
Income taxes payable	276	419
Accrued and other current liabilities	2,521	2,704
Total current liabilities	10,288	9,957
Long-Term Debt	15,711	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	392	399
Pension and other postretirement benefits - noncurrent	4,736	4,932
Asbestos-related liabilities - noncurrent	713	788
Operating lease liabilities - noncurrent	984	1,032
Other noncurrent obligations	6,637	6,844
Total other noncurrent liabilities	13,462	13,995
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2024: 784,471,939 shares; 2023: 778,595,514 shares)	8	8
Additional paid-in capital	9,203	8,880
Retained earnings	20,909	21,774
Accumulated other comprehensive loss	(8,110)	(7,681)
Treasury stock at cost (2024: 80,859,145 shares; 2023: 76,302,081 shares)	(4,655)	(4,374)
Dow Inc.’s stockholders’ equity	17,355	18,607
Noncontrolling interests	496	501
Total equity	17,851	19,108
Total Liabilities and Equity	$57,312	$57,967
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2024	2023	2022
Operating Activities
Net income	$1,201	$660	$4,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,894	2,611	2,758
Provision (credit) for deferred income tax	135	(1,222)	79
Earnings of nonconsolidated affiliates less than dividends received	348	387	696
Net periodic pension benefit cost (credit)	(210)	548	23
Pension contributions	(121)	(142)	(235)
Net gain on sales of assets, businesses and investments	(65)	(70)	(19)
Restructuring and asset related charges - net	103	528	118
Other net loss	239	796	212
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(224)	1,161	1,187
Inventories	(529)	844	347
Accounts payable	278	(734)	(1,255)
Other assets and liabilities, net	(1,146)	(203)	(1,065)
Cash provided by operating activities - continuing operations	2,903	5,164	7,486
Cash provided by (used for) operating activities - discontinued operations	11	32	(11)
Cash provided by operating activities	2,914	5,196	7,475
Investing Activities
Capital expenditures	(2,940)	(2,356)	(1,823)
Investment in gas field developments	(203)	(215)	(190)
Purchases of previously leased assets	—	(7)	(7)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	234	95	32
Acquisitions of property and businesses, net of cash acquired	(125)	(114)	(228)
Investments in and loans to nonconsolidated affiliates	(28)	(5)	(148)
Distributions and loan repayments from nonconsolidated affiliates	—	2	52
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	63	11
Purchases of investments	(1,809)	(2,288)	(1,366)
Proceeds from sales and maturities of investments	2,536	1,958	747
Other investing activities, net	(33)	(61)	(50)
Cash used for investing activities	(2,368)	(2,928)	(2,970)
Financing Activities
Changes in short-term notes payable	(61)	(249)	253
Proceeds from issuance of short-term debt greater than three months	143	—	—
Payments on short-term debt greater than three months	(17)	—	(14)
Proceeds from issuance of long-term debt	1,467	104	1,667
Payments on long-term debt	(267)	(446)	(1,006)
Collections on securitization programs, net of remittances	(9)	18	—
Purchases of treasury stock	(494)	(625)	(2,325)
Proceeds from issuance of stock	166	188	212
Transaction financing, debt issuance and other costs	(14)	(2)	(24)
Employee taxes paid for share-based payment arrangements	(39)	(42)	(35)
Distributions to noncontrolling interests	(77)	(89)	(83)
Dividends paid to stockholders	(1,966)	(1,972)	(2,006)
Cash used for financing activities	(1,168)	(3,115)	(3,361)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(163)	(45)	(237)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(785)	(892)	907
Cash, cash equivalents and restricted cash at beginning of year	3,048	3,940	3,033
Cash, cash equivalents and restricted cash at end of year	$2,263	$3,048	$3,940
Less: Restricted cash and cash equivalents, included in "Other current assets"	74	61	54
Cash and cash equivalents at end of year	$2,189	$2,987	$3,886
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

(In millions, except per share amounts) For the years ended Dec 31,	2024	2023	2022
Common Stock
Balance at beginning and end of year	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of year	8,880	8,540	8,151
Common stock issued / sold	166	188	212
Stock-based compensation and allocation of ESOP shares	370	276	258
Treasury stock issuances - compensation and benefit plans	(213)	(124)	(79)
Other	—	—	(2)
Balance at end of year	9,203	8,880	8,540
Retained Earnings
Balance at beginning of year	21,774	23,180	20,623
Net income available for Dow Inc.'s common stockholders	1,116	589	4,582
Dividends to stockholders	(1,966)	(1,972)	(2,006)
Common control transaction	10	—	—
Other	(25)	(23)	(19)
Balance at end of year	20,909	21,774	23,180
Accumulated Other Comprehensive Loss
Balance at beginning of year	(7,681)	(7,139)	(8,977)
Other comprehensive income (loss)	(429)	(542)	1,838
Balance at end of year	(8,110)	(7,681)	(7,139)
Unearned ESOP Shares
Balance at beginning of year	—	—	(15)
Allocation of ESOP shares	—	—	15
Balance at end of year	—	—	—
Treasury Stock
Balance at beginning of year	(4,374)	(3,871)	(1,625)
Treasury stock purchases	(494)	(627)	(2,325)
Treasury stock issuances - compensation and benefit plans	213	124	79
Balance at end of year	(4,655)	(4,374)	(3,871)
Dow Inc.'s stockholders' equity	17,355	18,607	20,718
Noncontrolling Interests	496	501	529
Total Equity	$17,851	$19,108	$21,247

Dividends declared per share of common stock	$2.80	$2.80	$2.80
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2024	2023	2022
Net sales	$42,964	$44,622	$56,902
Cost of sales	38,346	39,738	48,332
Research and development expenses	810	829	851
Selling, general and administrative expenses	1,581	1,627	1,675
Amortization of intangibles	310	324	336
Restructuring and asset related charges - net	103	528	118
Equity in earnings (losses) of nonconsolidated affiliates	(6)	(119)	268
Sundry income (expense) - net	404	(327)	714
Interest income	210	239	181
Interest expense and amortization of debt discount	811	746	662
Income before income taxes	1,611	623	6,091
Provision (credit) for income taxes	399	(4)	1,450
Net income	1,212	627	4,641
Net income attributable to noncontrolling interests	85	71	58
Net income available for The Dow Chemical Company common stockholder	$1,127	$556	$4,583
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2024	2023	2022
Net income	$1,212	$627	$4,641
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	10	—	(312)
Cumulative translation adjustments	(172)	43	(579)
Pension and other postretirement benefit plans	(234)	(609)	2,457
Derivative instruments	(33)	24	272
Total other comprehensive income (loss)	(429)	(542)	1,838
Comprehensive income	783	85	6,479
Comprehensive income attributable to noncontrolling interests, net of tax	85	71	58
Comprehensive income attributable to The Dow Chemical Company	$698	$14	$6,421
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2024	2023
Assets
Current Assets
Cash and cash equivalents	$2,189	$2,987
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2024: $95; 2023: $81)	4,756	4,718
Other	2,116	1,997
Inventories	6,544	6,076
Other current assets	960	1,898
Total current assets	16,565	17,676
Investments
Investment in nonconsolidated affiliates	1,266	1,267
Other investments (investments carried at fair value - 2024: $2,047; 2023: $1,877)	3,033	2,740
Noncurrent receivables	374	424
Total investments	4,673	4,431
Property
Property	62,121	60,203
Less: Accumulated depreciation	40,117	39,137
Net property	22,004	21,066
Other Assets
Goodwill	8,565	8,641
Other intangible assets (net of accumulated amortization - 2024: $5,394; 2023: $5,374)	1,721	2,072
Operating lease right-of-use assets	1,268	1,320
Deferred income tax assets	1,257	1,486
Deferred charges and other assets	1,228	1,323
Total other assets	14,039	14,842
Total Assets	$57,281	$58,015
Liabilities and Equity
Current Liabilities
Notes payable	$135	$62
Long-term debt due within one year	497	117
Accounts payable:
Trade	4,847	4,529
Other	1,732	1,818
Operating lease liabilities - current	318	329
Income taxes payable	276	419
Accrued and other current liabilities	2,405	2,575
Total current liabilities	10,210	9,849
Long-Term Debt	15,711	14,907
Other Noncurrent Liabilities
Deferred income tax liabilities	392	399
Pension and other postretirement benefits - noncurrent	4,736	4,932
Asbestos-related liabilities - noncurrent	713	788
Operating lease liabilities - noncurrent	984	1,032
Other noncurrent obligations	6,503	6,702
Total other noncurrent liabilities	13,328	13,853
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	9,626	9,091
Retained earnings	16,020	17,495
Accumulated other comprehensive loss	(8,110)	(7,681)
The Dow Chemical Company’s stockholder's equity	17,536	18,905
Noncontrolling interests	496	501
Total equity	18,032	19,406
Total Liabilities and Equity	$57,281	$58,015
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2024	2023	2022
Operating Activities
Net income	$1,212	$627	$4,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,894	2,611	2,758
Provision (credit) for deferred income tax	135	(1,222)	80
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	348	387	696
Net periodic pension benefit cost (credit)	(210)	548	23
Pension contributions	(121)	(142)	(235)
Net gain on sales of assets, businesses and investments	(65)	(70)	(19)
Restructuring and asset related charges - net	103	528	118
Other net loss	252	797	221
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(224)	1,161	1,187
Inventories	(529)	844	347
Accounts payable	278	(734)	(1,255)
Other assets and liabilities, net	(1,134)	(226)	(1,043)
Cash provided by operating activities	2,939	5,109	7,519
Investing Activities
Capital expenditures	(2,940)	(2,356)	(1,823)
Investment in gas field developments	(203)	(215)	(190)
Purchases of previously leased assets	—	(7)	(7)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	234	95	32
Acquisitions of property and businesses, net of cash acquired	(125)	(114)	(228)
Investments in and loans to nonconsolidated affiliates	(28)	(5)	(148)
Distributions and loan repayments from nonconsolidated affiliates	—	2	52
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	63	11
Purchases of investments	(1,809)	(2,288)	(1,366)
Proceeds from sales and maturities of investments	2,536	1,958	747
Other investing activities, net	(33)	(61)	(50)
Cash used for investing activities	(2,368)	(2,928)	(2,970)
Financing Activities
Changes in short-term notes payable	(61)	(249)	253
Proceeds from issuance of short-term debt greater than three months	143	—	—
Payments on short-term debt greater than three months	(17)	—	(14)
Proceeds from issuance of long-term debt	1,467	104	1,667
Payments on long-term debt	(267)	(446)	(1,006)
Collections on securitization programs, net of remittances	(9)	18	—
Proceeds from issuance of stock	166	188	212
Transaction financing, debt issuance and other costs	(14)	(2)	(24)
Employee taxes paid for share-based payment arrangements	(39)	(42)	(35)
Distributions to noncontrolling interests	(77)	(89)	(83)
Dividends paid to Dow Inc.	(2,485)	(2,510)	(4,375)
Cash used for financing activities	(1,193)	(3,028)	(3,405)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(163)	(45)	(237)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(785)	(892)	907
Cash, cash equivalents and restricted cash at beginning of year	3,048	3,940	3,033
Cash, cash equivalents and restricted cash at end of year	$2,263	$3,048	$3,940
Less: Restricted cash and cash equivalents, included in "Other current assets"	74	61	54
Cash and cash equivalents at end of year	$2,189	$2,987	$3,886
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

(In millions, except per share amounts) For the years ended Dec 31,	2024	2023	2022
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of year	9,091	8,627	8,159
Issuance of parent company stock - Dow Inc.	166	188	212
Stock-based compensation and allocation of ESOP shares	370	276	258
Other	(1)	—	(2)
Balance at end of year	9,626	9,091	8,627
Retained Earnings
Balance at beginning of year	17,495	19,472	19,288
Net income available for The Dow Chemical Company's common stockholder	1,127	556	4,583
Dividends to Dow Inc.	(2,578)	(2,510)	(4,375)
Other	(24)	(23)	(24)
Balance at end of year	16,020	17,495	19,472
Accumulated Other Comprehensive Loss
Balance at beginning of year	(7,681)	(7,139)	(8,977)
Other comprehensive income (loss)	(429)	(542)	1,838
Balance at end of year	(8,110)	(7,681)	(7,139)
Unearned ESOP Shares
Balance at beginning of year	—	—	(15)
Allocation of ESOP shares	—	—	15
Balance at end of year	—	—	—
The Dow Chemical Company's stockholder's equity	17,536	18,905	20,960
Noncontrolling Interests	496	501	529
Total Equity	$18,032	$19,406	$21,489
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

Accounts Receivable Programs
The Company maintains accounts receivable securitization and discounting facilities with various financial institutions, which allow for the sale of eligible trade accounts receivable at any point in time. The securitized accounts receivable are isolated in wholly owned special purpose entities and support the securities issued by those entities. The Company derecognizes the eligible trade receivables upon sale and retains no interest in the sold trade receivables. The Company continues to service the trade receivables and remit payments received from customers to the financial institutions. Amounts collected from customers but not yet remitted to the applicable financial institution are included in “Accrued and other current liabilities” in the consolidated balance sheets. When previously sold trade receivables are repurchased, they are included in “Accounts and notes receivable – Other” in the consolidated balance sheets. See Note 13 for additional information.

Inventories
Inventories are stated at the lower of cost or net realizable value. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year. See Note 9 for additional information.

The Company routinely utilizes exchange, swap and tolling arrangements with other companies for raw materials and finished goods to increase sourcing options, shorten delivery times, and reduce freight and other transportation costs. These transactions are treated as non-monetary exchanges and are valued at cost.

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

Finite-lived intangible assets such as developed technology, customer-related assets, trademarks, tradenames and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 3 to 20 years.

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

Government Assistance
The Company receives grants, subsidies and incentives (collectively "incentives") from governments in various jurisdictions in support of its operations and capital projects. The incentives are recorded when it is probable that the Company will comply with the terms and conditions attached to the incentives and that the incentives will be received. Incentives are recognized on a systematic basis over the periods in which the related cost or expenditures occur and are included in the Company's financial statements as reductions of "Cost of sales" or "Research and development expenses" in the Company’s consolidated statements of income or as a reduction of "Property" in the consolidated balance sheets.

In 2024, the Company received $272 million of government incentives ($183 million in 2023 and $260 million in 2022) primarily related to the cost of energy used in the Company’s production processes. These incentives, from various governments, are typically based on level of energy consumption and are recorded as a reduction to "Cost of sales" in the consolidated statements of income and as "Accounts and notes receivable - Other" until received or as a reduction to "Accounts payable - Trade" in the consolidated balance sheets.

In 2024, the Company recognized $56 million in government incentives (zero in 2023 and 2022) related to the construction of certain energy assets in the United States. These incentives are recorded as a reduction of “Property” in the consolidated balance sheets and will lower depreciation expense over the useful lives of the related energy assets through a reduction to “Cost of sales” in the consolidated statements of income.

Other forms of government assistance received by the Company in 2024, 2023 and 2022 were not material.

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

In the fourth quarter of 2024, the Company adopted the annual and interim disclosure requirements of ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments expand a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Note 25 for applicable reportable segment disclosures required by this guidance.

Accounting Guidance Issued But Not Adopted at December 31, 2024
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public business entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public business entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

SEC Final Rules Not Adopted at December 31, 2024
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate related information in registration statements and annual reports. The final rules include requirements to disclose material climate-related risks; activities to mitigate or adapt to such risks; information about the board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Registrants are also required to disclose the financial statement effects of severe weather events and other natural conditions in the notes to the financial statements. Certain large registrants are also required to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, when material. The final rules include a phased-in compliance period for all registrants. As a large accelerated filer, most disclosure requirements are effective for the Company beginning with the year ending December 31, 2025. GHG emissions disclosures are required for the year ending December 31, 2026. The Company will also be required to obtain limited assurance on its Scope 1 and Scope 2 GHG emissions disclosures beginning with the year ending December 31, 2029, with reasonable assurance required beginning with the year ending December 31, 2033. In April 2024, the SEC informed the U.S. Court of Appeals for the Eighth Circuit ("Court") that it would voluntarily stay the final rules until various legal challenges are resolved by the Court. The Company is currently evaluating the impact of the final rules on its consolidated financial statements and annual disclosures.

NOTE 3 – REVENUE
The majority of the Company's revenue is derived from product sales. In 2024, 98 percent of the Company's revenue related to product sales (98 percent in 2023 and 99 percent in 2022). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies.

Disaggregation of Revenue
Dow disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	2024	2023	2022
In millions
Hydrocarbons & Energy	$5,759	$6,566	$9,414
Packaging and Specialty Plastics	16,017	16,583	19,846
Packaging & Specialty Plastics	$21,776	$23,149	$29,260
Industrial Solutions	$4,179	$4,207	$5,682
Polyurethanes & Construction Chemicals	7,675	8,316	10,907
Others	15	15	17
Industrial Intermediates & Infrastructure	$11,869	$12,538	$16,606
Coatings & Performance Monomers	$3,492	$3,337	$4,051
Consumer Solutions	5,082	5,160	6,713
Performance Materials & Coatings	$8,574	$8,497	$10,764
Corporate	$745	$438	$272
Total	$42,964	$44,622	$56,902

Net Trade Sales by Geographic Region	2024	2023	2022
In millions
U.S. & Canada	$16,423	$16,640	$20,945
EMEAI [1]	13,958	14,537	19,631
Asia Pacific	7,707	8,266	10,344
Latin America	4,876	5,179	5,982
Total	$42,964	$44,622	$56,902
1. Europe, Middle East, Africa and India.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At December 31, 2024, the Company had unfulfilled performance obligations of $759 million ($744 million at December 31, 2023) related to the licensing of technology and expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Revenue recognized in 2024 from amounts included in contract liabilities at the beginning of the period was approximately $190 million (approximately $315 million in 2023 and $250 million in 2022). In 2024, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant (approximately $45 million in 2023). The Company did not recognize any asset impairment charges related to contract assets in 2024 (no impairment charges in 2023 and immaterial in 2022).

The following table summarizes contract assets and liabilities at December 31, 2024 and 2023:

Contract Assets and Liabilities at Dec 31	Balance Sheet Classification	2024	2023
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$4,756	$4,718
Contract assets - current	Other current assets	$—	$13
Contract assets - noncurrent	Deferred charges and other assets	$2	$4
Contract liabilities - current [1]	Accrued and other current liabilities	$244	$195
Contract liabilities - noncurrent [2]	Other noncurrent obligations	$1,480	$1,642
1.The increase from December 31, 2023 to December 31, 2024 was primarily due to the reclassification of deferred royalty payments from noncurrent to current, partially offset by recognition of deferred royalty payments.
2.The decrease from December 31, 2023 to December 31, 2024 was primarily due to recognition of revenue on long-term product supply agreements and the reclassification of deferred royalty payments from noncurrent to current, partially offset by deferred royalty payments.

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Divestiture of the Flexible Packaging Laminating Adhesives Business
On December 2, 2024, the Company sold its flexible packaging laminating adhesives business, within Packaging & Specialty Plastics, to Arkema S.A. for cash proceeds of $115 million, net of working capital adjustments, costs to sell and other transaction expenses and subject to customary post-closing adjustments. The divestiture included five manufacturing sites in the United States, Italy and Mexico as well as the associated inventory, customer contracts and lists, process technology and certain intellectual property. Divested assets included inventory of $51 million, property with a net book value of $51 million, and goodwill of $16 million. The Company recognized a pretax gain of $1 million in the fourth quarter of 2024, included in "Sundry income (expense) - net" in the consolidated statements of income. Additionally, the Company recognized impairment charges related to write-downs of certain manufacturing assets included in this divestiture. See Notes 5 and 22 for additional information.

The Company evaluated the divestiture of its flexible packaging laminating adhesives business and determined it did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. As a result, the divestiture is not reported as discontinued operations.

Acquisition of North American Polyethylene Recycler
On August 1, 2024, the Company acquired Circulus Holdings, LLC, a U.S. mechanical recycling company that converts plastic waste into post-consumer resin, for a cash purchase of approximately $130 million. The acquisition includes two facilities in the United States with a total recycling capacity of 50,000 metric tons per year and supports Dow's efforts to transform plastic waste and other forms of alternative feedstocks into 3 million metric tons of circular and renewable solutions annually by 2030. The assets acquired and liabilities assumed as part of the acquisition were recorded at their estimated fair value as of the acquisition date and consisted primarily of property of $74 million and intangible assets, primarily technology and know-how, of $22 million, with the excess of purchase price over the fair value of net assets acquired of $37 million allocated to goodwill.

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

In the first quarter of 2024, the Company recorded additional pretax restructuring charges of $8 million for asset write-downs and write-offs related to the shutdown of certain polyurethanes assets within the Industrial Intermediates & Infrastructure segment. In the third quarter of 2024, the Company recorded additional pretax restructuring charges of $7 million for asset write-downs and write-offs related to the shutdown of certain silicones assets within the Performance Materials & Coatings segment. The impacted facilities are expected to be shutdown by the end of 2025. Additionally, the Company recorded a pretax restructuring charge of $16 million for severance and related benefit costs and a pretax restructuring charge of $1 million for additional asset write-downs and write-offs, related to Corporate. In the fourth quarter of 2024, the Company recorded a pretax restructuring charge of $25 million for severance and related benefit costs and a pretax restructuring charge of $9 million for costs associated with exit and disposal activities, related to Corporate.

The following table summarizes the activities related to the 2023 Restructuring Program, including segment information:

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$1	$—	$1
Industrial Intermediates & Infrastructure	—	50	—	50
Performance Materials & Coatings	—	49	—	49
Corporate	344	91	—	435
Total restructuring charges	$344	$191	$—	$535
Charges against the reserve	—	(191)	—	(191)
Cash payments	(222)	—	—	(222)
Reserve balance at Dec 31, 2023	$122	$—	$—	$122
Packaging & Specialty Plastics	$—	$—	$—	$—
Industrial Intermediates & Infrastructure	—	8	—	8
Performance Materials & Coatings	—	7	—	7
Corporate	41	1	9	51
Total restructuring charges	$41	$16	$9	$66
Charges against the reserve	—	(16)	(9)	(25)
Cash payments	(103)	—	—	(103)
Reserve balance at Dec 31, 2024	$60	$—	$—	$60

At December 31, 2024, $60 million of the reserve balance was included in "Accrued and other current liabilities" ($101 million at December 31, 2023) and zero was included in "Other noncurrent obligations" ($21 million at December 31, 2023) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $601 million inception-to-date under the 2023 Restructuring Program, consisting of severance and related benefit costs of $385 million, asset write-downs and write-offs of $207 million, and costs associated with exit and disposal activities of $9 million.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2023 Restructuring Program included a charge for severance and related benefit costs of $385 million for a global workforce reduction of approximately 2,000 employees. The majority of separations occurred by the end of the second quarter of 2023 with the remaining occurring primarily through the first quarter of 2025.

Asset Write-downs and Write-offs
The 2023 Restructuring Program included charges related to the write-down and write-off of assets totaling $207 million. Details regarding the asset write-downs and write-offs are as follows:

•Industrial Intermediates & Infrastructure charges relate to the shutdown of certain polyurethanes assets and the write-off of other assets. The majority of the impacted facilities are expected to be shutdown by the end of 2025.
•Performance Materials & Coatings recorded charges to rationalize its asset footprint by shutting down certain coatings assets. These facilities are expected to be shutdown by the end of 2025.
•Corporate recorded charges related to the write-down of Company owned and leased, non-manufacturing facilities, primarily related to office space rationalization.

Costs Associated with Exit and Disposal Activities
The 2023 Restructuring program included a net pretax charge of $9 million for the net cost of benefit settlement, curtailment and special termination benefits related to participants of a pension plan in Europe that were impacted by the restructuring program, related to Corporate.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions and costs associated with the Company's productivity and efficiency actions, are expected to result in additional cash expenditures of approximately $40 million, primarily through the first quarter of 2025. Restructuring implementation and efficiency costs totaled $230 million in 2024 ($243 million in 2023).

Asset Related Charges
In 2024, the Company recognized pretax impairment charges of $37 million primarily related to write-downs of certain manufacturing assets in the United States and Italy included in the Company's planned divestiture of its flexible packaging laminating adhesives business. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. See Notes 4 and 22 for additional information.

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

Subsequent Event
On January 27, 2025, the Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. This program includes a workforce reduction of approximately 1,500 roles.

The Company will record a charge in the first quarter of 2025 for costs associated severance and related benefit costs. In total, these costs are expected to be in the range of $250 million to $325 million and have future cash payments to be paid out primarily over the next two years. In addition, the Company will incur costs to implement these actions, which will be expensed as incurred and range from $20 million to $30 million over the life of the program.

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	2024	2023	2022
In millions
Non-operating pension and other postretirement benefit plan net (cost) credits [1]	$264	$(264)	$358
Foreign exchange losses [2]	(45)	(340)	(117)
Gain on sales of other assets and investments [3]	60	80	78
Gain (loss) on early extinguishment of debt [4]	5	5	(8)
Indemnification and other transaction related costs [5]	13	26	4
Asset impairments and related costs [6]	18	(18)	—
Gain related to Nova legal matter [7]	—	106	321
Dow Silicones breast implant liability adjustment	—	—	60
Other - net	100	125	31
Total sundry income (expense) – net	$415	$(280)	$727
1.The year ended December 31, 2023, includes pretax pension settlement charges of $642 million related to the transfer of certain plan benefit obligations to insurance companies. See Note 19 for additional information about the Company's pension and other postretirement plans, including pension settlement charges.
2.Foreign exchange losses in 2024 relate primarily to exposures in the Argentine peso and Egyptian pound, while 2023 and 2022 relate primarily to exposures in the Argentine peso. In addition, 2023 includes a loss of $109 million related to the devaluation of the Argentine peso by the Argentina government in December 2023.
3.The year ended December 31, 2024, includes a gain of $25 million associated with a warehouse sale. The year ended December 31, 2023, includes gains associated with the sale of shares of a previously impaired equity method investment.
4.See Note 14 for additional information.
5.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution.
6.The year ended December 31, 2024 and 2023, includes certain obligations and subsequent reversals associated with a previously impaired equity method investment.
7.See Note 15 for additional information.

Sundry income (expense) - net for TDCC for the years ended December 31, 2024, 2023 and 2022, is substantially the same as that of Dow Inc., with the primary difference related to indemnification and other transaction related costs recorded on Dow Inc. Therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies ("COLI"), which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Dec 31, 2024	Dec 31, 2023
In millions
Gross cash value	$558	$623
Less: Existing drawdowns [1]	—	97
Investments in company-owned life insurance [2]	$558	$526
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Classified as "Other investments" in the consolidated balance sheets.

The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At December 31, 2024, the Company had no outstanding monetization of its existing COLI policies' surrender value ($97 million at December 31, 2023).

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At December 31, 2024, outstanding obligations confirmed as valid under the SCF program were $291 million ($285 million at December 31, 2023), included in “Accounts payable – Trade” in the consolidated balance sheets.

The following table summarizes the activity of the SCF program for the years ended December 31, 2024 and 2023:

Supplier Finance Program Activity	2024	2023
In millions
Confirmed obligations outstanding at Jan 1	$285	$267
Invoices confirmed to financial intermediary	1,313	1,308
Confirmed invoices paid to financial intermediary	(1,307)	(1,290)
Confirmed obligations outstanding at Dec 31	$291	$285

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $2,521 million and $2,405 million at December 31, 2024 and $2,704 million and $2,575 million at December 31, 2023, for Dow Inc. and TDCC, respectively. No components of "Accrued and other current liabilities" were more than 5 percent of "Total current liabilities" at December 31, 2024. At December 31, 2023, accrued payroll, which is a component of "Accrued and other current liabilities" and includes liabilities related to payroll, performance-based compensation and severance, was $714 million. No other components of "Accrued and other current liabilities" were more than 5 percent of "Total current liabilities" at December 31, 2023.

Supplemental Cash Flow Information
The following table shows cash paid for interest and income taxes for the years ended December 31, 2024, 2023 and 2022:

Supplemental Cash Flow Information	2024	2023	2022
In millions
Cash paid during year for:
Interest	$887	$800	$675
Income taxes	$827	$735	$793

NOTE 7 – INCOME TAXES
The financial statements for Dow Inc. and TDCC are substantially similar, including the reporting of current and deferred tax expense (benefit), provision (credit) for income taxes, and deferred tax asset and liability balances. As a result, the following income tax discussion pertains to Dow Inc. only.

Geographic Allocation of Income and Provision (Credit) for Income Taxes
In millions	2024	2023	2022
Income (loss) before income taxes
Domestic	$492	$(602)	$2,383
Foreign	1,108	1,258	3,707
Income before income taxes	$1,600	$656	$6,090
Current tax expense (benefit)
Federal	$(137)	$249	$434
State and local	12	18	82
Foreign	389	951	855
Total current tax expense	$264	$1,218	$1,371
Deferred tax expense (benefit)
Federal	$218	$(445)	$63
State and local	51	3	1
Foreign	(134)	(780)	15
Total deferred tax expense (benefit)	$135	$(1,222)	$79
Provision (credit) for income taxes	$399	$(4)	$1,450
Net income	$1,201	$660	$4,640

Reconciliation to U.S. Statutory Rate	2024	2023 [1]	2022 [1]
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Equity earnings effect	—	4.2	(1.2)
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	4.6	8.3	(1.4)
U.S. tax effect of foreign earnings and dividends	3.9	(13.0)	1.2
Unrecognized tax benefits	(10.2)	33.1	1.3
Changes in valuation allowances	(4.4)	18.8	(2.8)
Federal tax accrual adjustment	(1.0)	(21.2)	0.6
State and local income taxes	5.4	3.0	2.8
Change in tax basis in foreign assets [2]	8.3	(54.9)	—
Foreign permanent items	(5.7)	(1.1)	(0.6)
Other - net	3.0	1.2	2.9
Effective tax rate	24.9%	(0.6)%	23.8%
1.Certain prior year rates have been adjusted to conform with the current year presentation.
2.The 2023 impact primarily represents the initial recognition of tax basis in intangible assets in foreign jurisdictions and the related valuation allowance.

Deferred Tax Balances at Dec 31	2024		2023
In millions	Assets	Liabilities	Assets	Liabilities
Property	$178	$2,550	$404	$2,663
Tax loss and credit carryforwards	1,732	—	1,754	—
Postretirement benefit obligations	949	187	983	196
Other accruals and reserves	1,881	572	1,923	521
Intangibles	1,972	261	2,090	331
Inventory	137	227	114	272
Investments	102	31	166	34
Other – net	586	96	733	115
Subtotal	$7,537	$3,924	$8,167	$4,132
Valuation allowances	(2,748)	—	(2,948)	—
Total	$4,789	$3,924	$5,219	$4,132

Operating Loss and Tax Credit Carryforwards at Dec 31	2024	2023
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$390	$213
Expire after 5 years or indefinite expiration	567	727
Total operating loss carryforwards	$957	$940
Tax credit carryforwards
Expire within 5 years	$121	$80
Expire after 5 years or indefinite expiration	244	317
Total tax credit carryforwards	$365	$397
Capital loss carryforwards
Expire within 5 years	$410	$417
Total tax loss and tax credit carryforwards	$1,732	$1,754

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7,125 million at December 31, 2024 and $7,148 million at December 31, 2023. Undistributed earnings are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

The following table provides a reconciliation of the Company's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2024	2023	2022
Total unrecognized tax benefits at Jan 1	$513	$520	$580
Decreases related to positions taken on items from prior years	(3)	(58)	(47)
Increases related to positions taken on items from prior years	—	89	53
Increases related to positions taken in the current year	47	77	46
Settlement of uncertain tax positions with tax authorities	(118)	(109)	(111)
Decreases due to expiration of statutes of limitations	(12)	(11)	—
Foreign exchange loss (gain)	(5)	5	(1)
Total unrecognized tax benefits at Dec 31	$422	$513	$520
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$422	$513	$520
Total amount of interest and penalties expense (benefit) recognized in "Provision (credit) for income taxes"	$(234)	$126	$(27)
Total accrual for interest and penalties recognized in the consolidated balance sheets	$327	$561	$498

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations of Dow Inc. for the years ended December 31, 2024, 2023 and 2022. In accordance with the accounting guidance for earnings per share, earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income for Earnings Per Share Calculations	2024	2023	2022
In millions
Net income	$1,201	$660	$4,640
Net income attributable to noncontrolling interests	85	71	58
Net income attributable to participating securities [1]	12	11	24
Net income attributable to common stockholders	$1,104	$578	$4,558
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings Per Share - Basic and Diluted	2024	2023	2022
Dollars per share
Earnings per common share - basic	$1.57	$0.82	$6.32
Earnings per common share - diluted	$1.57	$0.82	$6.28

Share Count Information	2024	2023	2022
Shares in millions
Weighted-average common shares outstanding - basic	703.8	705.7	721.0
Plus dilutive effect of equity compensation plans	1.3	3.3	4.6
Weighted-average common shares outstanding - diluted	705.1	709.0	725.6
Stock options and restricted stock units excluded from EPS calculations [1]	10.8	9.6	7.6
1.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2024	2023
Finished goods	$3,773	$3,413
Work in process	1,323	1,234
Raw materials	822	746
Supplies	1,039	992
Total	$6,957	$6,385
Adjustment of inventories to the LIFO basis	(413)	(309)
Total inventories	$6,544	$6,076

At December 31, 2024, approximately 29 percent, 59 percent and 12 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively. At December 31, 2023, approximately 29 percent, 60 percent and 11 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively.

NOTE 10 – PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)	2024	2023
In millions
Land and land improvements	0-25	$2,255	$2,218
Buildings	5-50	5,145	5,216
Machinery and equipment	3-25	44,047	43,343
Other property	3-50	7,243	6,865
Construction in progress	—	3,431	2,561
Total property		$62,121	$60,203

In millions	2024	2023	2022
Depreciation expense	$1,992	$1,932	$1,958
Capitalized interest	$133	$88	$63

NOTE 11 – NONCONSOLIDATED AFFILIATES
The Company’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”), by classification in the consolidated balance sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates at Dec 31	2024 [1]	2023 [1]
In millions
Investment in nonconsolidated affiliates	$1,266	$1,267
Other noncurrent obligations	(568)	(229)
Net investment in nonconsolidated affiliates	$698	$1,038
1.The carrying amount of the Company’s investments in nonconsolidated affiliates at December 31, 2024 and 2023, was $55 million less than its share of the investees’ net assets, exclusive of additional differences relating to Sadara and EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), which are discussed separately in the disclosures that follow.

Dividends Received from Nonconsolidated Affiliates	2024	2023	2022
In millions
Dividends from nonconsolidated affiliates [1]	$342	$268	$964
1.Included in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows.

The nonconsolidated affiliates in which the Company has investments are privately held companies; therefore, quoted market prices are not available.

Sadara
In 2011, the Company and Saudi Arabian Oil Company formed Sadara - a joint venture between the two companies that constructed and operates a world-scale, fully integrated chemicals complex in Jubail Industrial City, Kingdom of Saudi Arabia. The Company has a 35 percent equity interest in this joint venture and continues to be responsible for marketing a significant portion of Sadara’s products through the Company’s established sales channels. In 2021, Dow and the Saudi Arabian Oil Company agreed to a marketing rights transition plan. Execution of the transition plan is ongoing and progressing towards aligning marketing rights and responsibilities to levels more consistent with each partner's equity ownership. This transition will not impact equity earnings, but is expected to reduce the Company's sales of Sadara products over the transition period.

The Company’s investment in Sadara was $1,280 million less than Dow’s proportionate share of the carrying value of the underlying net assets held by Sadara at December 31, 2024 ($1,387 million less at December 31, 2023). This basis difference, which resulted from the 2019 impairment of the investment, is primarily attributed to the long-lived assets of Sadara and is being amortized over the remaining useful lives of the assets. At December 31, 2024, the Company had a negative investment balance in Sadara of $517 million classified as "Other noncurrent obligations" (negative $128 million at December 31, 2023) in the Company’s consolidated balance sheets. The negative investment in Sadara Chemical Company at December 31, 2024 is primarily due to the equity losses generated during the year. See Note 15 for additional information related to guarantees.

EQUATE
At December 31, 2024, the Company had a negative investment balance in EQUATE of $51 million classified as "Other noncurrent obligations" (negative $101 million at December 31, 2023) in the consolidated balance sheets. The reduction in the negative investment was driven by improved results during the year. The Company's investment in EQUATE was $417 million less than the Company's proportionate share of EQUATE's underlying net assets at December 31, 2024 ($432 million less at December 31, 2023), which represents the difference between the fair values of certain MEGlobal assets acquired by EQUATE and the Company's related valuation on a U.S. GAAP basis at the acquisition date. A basis difference of $97 million at December 31, 2024 ($111 million at December 31, 2023), is being amortized over the remaining useful lives of the assets and the remainder is considered a permanent difference.

AgroFresh Solutions Inc. ("AFSI")
As of March 31, 2023, the Company no longer holds an investment in AFSI.

Transactions with Nonconsolidated Affiliates
The Company has service agreements with certain nonconsolidated affiliates, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase, lease and sublease agreements.

The Company sells excess ethylene glycol produced at manufacturing facilities in the United States and Europe to MEGlobal, a subsidiary of EQUATE. The Company also sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. Sales of these products to MEGlobal represented 1 percent of total net sales in 2024, 2023 and 2022. Sales of ethylene to MEGlobal are reflected in the Packaging & Specialty Plastics segment and represented 2 percent of the segment's sales in 2024, 2023 and 2022. Sales of ethylene glycol to MEGlobal are reflected in the Industrial Intermediates & Infrastructure segment and represented 1 percent of the segment's sales in 2024, 2023 and 2022.

The Company is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. Purchases of Sadara products represented 6 percent of "Cost of sales" in 2024 (6 percent in 2023 and 7 percent in 2022).

The Company purchases products from The SCGC-Dow Group, primarily for marketing and distribution in Asia Pacific. Purchases of products from The SCGC-Dow Group represented 3 percent of "Cost of sales" in 2024, 2023 and 2022.

Sales to and purchases from other nonconsolidated affiliates were not material to the consolidated financial statements.

Balances due to or due from nonconsolidated affiliates at December 31, 2024 and 2023, were as follows:

Balances Due To or Due From Nonconsolidated Affiliates at Dec 31	2024	2023
In millions
Accounts and notes receivable - Other	$300	$189
Accounts payable - Other	$748	$823

Principal Nonconsolidated Affiliates
The Company had an ownership interest in 38 nonconsolidated affiliates at December 31, 2024 and 2023. The Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at December 31, 2024, 2023 and 2022, are as follows:

Principal Nonconsolidated Affiliates at Dec 31	Country	Ownership Interest
		2024	2023	2022
EQUATE Petrochemical Company K.S.C.C.	Kuwait	42.50%	42.50%	42.50%
The Kuwait Olefins Company K.S.C.C.	Kuwait	42.50%	42.50%	42.50%
The Kuwait Styrene Company K.S.C.C.	Kuwait	42.50%	42.50%	42.50%
Map Ta Phut Olefins Company Limited [1]	Thailand	32.77%	32.77%	32.77%
Sadara Chemical Company	Saudi Arabia	35.00%	35.00%	35.00%
The SCGC-Dow Group:
Siam Polyethylene Company Limited	Thailand	50.00%	50.00%	50.00%
Siam Polystyrene Company Limited	Thailand	50.00%	50.00%	50.00%
Siam Styrene Monomer Company Limited	Thailand	50.00%	50.00%	50.00%
Siam Synthetic Latex Company Limited	Thailand	50.00%	50.00%	50.00%
1.The Company's effective ownership of Map Ta Phut Olefins Company Limited ("Map Ta Phut") is 32.77 percent, of which the Company directly owns 20.27 percent and indirectly owns 12.50 percent through its equity interest in Siam Polyethylene Company Limited.

The Company’s investment in and equity earnings from its principal nonconsolidated affiliates are as follows:

Investment in Principal Nonconsolidated Affiliates at Dec 31	2024	2023
In millions
Investment in principal nonconsolidated affiliates	$740	$754
Other noncurrent obligations	(568)	(229)
Net investment in principal nonconsolidated affiliates	$172	$525

Equity in Earnings (Losses) of Principal Nonconsolidated Affiliates	2024	2023	2022
In millions
Equity in earnings (losses) of principal nonconsolidated affiliates	$(57)	$(192)	$192

The summarized financial information that follows represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at Dec 31	2024	2023
In millions
Current assets	$5,414	$4,904
Noncurrent assets	20,695	21,832
Total assets	$26,109	$26,736
Current liabilities	$3,842	$3,490
Noncurrent liabilities	19,158	18,794
Total liabilities	$23,000	$22,284
Noncontrolling interests	$136	$157

Summarized Income Statement Information [1]	2024	2023	2022
In millions
Sales	$12,094	$11,102	$14,026
Gross profit	$598	$289	$1,246
Income (loss), net of tax	$(748)	$(1,053)	$(91)
1.The results in this table include purchase and sale activity between certain principal nonconsolidated affiliates and the Company, as previously discussed in the "Transactions with Nonconsolidated Affiliates" section.

NOTE 12 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2024 and 2023:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Balance at Jan 1, 2023	$5,100	$1,093	$2,451	$8,644
Foreign currency impact	3	1	(7)	(3)
Balance at Dec 31, 2023	$5,103	$1,094	$2,444	$8,641
Foreign currency impact	(6)	(2)	(89)	(97)
Purchase of Circulus Holdings, LLC	37	—	—	37
Sale of laminating adhesives business	(16)	—	—	(16)
Balance at Dec 31, 2024	$5,118	$1,092	$2,355	$8,565

The Company has six reporting units in total: Coatings & Performance Monomers, Consumer Solutions, Hydrocarbons & Energy, Industrial Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction

Chemicals. At December 31, 2024, goodwill was carried by all reporting units except Coatings & Performance Monomers.

Goodwill Impairments
The carrying amounts of goodwill at December 31, 2024 and 2023, were net of accumulated impairments of $309 million in Industrial Intermediates & Infrastructure and $2,530 million in Performance Materials & Coatings.

Goodwill Impairment Testing
The Company performs an impairment test of goodwill annually in the fourth quarter. In 2024, the Company performed qualitative assessments for all reporting units that carried goodwill. Based on the results of the qualitative testing, the Company performed quantitative testing for one reporting unit in 2024 (zero in 2023 and 2022). The qualitative assessments on the remaining reporting units indicated that it was more likely than not that carrying value was less than the fair value for the reporting units. The quantitative testing conducted in 2024 concluded that no goodwill impairment existed.

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at Dec 31	2024			2023
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets:
Developed technology	$2,541	$(2,214)	$327	$2,634	$(2,181)	$453
Software	1,354	(1,007)	347	1,352	(981)	371
Trademarks/tradenames	324	(318)	6	352	(346)	6
Customer-related	2,896	(1,855)	1,041	3,108	(1,866)	1,242
Total other intangible assets	$7,115	$(5,394)	$1,721	$7,446	$(5,374)	$2,072

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	2024	2023	2022
In millions
Other intangible assets, excluding software	$310	$324	$336
Software, included in "Cost of sales"	$67	$70	$80

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2025	$294
2026	$222
2027	$187
2028	$166
2029	$155

NOTE 13 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe (collectively, "the Programs"), which are set to expire in November 2025. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the years ended December 31, 2024, 2023 and 2022. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 15 for additional information related to guarantees.

Beginning in 2023, the Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, the "Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the years ended December 31, 2024 and 2023.

The following table provides a summary of cash flows related to the Programs and the Facilities for the years ended December 31, 2024, 2023 and 2022:

Cash Flows Related to Transfers of Accounts Receivable
In millions	2024	2023	2022
Proceeds received from new transfers	$1,533	$203	$391

The following table provides the balances related to the Programs and the Facilities at December 31, 2024 and 2023:

Balances Related to Transfers of Accounts Receivable at Dec 31
In millions	2024	2023
Balance outstanding	$287	$170
Accounts receivable derecognized	$278	$152
Amounts recognized in the consolidated balance sheets:
Accrued and other current liabilities [1]	$9	$18
1. Represents amounts collected from customers and not yet remitted by the Company.

NOTE 14 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at Dec 31
In millions	2024	2023
Notes payable to banks and other lenders	$135	$62
Year-end average interest rates	36.03%	33.84%

Long-Term Debt at Dec 31	2024 Average Rate	2024	2023 Average Rate	2023
In millions
Promissory notes and debentures:
Final maturity 2025	5.63%	$333	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029	7.58%	1,368	7.58%	1,367
Final maturity 2030 and thereafter [1]	5.10%	10,010	5.07%	8,861
Other facilities:
Foreign currency notes and loans, various rates and maturities	2.01%	2,540	1.18%	2,653
InterNotes®, varying maturities through 2053	4.31%	661	4.12%	595
Medium-term notes, maturity 2025	4.75%	1	—%	—
Finance lease obligations [2]		939		873
Unamortized debt discount and issuance costs		(244)		(258)
Long-term debt due within one year [3]		(497)		(117)
Long-term debt		$15,711		$14,907
1.Cost includes net fair value hedge adjustment gains of $9 million at December 31, 2024 ($49 million at December 31, 2023). See Note 21 for additional information.
2.See Note 16 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2024
In millions
2025	$495
2026	$140
2027	$1,244
2028	$697
2029	$1,459

2024 Activity
In the first quarter of 2024, the Company issued $1.25 billion of senior unsecured notes. This offering included $600 million aggregate principal amount of 5.150 percent notes due 2034 and $650 million aggregate principal amount of 5.600 percent notes due 2054. The issuance was completed in connection with the Company's Green Finance Framework. The Company distributed the proceeds toward projects that support the execution of its sustainability strategy and achieve its targets focused on climate protection and a circular economy, including applicable expenditures and investments related to the Company's Fort Saskatchewan Path2Zero project.

In the second quarter of 2024, the Company redeemed $10 million aggregate principal amount of 2.100 percent notes due November 2030, $30 million aggregate principal amount of 4.250 percent notes due October 2034, $8 million aggregate principal amount of 5.250 percent notes due November 2041 and $12 million aggregate principal amount of 4.375 percent notes due November 2042. As a result of the redemption, the Company recognized a pretax gain on the early extinguishment of debt of $5 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In 2024, the Company issued an aggregate principal amount of $94 million of InterNotes®. The Company also issued $122 million of foreign currency loans. Additionally, the Company repaid $83 million of long-term debt at maturity.

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

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Dec 31, 2024
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	November 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2025	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2025	Floating rate
Bilateral Revolving Credit Facility	175	175	September 2025	Floating rate
Bilateral Revolving Credit Facility	300	300	November 2025	Floating rate
Bilateral Revolving Credit Facility	300	300	February 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2026	Floating rate
Bilateral Revolving Credit Facility	375	375	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2026	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	May 2027	Floating rate
Bilateral Revolving Credit Facility	350	350	June 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	November 2027	Floating rate
Bilateral Revolving Credit Facility	300	300	May 2028	Floating rate
Total Committed and Available Credit Facilities	$8,400	$8,400

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Environmental Matters
Introduction
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2024, the Company had accrued obligations of $1,113 million for probable environmental remediation and restoration costs ($1,180 million at December 31, 2023), including $234 million for the remediation of Superfund sites ($241 million at December 31, 2023). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2024 and 2023:

Accrued Obligations for Environmental Matters	2024	2023
In millions
Balance at Jan 1	$1,180	$1,192
Accrual adjustment	216	211
Payments against reserve	(259)	(229)
Foreign currency impact	(24)	6
Balance at Dec 31	$1,113	$1,180

The amounts charged to income on a pretax basis related to environmental remediation totaled $197 million in 2024, $203 million in 2023 and $176 million in 2022. Capital expenditures for environmental protection were $208 million in 2024, $228 million in 2023 and $137 million in 2022.

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

The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawassee River floodplain ("Floodplain") as an additional segment. In January 2015, the Company and the EPA entered into an order to address remediation of the Floodplain. The remedial work is expected to continue as river levels allow. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA have been negotiating orders separate from the AOC that obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into six separate orders to perform limited remedial actions in seven of the eight geographic segments in the first Operable Unit, including the Floodplain. Dow has received from the EPA a Notice of Completion of Work for three of these six orders and the Company continues the long-term monitoring requirements. In 2024, Dow continued its evaluation of the final geographic segment of the first Operable Unit and completed the implementation of the remedial actions for the three open orders for other areas in the first Operable Unit.

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

On July 20, 2020, the U.S. District Court for the Eastern District of Michigan ("District Court") entered a final consent decree in Civil Action No. 1:19-cv-13292 between the Company and federal, state and tribal trustees to resolve allegations of natural resource damages arising from the historic operations of the Company’s Midland Site. The consent decree required the Company to pay a $15 million cash settlement to be used for long-term maintenance and trustee-selected remediation projects with an additional $7 million to specified local projects managed by third parties. These funds were paid in December 2020. The consent decree further requires the Company to complete or fund 13 additional environmental restoration projects which are valued by the trustees at approximately $77 million, to be conducted over the next several years. To date, five of the eight Dow-led projects have been completed, including four environmental restoration projects/public amenities opened to the public. The Company continues to work with the trustees on the remaining projects.

At December 31, 2024, the accrual for these off-site matters was $80 million (included in the total accrued obligation of $1,113 million). At December 31, 2023, the Company had an accrual for these off-site matters of $89 million (included in the total accrued obligation of $1,180 million).

Environmental Matters Summary
It is the opinion of the Company’s management that the possibility is remote that costs in excess of those disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Introduction
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products. Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

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

In December 2024, Ankura completed a study of Union Carbide's historical asbestos claim and resolution activity through September 30, 2024, including asbestos-related defense and processing costs, and provided estimates for the undiscounted cost of disposing of pending and future claims against Union Carbide and Amchem through the terminal year of 2049. Based on the study and Union Carbide's internal review process, it was determined that no adjustment to the accrual was required. At December 31, 2024, the asbestos-related liability for pending and future claims against Union Carbide and Amchem, including future asbestos-related defense and processing costs, was $791 million, and approximately 23 percent of the recorded liability related to pending claims and approximately 77 percent related to future claims.

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

Legacy Matters
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Groundwater Matters"). The costs associated with these Groundwater Matters were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of the Groundwater Matters now deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. As a result, the Company recorded a pretax charge of $177 million, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. At December 31, 2024, the total liability related to such alleged Groundwater Matters settlements was $155 million ($232 million at December 31, 2023), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and it has determined that the Company's exposure to liability, if any, is not currently probable or estimable at December 31, 2024.

Separately, on October 10, 2024, the Company executed a settlement agreement related to arbitration for historical product claims from a divested business. As a result, the Company recorded a pretax charge of $75 million in the third quarter of 2024, which is included in "Cost of sales" in the consolidated statements of income, related to Corporate, and was paid in the fourth quarter of 2024. This is management's best estimate of loss, although the amount is subject to further arbitration and it is reasonably possible that the total loss could range up to approximately three times that amount.

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

Indemnifications with Corning Incorporated ("Corning")
In connection with the June 1, 2016, ownership restructure of Dow Silicones, the Company is indemnified by Corning for at least 50 percent of future losses associated with certain pre-closing liabilities, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at $1 billion between May 31, 2018 and May 31, 2023, and no recoveries are permitted on claims initially submitted after May 31, 2023. The Company had indemnification assets of $43 million at December 31, 2024 ($100 million at December 31, 2023), which was included in "Other current assets" and "Noncurrent receivables" in the consolidated balance sheets.

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

At December 31, 2024, $201 million ($201 million at December 31, 2023) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment. Dow continues to seek an award of additional damages for the period from 2013 through 2018 to account for the ethylene shortfall during those years. The damages hearing that began in the trial court in November 2021 to resolve the impact of the appellate ruling and quantify Dow's damages for the 2013-2018 period has concluded; the parties are awaiting the court's ruling. Dow has also filed another lawsuit in the same Alberta, Canada court to account for damages due to lost ethylene after June 2018.

Brazilian Tax Credits
In March 2017, the Federal Supreme Court of Brazil (“Brazil Supreme Court”) ruled in a leading case that a Brazilian value-added tax ("ICMS") should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (the “2017 Decision”). Previously, three of the Company’s Brazilian subsidiaries filed lawsuits challenging the inclusion of ICMS in their calculation of PIS/COFINS, seeking recovery of excess taxes paid. In response to the 2017 Decision, the Brazilian tax authority filed an appeal seeking clarification of the amount of ICMS tax to exclude from the calculation of PIS/COFINS. In May 2021, the Brazil Supreme Court ruled in a leading case related to the amount of ICMS tax to exclude from the calculation of PIS/COFINS, which resolved two of the lawsuits filed by the Company. In May 2022, a court decision related to the remaining lawsuit, ruling in favor of the Company's Brazilian subsidiary, became final and unappealable and the Company recorded pretax gains of $112 million for certain excess PIS/COFINS paid, plus applicable interest, which the Company expects to apply to future required federal tax payments, and the reversal of related liabilities. The pretax gains were recorded in “Cost of sales” in the consolidated statements of income. At December 31, 2024, related tax credits available and expected to be applied to future required federal tax payments totaled $63 million ($114 million at December 31, 2023).

Purchase Commitments
In the third quarter of 2024, the Company entered into a commitment for the use of a reservoir asset that will be used to supply water to one of Dow’s main U.S. Gulf Coast manufacturing locations. The related contract became effective in the fourth quarter of 2024, with a 35 year contract period expected to commence in 2028 upon completion of construction. The aggregate value of the fixed and determinable portion over the expected contract period is $1.3 billion (approximately $650 million on a present value basis) at December 31, 2024.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Dec 31, 2024			Dec 31, 2023
In millions	Final Expiration	Maximum Future Payments [1]	Recorded Liability	Final Expiration	Maximum Future Payments [1]	Recorded Liability
Guarantees	2038	$1,456	$155	2038	$1,385	$196
1.In addition, TDCC has provided guarantees, in proportion to the Company's 35 percent ownership interest, of all future interest payments that will become due on Sadara’s project financing debt during the grace period, which Dow's share is estimated to be $158 million at December 31, 2024 ($298 million at December 31, 2023). The Company does not expect to be required to perform under the guarantees.

Guarantees arise during the ordinary course of business from relationships with customers, committed accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to 14 years. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is $239 million at December 31, 2024 ($150 million at December 31, 2023). The Company expects receivable collections and remittances to occur within the next six months.

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. Sadara reached an agreement with its lenders to re-profile its outstanding project financing debt in the first quarter of 2021. In conjunction with the debt re-profiling, TDCC entered into a guarantee of up to approximately $1.3 billion of Sadara’s debt, proportionate to the Company's 35 percent ownership interest. The debt re-profiling includes a grace period until June 2026, during which Sadara is obligated to make interest-only payments which are guaranteed by TDCC in proportion to the Company's 35 percent ownership interest. As part of the debt re-profiling, Sadara established a $500 million revolving credit facility guaranteed by Dow, which would be used to fund Dow’s pro-rata share of any potential shortfall during the grace period. See Note 11 for additional information on Dow's investment in Sadara.

Asset Retirement Obligations
The Company has 91 manufacturing sites in 30 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. The Company has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; and no assets are retired from service until this process has been followed. The Company typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates are determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. The Company routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

The Company has recognized asset retirement obligations for the demolition and remediation activities at manufacturing sites primarily in Europe, the United States, Brazil, Argentina, Canada and Japan, and capping activities at landfill sites in the United States, Brazil and Canada. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States and Europe. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance shown below) was $19 million at December 31, 2024 ($21 million at December 31, 2023).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2024 and 2023:

Asset Retirement Obligations	2024	2023
In millions
Balance at Jan 1	$140	$119
Additional accruals	45	26
Liabilities settled	(13)	(2)
Accretion expense	4	3
Revisions in estimated cash flows	3	1
Other	(5)	(7)
Balance at Dec 31	$174	$140

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2024, was 4.93 percent (5.07 percent at December 31, 2023). These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

The Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating normally. Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes in accordance with the accounting guidance related to property, plant and equipment, the Company is unable to reasonably forecast a time frame to use for present value calculations. As such, the Company has not recognized obligations for individual plants/buildings at its manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 25 underground storage wells and 79 underground brine mining and other wells at Company-owned sites when there are no plans or expectations of plans to exit the sites. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material impact on the Company’s consolidated financial statements based on current costs.

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

The components of lease cost for operating and finance leases for the years ended December 31, 2024, 2023 and 2022, were as follows:

Lease Cost	2024	2023	2022
In millions
Operating lease cost	$433	$426	$397
Finance lease cost
Amortization of right-of-use assets - finance	117	106	105
Interest on lease liabilities - finance	45	34	32
Total finance lease cost	162	140	137
Short-term lease cost	322	255	255
Variable lease cost	1,074	929	611
Sublease income	(10)	(9)	(10)
Total lease cost	$1,981	$1,741	$1,390

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	2024	2023	2022
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$436	$424	$393
Operating cash flows for finance leases	$45	$34	$32
Financing cash flows for finance leases	$132	$127	$114
Right-of-use assets obtained in exchange for lease obligations:
Operating leases [1]	$241	$309	$151
Finance leases [1]	$218	$234	$62
1.In 2023, $98 million of leased assets were reclassified from Operating leases to Finance leases due to an amendment that extended the term of the agreement.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2024 and 2023:

Lease Position	Balance Sheet Classification	Dec 31, 2024	Dec 31, 2023
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$1,268	$1,320
Finance lease assets	Property	1,495	1,328
Finance lease amortization	Accumulated depreciation	(619)	(538)
Total lease assets		$2,144	$2,110
Liabilities
Current
Operating	Operating lease liabilities - current	$318	$329
Finance	Long-term debt due within one year	106	117
Noncurrent
Operating	Operating lease liabilities - noncurrent	984	1,032
Finance	Long-Term Debt	833	756
Total lease liabilities		$2,241	$2,234

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2024 and 2023 are provided below:

Lease Term and Discount Rate	Dec 31, 2024	Dec 31, 2023
Weighted-average remaining lease term
Operating leases	6.7 years	6.9 years
Finance leases	9.7 years	10.5 years
Weighted-average discount rate
Operating leases	4.84%	4.82%
Finance leases	5.00%	4.84%

The following table provides the maturities of lease liabilities at December 31, 2024:

Maturities of Lease Liabilities	Operating Leases	Finance Leases
In millions
2025	$365	$147
2026	281	134
2027	230	145
2028	175	103
2029	109	97
2030 and thereafter	388	568
Total future undiscounted lease payments	$1,548	$1,194
Less: Imputed interest	246	255
Total present value of lease liabilities	$1,302	$939

At December 31, 2024, Dow had additional leases of approximately $409 million, primarily for buildings and equipment, which had not yet commenced. These leases are expected to commence between 2025 and 2027, with lease terms of up to 20 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at December 31, 2024 and 2023. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Dec 31, 2024			Dec 31, 2023
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2034	$313	$—	2031	$295	$—

NOTE 17 – STOCKHOLDERS’ EQUITY
Common Stock
The principal market for Dow Inc.'s common stock is the New York Stock Exchange, traded under the symbol “DOW.” Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries, ("TDCC" and together with Dow Inc., "Dow" or the "Company"), owning all of the outstanding common shares of TDCC.

The Company may issue shares of Dow Inc. common stock out of treasury stock or as new shares of common stock for options exercised and for the release of restricted stock units ("RSUs"), performance stock units ("PSUs"), the Employee Stock Purchase Plan ("ESPP") and the Employees' Savings Plan (the "Savings Plan"). Common stock shares issued to employees and non-employee directors was approximately 5.9 million in 2024 (6.9 million in 2023 and 7.5 million in 2022). See Note 20 for additional information on the Company's equity awards.

Retained Earnings
Dow Inc.
There are no significant restrictions limiting Dow Inc.’s ability to pay dividends. Dow Inc. declared dividends of $2.80 per share in 2024, 2023 and 2022.

Undistributed earnings of nonconsolidated affiliates included in retained earnings was $758 million at December 31, 2024 and $684 million at December 31, 2023.

TDCC
TDCC's Board of Directors determines whether or not there will be a dividend distribution to Dow Inc. TDCC declared $2,578 million of dividends to Dow Inc. and paid $2,485 million of dividends to Dow Inc. in 2024 (declared and paid $2,510 million in 2023 and $4,375 million in 2022).

Employee Stock Ownership Plan
The Dow Employee Stock Ownership Plan (the “ESOP”) allocated the remaining shares in 2022 and no shares remained unallocated at December 31, 2024, 2023 and 2022.

Compensation expense for allocated shares is recorded at the fair value of the shares on the date of allocation. As all remaining ESOP shares were allocated in 2022, there was no compensation expense recorded in 2024 or 2023 for allocated ESOP shares. Compensation expense reflected in income before income taxes for ESOP shares allocated was $31 million in 2022.

Treasury Stock
On April 1, 2019, the Board ratified the share repurchase program originally approved on March 15, 2019, authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date. The Company completed the April 1, 2019 share repurchase program in the second quarter of 2022. On April 13, 2022, the Board approved a new share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date. In 2024, the Company repurchased $494 million of its common stock ($625 million in 2023 and $2,325 million in 2022). Excise tax for repurchased shares was zero in 2024 ($2 million in 2023 and zero in 2022), and was included in treasury stock at cost. At December 31, 2024, $931 million of the share repurchase program authorization remained available for repurchases.

The Company began issuing treasury shares to satisfy its obligations to make matching contributions to plan participants under the Savings Plan in the first quarter of 2022. In addition, beginning on January 1, 2024, all eligible U.S. employees also received an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans. The Company issued 4.3 million treasury shares under its compensation and benefit plans in 2024, 2.3 million in 2023 and 1.5 million in 2022.

Compensation expense for issued shares is recorded at the fair value of the shares on the date of issuance. Compensation expense reflected in income before income taxes for treasury shares issued was $229 million in 2024, $120 million in 2023 and $94 million in 2022.

The following table provides a reconciliation of Dow Inc. common stock activity for the years ended December 31, 2024, 2023 and 2022:

Shares of Dow Inc. Common Stock	Issued	Held in Treasury

Balance at Jan 1, 2022	764,226,882	29,011,573
Issued [1]	7,451,643	(1,499,610)
Repurchased	—	39,286,642
Balance at Jan 1, 2023	771,678,525	66,798,605
Issued [1]	6,916,989	(2,347,747)
Repurchased	—	11,851,223
Balance at Jan 1, 2024	778,595,514	76,302,081
Issued [1]	5,876,425	(4,304,574)
Repurchased	—	8,861,638
Balance at Dec 31, 2024	784,471,939	80,859,145
1.Shares issued to employees and non-employee directors under the Company's equity compensation and defined contribution plans.

Accumulated Other Comprehensive Loss
The changes in each component of AOCL for the years ended December 31, 2024, 2023 and 2022 were as follows:

Accumulated Other Comprehensive Loss	2024	2023	2022
In millions
Unrealized Gains (Losses) on Investments
Beginning balance	$(253)	$(253)	$59
Unrealized gains (losses) on investments	39	(6)	(326)
Tax (expense) benefit	(17)	54	13
Net unrealized gains (losses) on investments	22	48	(313)
(Gains) losses reclassified from AOCL to net income [1]	(15)	(63)	2
Tax expense (benefit) [2]	3	15	(1)
Net (gains) losses reclassified from AOCL to net income	(12)	(48)	1
Other comprehensive income (loss), net of tax	10	—	(312)
Ending balance	$(243)	$(253)	$(253)
Cumulative Translation Adjustment
Beginning balance	$(1,891)	$(1,934)	$(1,355)
Gains (losses) on foreign currency translation	(150)	57	(557)
Tax (expense) benefit	(2)	—	24
Net gains (losses) on foreign currency translation	(152)	57	(533)
(Gains) losses reclassified from AOCL to net income [3]	(20)	(14)	(46)
Other comprehensive income (loss), net of tax	(172)	43	(579)
Ending balance	$(2,063)	$(1,891)	$(1,934)
Pension and Other Postretirement Benefits
Beginning balance	$(5,486)	$(4,877)	$(7,334)
Gains (losses) arising during the period	(371)	(1,454)	2,611
Tax (expense) benefit	77	349	(630)
Net gains (losses) arising during the period	(294)	(1,105)	1,981
Amortization of net loss and prior service credits reclassified from AOCL to net income [4]	76	648	622
Tax expense (benefit) [2]	(16)	(152)	(146)
Net loss and prior service credits reclassified from AOCL to net income	60	496	476
Other comprehensive income (loss), net of tax	(234)	(609)	2,457
Ending balance	$(5,720)	$(5,486)	$(4,877)
Derivative Instruments
Beginning balance	$(51)	$(75)	$(347)
Gains (losses) on derivative instruments	(65)	(201)	638
Tax (expense) benefit	22	30	(87)
Net gains (losses) on derivative instruments	(43)	(171)	551
(Gains) losses reclassified from AOCL to net income [5]	14	250	(313)
Tax expense (benefit) [2]	(4)	(55)	34
Net (gains) losses reclassified from AOCL to net income	10	195	(279)
Other comprehensive income (loss), net of tax	(33)	24	272
Ending balance	$(84)	$(51)	$(75)
Total AOCL ending balance	$(8,110)	$(7,681)	$(7,139)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the years ended December 31, 2024, 2023 and 2022:

Noncontrolling Interests
In millions	2024	2023	2022
Balance at Jan 1	$501	$529	$574
Net income attributable to noncontrolling interests [1]	85	71	58
Distributions to noncontrolling interests [2]	(69)	(81)	(76)
Cumulative translation adjustments	(20)	(19)	(28)
Other	(1)	1	1
Balance at Dec 31	$496	$501	$529
1. 2022 includes the portion of asset related charges attributable to noncontrolling interests related to a joint venture in Russia. See Note 5 for additional information.
2.Distributions to noncontrolling interests are net of $8 million in 2024 ($8 million in 2023 and $7 million in 2022) in dividends paid to a joint venture, which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income.

On December 8, 2024, TDCC entered into a sale and purchase agreement with InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management, whereby TDCC will sell 40 percent of the membership interests in its wholly owned subsidiary Dow InfraCo, LLC in exchange for cash proceeds of approximately $2.4 billion (the "Transaction"). Under the terms of the sale and purchase agreement, InfraPark has the option to purchase up to an additional 9 percent of Dow InfraCo, LLC's membership interests in exchange for additional cash proceeds of up to $600 million within six months of the closing date of the Transaction. The Company is targeting to close the Transaction in mid-2025, subject to regulatory approval and other closing conditions. Upon closing the Transaction, InfraPark's ownership is expected to be accounted for as a noncontrolling interest in Dow InfraCo, LLC. Dow InfraCo, LLC and its subsidiaries operate certain non-product producing energy, environmental, pipeline and infrastructure assets located at five of the Company's manufacturing sites in the U.S. Gulf Coast.

NOTE 19 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Pension Plans
The Company has both funded and unfunded defined benefit pension plans in the United States and a number of other countries. The U.S. tax-qualified plans administered by the parent company are the largest plans. In 2021, the Company announced changes to the design of its U.S. tax-qualified and non-qualified pension plans (collectively, the "U.S. Plans"), which covered substantially all U.S. employees. As a result, effective December 31, 2023, the Company froze the pensionable compensation and credited service amounts used to calculate pension benefits for substantially all employees who participated in the U.S. Plans.

Separately, in the fourth quarter of 2023, certain Company pension plans in the United States and Canada purchased or converted to nonparticipating group annuity contracts from certain insurance companies, irrevocably transferring approximately $1,681 million of benefit obligations and $1,617 million of related plan assets to the insurers. These transactions did not require any cash funding from the Company and did not impact the pension benefits of participants. As a result of these transactions, the Company recognized pretax, non-cash settlement charges of $642 million in 2023, primarily related to the accelerated recognition of a portion of the accumulated actuarial losses of the plans, recorded in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate. In the second quarter of 2024, the Company initiated the termination of certain U.S. tax-qualified pension plans, which include the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, the Company will offer participants of these plans annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025.

The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. Total global pension contributions were $121 million in 2024, which includes contributions necessary to fund benefit payments for the Company's unfunded pension plans. Additionally, in the second quarter of 2024, the Company received a pension plan reversion of approximately $70 million (approximately $90 million in the second quarter of 2023) for a portion of the excess funding of one of its plans in Europe, included in "Other assets and liabilities, net" in the consolidated statements of cash flows. The Company expects to contribute approximately $175 million to its pension plans in 2025.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit cost for all plans are summarized in the table below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2024	2023	2024	2023	2022
Discount rate	5.13%	4.73%	4.73%	5.26%	2.57%
Interest crediting rate for applicable benefits	3.81%	3.99%	3.99%	4.19%	3.57%
Rate of compensation increase	3.40%	3.80%	3.80%	4.05%	3.94%
Expected return on plan assets			6.42%	6.62%	6.68%
The weighted-average assumptions used to determine pension plan obligations and net periodic benefit cost for U.S. plans are summarized in the table below:

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2024	2023	2024	2023	2022
Discount rate	5.74%	5.30%	5.30%	5.76%	3.04%
Interest crediting rate for applicable benefits	3.54%	4.50%	4.50%	4.50%	4.50%
Rate of compensation increase [1]	—%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets			7.07%	7.46%	7.95%
1.The rate of compensation increase assumption is not relevant for the U.S. Plans at December 31, 2024, due to the freezing of plan benefits.

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

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2024, the Company did not make any contributions to its other postretirement benefit plan trusts. The trusts did not hold assets at December 31, 2024. The Company does not expect to contribute assets to its other postretirement benefit plan trusts in 2025.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit cost for the U.S. plans are provided below:

Weighted-Average Assumptions for U.S. Other Postretirement Benefits Plans	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2024	2023	2024	2023	2022
Discount rate	5.66%	5.23%	5.23%	5.57%	2.85%
Health care cost trend rate assumed for next year	7.00%	6.61%	6.61%	6.79%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2033	2033	2033	2033	2028

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

The Company uses the spot rate approach to determine the discount rate utilized to measure the service cost and interest cost components of net periodic pension and other postretirement benefit costs for the United States and other selected countries, as applicable. Under the spot rate approach, the Company calculates service cost and interest cost by applying individual spot rates from the Willis Towers Watson RATE:Link yield curve (based on high-quality corporate bond yields) for each selected country to the separate expected cash flow components of service cost and interest cost. Service cost and interest cost for all other plans are determined on the basis of the single equivalent discount rates derived in determining those plan obligations.

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

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
In millions	2024	2023	2024	2023
Change in projected benefit obligations:
Benefit obligations at beginning of year	$22,467	$22,861	$914	$893
Service cost	57	272	3	4
Interest cost	1,005	1,110	44	45
Plan participants' contributions	16	9	—	—
Actuarial changes in assumptions and experience	(877)	1,086	(56)	65
Benefits paid	(1,237)	(1,385)	(88)	(94)
Plan amendments	—	6	—	—
Other	8	6	—	—
Effect of foreign exchange rates	(360)	279	(5)	1
Settlements/curtailments/termination benefits [1]	(69)	(1,777)	—	—
Benefit obligations at end of year	$21,010	$22,467	$812	$914

Change in plan assets:
Fair value of plan assets at beginning of year	$19,634	$21,231	$—	$—
Actual return on plan assets	9	1,228	—	—
Employer contributions	121	142	—	—
Plan participants' contributions	16	9	—	—
Benefits paid	(1,237)	(1,385)	—	—
Settlements [2]	(34)	(1,777)	—	—
Other [3]	(56)	(73)	—	—
Effect of foreign exchange rates	(284)	259	—	—
Fair value of plan assets at end of year	$18,169	$19,634	$—	$—

Funded status:
U.S. plans with plan assets	$(1,360)	$(1,192)	$—	$—
Non-U.S. plans with plan assets	(888)	(1,017)	—	—
All other plans	(593)	(624)	(812)	(914)
Funded status at end of year	$(2,841)	$(2,833)	$(812)	$(914)

Amounts recognized in the consolidated balance sheets at Dec 31:
Deferred charges and other assets	$757	$889	$—	$—
Accrued and other current liabilities	(73)	(67)	(77)	(86)
Pension and other postretirement benefits - noncurrent	(3,525)	(3,655)	(735)	(828)
Net amount recognized	$(2,841)	$(2,833)	$(812)	$(914)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$7,996	$7,709	$(417)	$(402)
Prior service credit	(44)	(84)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$7,952	$7,625	$(417)	$(402)
1.The 2024 impact primarily relates to the curtailment, special termination benefits and settlement of certain pension benefit obligations of a European plan resulting from the 2023 Restructuring Program, and the settlement and curtailment impacts of certain pension benefit obligations in Canada, China and Europe. The 2023 impact primarily relates to the transfer of certain pension benefit obligations in the United States and Canada through the purchase of or conversion to annuity contracts from insurance companies, triggering settlement accounting.
2.The 2024 impact primarily relates to the settlement of certain pension benefit obligations of a European plan resulting from the 2023 Restructuring Program and settlement of certain pension benefit obligations in Canada. The 2023 impact primarily relates to the purchase of annuity contracts associated with the transfer of certain pension benefit obligations to insurance companies, triggering settlement accounting.
3.The 2024 and 2023 impacts primarily relate to reversions of pension plan funds for a portion of the excess funding of one of its plans in Europe.

A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2024, was due to benefits paid and the change in weighted-average discount rates, which increased from 4.73 percent at December 31, 2023, to 5.13 percent at December 31, 2024. A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2023, was due to the irrevocable transfer of certain benefit obligations to third-party insurance companies, partially offset by the change in weighted-average discount rates, which decreased from 5.18 percent at December 31, 2022, to 4.73 percent at December 31, 2023.

The accumulated benefit obligation for all significant pension plans was $20.9 billion and $22.3 billion at December 31, 2024 and 2023, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31	2024	2023
In millions
Accumulated benefit obligations	$17,455	$18,612
Fair value of plan assets	$13,905	$14,962

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2024	2023
In millions
Projected benefit obligations	$17,502	$18,783
Fair value of plan assets	$13,905	$15,060

Net Periodic Benefit Cost (Credit) for All Significant Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
In millions	2024	2023	2022	2024	2023	2022
Net Periodic Benefit Costs:
Service cost	$57	$272	$392	$3	$4	$6
Interest cost	1,005	1,110	680	44	45	26
Expected return on plan assets	(1,380)	(1,539)	(1,686)	—	—	—
Amortization of prior service credit	(14)	(26)	(21)	—	—	—
Amortization of unrecognized (gain) loss	141	89	658	(41)	(57)	(15)
Curtailment/settlement/other [1]	(10)	642	—	—	—	—
Net periodic benefit cost (credit)	$(201)	$548	$23	$6	$(8)	$17
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$444	$1,395	$(2,231)	$(56)	$64	$(317)
Prior service cost (credit)	—	6	(25)	—	—	—
Amortization of prior service credit	14	26	21	—	—	—
Amortization of unrecognized gain (loss)	(141)	(89)	(658)	41	57	15
Curtailment and settlement gain (loss) [1]	10	(642)	—	—	—	—
Total recognized in other comprehensive (income) loss	$327	$696	$(2,893)	$(15)	$121	$(302)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$126	$1,244	$(2,870)	$(9)	$113	$(285)
1.The 2024 impact primarily relates to the settlement of certain plan obligations of a European plan resulting from the 2023 Restructuring Program and curtailments and settlement of certain pension benefit obligations in Canada, China and Europe. The 2023 impact relates to the settlement of certain pension benefit obligations in the United States and Canada through the purchase of or conversion to annuity contracts from insurance companies.

Except for curtailment, special termination benefits, and settlement costs related to the 2023 Restructuring Program, which are included in “Restructuring and asset related charges – net” in the consolidated statements of income, non-service cost components of net periodic benefit cost are included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 5 and 6 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2024	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
In millions
2025[1]	$1,943	$79
2026	1,357	76
2027	1,372	75
2028	1,398	73
2029	1,404	71
2030-2034	7,032	313
Total	$14,506	$687
1. Includes benefit payments related to the planned termination of certain U.S. tax qualified pension plans.

Plan Assets
Plan assets consist primarily of equity and fixed income securities of United States and foreign issuers, and include alternative investments, such as real estate, private equity and absolute return strategies. Plan assets totaled $18.2 billion at December 31, 2024 and $19.6 billion at December 31, 2023 and included no directly held common stock of Dow Inc.

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

The weighted-average target allocation for plan assets of the Company's pension plans is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2024	Target Allocation
Asset Category
Equity securities	20%
Fixed income securities	49
Alternative investments	26
Other investments	5
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2024 and 2023:

Basis of Fair Value Measurements	Dec 31, 2024				Dec 31, 2023
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,319	$1,087	$232	$—	$1,050	$987	$63	$—
Equity securities:
U.S. equity securities	$1,474	$1,466	$7	$1	$1,443	$1,431	$11	$1
Non - U.S. equity securities	1,620	1,488	127	5	1,720	1,584	132	4
Total equity securities	$3,094	$2,954	$134	$6	$3,163	$3,015	$143	$5
Fixed income securities:
Debt - government-issued	$3,805	$—	$3,805	$—	$4,665	$47	$4,618	$—
Debt - corporate-issued	3,189	308	2,881	—	4,277	584	3,692	1
Debt - asset-backed	42	—	42	—	43	—	43	—
Total fixed income securities	$7,036	$308	$6,728	$—	$8,985	$631	$8,353	$1
Alternative investments:
Private markets	$1	$—	$—	$1	$1	$—	$—	$1
Real estate	19	19	—	—	21	21	—	—
Derivatives - asset position	242	5	237	—	190	1	189	—
Derivatives - liability position	(423)	(5)	(418)	—	(223)	—	(223)	—
Total alternative investments	$(161)	$19	$(181)	$1	$(11)	$22	$(34)	$1
Other investments	$1,180	$—	$1,180	$—	$609	$3	$606	$—
Subtotal	$12,468	$4,368	$8,093	$7	$13,796	$4,658	$9,131	$7
Investments measured at net asset value:
Hedge funds	$839				$820
Private markets	3,556				3,350
Real estate	1,423				1,741
Total investments measured at net asset value	$5,818				$5,911
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$81				$42
Pension trust payables [2]	(198)				(115)
Total	$18,169				$19,634
1.Primarily receivables for investment securities sold.
2.Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2024 and 2023:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Fixed Income Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2023	$6	$1	$5	$12
Actual return on assets:
Relating to assets held at Dec 31, 2023	1	—	(4)	(3)
Purchases, sales and settlements, net	(2)	—	—	(2)
Balance at Dec 31, 2023	$5	$1	$1	$7
Actual return on assets:
Relating to assets held at Dec 31, 2024	(1)	—	—	(1)
Purchases, sales and settlements, net	(1)	—	—	(1)
Transfers into Level 3, net	3	(1)	—	2
Balance at Dec 31, 2024	$6	$—	$1	$7

Defined Contribution Plans
U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. In addition, beginning on January 1, 2024, all eligible U.S. employees also received an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans. Defined contribution plans also cover employees in some subsidiaries in other countries, including Brazil, The Netherlands, Canada, Korea, Spain, Switzerland and the United Kingdom. Expense recognized for all defined contribution plans was $312 million in 2024, $214 million in 2023 and $150 million in 2022.

NOTE 20 – STOCK-BASED COMPENSATION
The Company grants stock-based compensation to employees and non-employee directors under stock incentive plans, in the form of stock options, stock appreciation rights, PSUs and RSUs. The Company also provides stock-based compensation in the form of the Employee Stock Purchase Plan, which grants eligible employees the right to purchase shares of the Company's common stock at a discounted price.

The total stock-based compensation expense included in the consolidated statements of income was $159 million, $212 million and $211 million in 2024, 2023 and 2022, respectively. The income tax benefits related to stock-based compensation arrangements were $35 million, $47 million and $47 million in 2024, 2023 and 2022, respectively.

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

The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

Weighted-Average Assumptions	2024	2023	2022
Dividend yield	5.08%	4.74%	4.59%
Expected volatility	29.70%	30.30%	30.20%
Risk-free interest rate	4.24%	3.83%	2.00%
Expected life of stock options granted during period (years)	6.00	6.00	6.25

The dividend yield assumption was equal to the dividend yield on the grant date, which reflected the Company's quarterly dividend payments of $0.70 per share in 2024, 2023 and 2022 on Dow Inc. common stock. The expected volatility assumptions for the 2024, 2023 and 2022 stock options were based on an equal weighting of the historical daily volatility for the expected term of the awards and current implied volatility from exchange-traded options. The expected volatility assumption for the market portion of the 2024, 2023 and 2022 PSU awards were based on historical daily volatility for the term of the award. The risk-free interest rate was based on the U.S. Treasury strip rates over the expected life of the 2024, 2023 and 2022 options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

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

On April 1, 2019 ("Original Effective Date"), in connection with the separation, the Company adopted the 2019 Stock Incentive Plan (the "2019 Plan"). On February 11, 2021, the Board approved the first amendment, which was approved by the Company's stockholders at the 2021 Annual Meeting of Stockholders held on April 15, 2021. Under the 2019 Plan, as amended in 2021, the Company may grant stock options, RSUs, PSUs, stock appreciation rights and stock units to employees and non-employee directors until the tenth anniversary of the Original Effective Date, subject to an aggregate limit and annual individual limits. The terms of the grants are fixed at the grant date. At December 31, 2024, there were approximately 36 million shares of common stock available for grant under the 2019 Plan.

Stock Options
The Company grants stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of the common stock on the grant date. Options vest from one year to three years and have a maximum term of ten years. The following table summarizes stock option activity for 2024:

Stock Options	2024
Shares in thousands	Shares	Exercise Price [1]
Outstanding at Jan 1, 2024	13,303	$56.79
Granted	1,308	$55.17
Exercised	(1,171)	$48.38
Forfeited/Expired	(70)	$59.75
Outstanding at Dec 31, 2024	13,370	$57.35
Remaining contractual life in years		4.55
Aggregate intrinsic value in millions	$—
Exercisable at Dec 31, 2024	10,984	$57.37
Remaining contractual life in years		3.70
Aggregate intrinsic value in millions	$—
1. Weighted-average per share.

Additional Information about Stock Options
In millions, except per share amounts	2024	2023	2022
Weighted-average fair value per share of options granted	$10.94	$12.13	$11.08
Total compensation expense for stock option plans	$13	$13	$13
Related tax benefit	$3	$3	$3
Total amount of cash received from the exercise of options	$53	$77	$109
Total intrinsic value of options exercised [1]	$9	$40	$73
Related tax benefit	$2	$9	$16
1.Difference between the market price at exercise and the price paid by the employee to exercise the options.

Total unrecognized compensation cost related to unvested stock option awards of $4 million at December 31, 2024, is expected to be recognized over a weighted-average period of 1.54 years.

Restricted Stock Units
The Company grants RSUs to certain employees and non-employee directors. The grants vest after a designated period of time, one to three years for employees and two years for non-employee directors. The following table shows changes in nonvested RSUs:

RSU Awards	2024
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at Jan 1, 2024	3,858	$57.87
Granted	2,104	$55.14
Vested	(1,679)	$56.86
Canceled	(158)	$52.60
Nonvested at Dec 31, 2024	4,125	$57.09
1.Weighted-average per share.

Additional Information about RSUs
In millions, except per share amounts	2024	2023	2022
Weighted-average fair value per share of RSUs granted	$55.14	$58.39	$58.60
Total fair value of RSUs vested [1]	$86	$117	$102
Related tax benefit	$19	$26	$23
Total compensation expense for RSU awards	$110	$103	$99
Related tax benefit	$24	$23	$22
1.Includes the fair value of shares vested in prior years and delivered in the reporting year.

Total unrecognized compensation cost related to RSU awards of $90 million at December 31, 2024 is expected to be recognized over a weighted-average period of 1.75 years. At December 31, 2024, approximately 1.8 million RSUs with a grant date weighted-average fair value per share of $57.81 had previously vested, but were not issued. These shares are scheduled to be issued to employees within six months to three years or to non-employee directors upon retirement.

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

The following table shows the PSU awards granted:

PSU Awards		Target Shares Granted [1]	Grant Date Fair Value [2]
Shares in thousands
Year	Performance Period
2024	Various [3]	11	$51.93
2024	Jan 1, 2024 - Dec 31, 2026	1,366	$58.43
2023	Dec 18, 2023 – Dec 18, 2026 [3]	13	$54.25
2023	Jan 1, 2023 – Dec 31, 2025	1,233	$64.04
2022	Jan 1, 2022 – Dec 31, 2024	1,157	$65.83
1.At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of target shares granted for the Jan 1 - Dec 31, 2024, 2023 and 2022 awards, and zero to 100 percent of target shares granted for the Dec 18, 2023 - Dec 18, 2026 and various 2024 awards.
2.Weighted-average per share.
3.PSU awards granted with a three-year performance period and vest based on completion of a Company initiative.

The following table shows changes in nonvested PSUs:

PSUs	2024
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at Jan 1, 2024	3,425	$63.76
Granted	1,377	$58.38
Vested [2]	(1,140)	$55.42
Canceled	(43)	$52.02
Nonvested at Dec 31, 2024	3,619	$62.44
1.Weighted-average per share.
2. 1,140,477 granted shares were issued at 200 percent.

Additional Information about PSUs
In millions, except share amounts	2024	2023	2022
Total fair value of PSUs vested and delivered [1]	$127	$77	$51
Related tax benefit	$28	$17	$11
Total compensation expense for PSU awards	$9	$67	$70
Related tax benefit	$2	$15	$16
Shares of PSUs settled in cash (in thousands) [2]	398	369	162
Total cash paid to settle PSUs [3]	$44	$21	$10
1.Includes the fair value of shares vested in prior years and delivered at 200 percent in the reporting year.
2.PSU awards vested in prior years and delivered in the reporting year at 200 percent.
3.Cash paid to certain executive employees for PSU awards vested in prior periods and delivered in the reporting year, equal to the value of the stock award on the date of delivery.

Total unrecognized compensation cost related to PSU awards of $27 million at December 31, 2024, is expected to be recognized over a weighted-average period of 1.69 years.

Employee Stock Purchase Plan
The Board unanimously approved the Dow Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which was approved by the Company's stockholders at the 2021 Annual Meeting of Stockholders held on April 15, 2021. Under the 2024 ESPP offering, most employees were eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased was determined using the amount contributed by the employee divided by the plan price. The plan price of the stock was equal to 85 percent of the fair market value (closing price) of the common stock at April 1, 2024 (beginning) or October 4, 2024 (ending) of the offering period, whichever was lower.

In 2024, employees subscribed to the right to purchase approximately 2.4 million shares at a weighted-average price of $47.04 per share. The plan price was fixed upon the close of the offering period. The shares were delivered to employees in the fourth quarter of 2024.

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

Additional Information about Employee Stock Purchase Plan
In millions, except per share amounts	2024	2023	2022
Weighted-average fair value per share of purchase rights granted	$11.71	$11.75	$14.28
Total compensation expense for ESPP	$27	$29	$29
Related tax benefit	$6	$6	$7
Total amount of cash received from the exercise of purchase rights	$113	$111	$103
Total intrinsic value of purchase rights exercised [1]	$20	$20	$18
Related tax benefit	$4	$4	$4
1.Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights.

NOTE 21 – FINANCIAL INSTRUMENTS
Refer to Note 22 for a summary of the fair value of financial instruments at December 31, 2024 and 2023.

Debt Securities
The Company’s investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the years ended December 31, 2024, 2023 and 2022.

Investing Results
In millions	2024	2023	2022
Proceeds from sales of available-for-sale securities	$1,821	$985	$543
Gross realized gains	$36	$89	$43
Gross realized losses	$21	$26	$45

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Dec 31, 2024	Cost	Fair Value
In millions
Within one year	$88	$78
One to five years	1,224	1,118
Six to ten years	426	405
After ten years	537	432
Total	$2,275	$2,033

Portfolio managers regularly review the Company’s holdings to determine if any investments in debt securities are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired.

The credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses in 2024, 2023 or 2022.

The following table provides the fair value and gross unrealized losses of the Company’s investments in debt securities that were deemed to be temporarily impaired at December 31, 2024 and 2023, aggregated by investment category:

Temporarily Impaired Debt Securities at Dec 31	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
2024
Government debt [1]	$388	$(18)	$482	$(105)	$870	$(123)
Corporate bonds	334	(55)	486	(83)	820	(138)
Total temporarily impaired debt securities	$722	$(73)	$968	$(188)	$1,690	$(261)
2023
Government debt [1]	$37	$(2)	$546	$(105)	$583	$(107)
Corporate bonds	255	(98)	660	(93)	915	(191)
Total temporarily impaired debt securities	$292	$(100)	$1,206	$(198)	$1,498	$(298)
1.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities' obligations.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the year ended December 31, 2024. The net unrealized gain recognized in earnings on equity securities totaled $1 million for the year ended December 31, 2024 ($7 million net unrealized gain for the year ended December 31, 2023).

Investments in Equity Securities	Dec 31, 2024	Dec 31, 2023
In millions
Readily determinable fair value	$14	$17
Not readily determinable fair value	$153	$171

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value-at-risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at December 31, 2024. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2025.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s senior leadership who also reviews these strategies with the Board and/or relevant committees thereof.

Derivative Instruments
The notional amounts of the Company's derivative instruments at December 31, 2024 and 2023, were as follows:

Notional Amounts [1]	Dec 31, 2024	Dec 31, 2023
In millions
Derivatives designated as hedging instruments
Interest rate contracts	$1,870	$3,000
Foreign currency contracts	$3,144	$2,316
Derivatives not designated as hedging instruments
Interest rate contracts	$14	$59
Foreign currency contracts	$9,244	$5,824
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at December 31, 2024 and 2023, were as follows:

Commodity Notionals [1]	Dec 31, 2024	Dec 31, 2023	Notional Volume Unit

Derivatives designated as hedging instruments
Hydrocarbon derivatives	3.2	3.7	million barrels of oil equivalent
Derivatives not designated as hedging instruments
Hydrocarbon derivatives	1.1	1.4	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2025
Foreign currency contracts	2026
Commodity contracts	2028

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

Total Return Swaps
The Company uses total return swaps that are not designated as hedging instruments to manage equity indexed based exposures in employee benefit plans.

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

Net Foreign Investment Hedges
The Company designates derivatives that qualify as effective net foreign investment hedges, the results of which are presented in the effect of derivative instruments table. The Company also utilizes non-derivative instruments as net foreign investment hedges. The Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $2,466 million at December 31, 2024 ($2,629 million at December 31, 2023).

The following tables provide the fair value and balance sheet classification of derivative instruments at December 31, 2024 and 2023:

Fair Value of Derivative Instruments	Dec 31, 2024			Dec 31, 2023
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments
Interest rate contracts [3]	$20	$(20)	$—	$73	$(73)	$—
Interest rate contracts [4]	—	—	—	59	(56)	3
Foreign currency contracts [3]	33	(15)	18	21	(5)	16
Foreign currency contracts [4]	—	—	—	5	—	5
Commodity contracts [3]	25	(14)	11	27	(21)	6
Commodity contracts [4]	46	(36)	10	2	(1)	1
Total	$124	$(85)	$39	$187	$(156)	$31
Derivatives not designated as hedging instruments
Interest rate contracts [3]	$—	$—	$—	$4	$(3)	$1
Foreign currency contracts [3]	74	(16)	58	33	(16)	17
Commodity contracts [3]	16	(1)	15	33	(28)	5
Commodity contracts [4]	4	(3)	1	—	—	—
Total	$94	$(20)	$74	$70	$(47)	$23
Total asset derivatives	$218	$(105)	$113	$257	$(203)	$54
Liability derivatives
Derivatives designated as hedging instruments
Interest rate contracts [5]	$46	$(20)	$26	$95	$(73)	$22
Interest rate contracts [6]	—	—	—	56	(56)	—
Foreign currency contracts [5]	75	(15)	60	8	(5)	3
Foreign currency contracts [6]	40	—	40	—	—	—
Commodity contracts [5]	16	(14)	2	34	(22)	12
Commodity contracts [6]	37	(36)	1	2	(1)	1
Total	$214	$(85)	$129	$195	$(157)	$38
Derivatives not designated as hedging instruments
Interest rate contracts [5]	$1	$—	$1	$3	$(3)	$—
Foreign currency contracts [5]	27	(16)	11	38	(16)	22
Commodity contracts [5]	8	(1)	7	34	(28)	6
Commodity contracts [6]	4	(3)	1	—	—	—
Total	$40	$(20)	$20	$75	$(47)	$28
Total liability derivatives	$254	$(105)	$149	$270	$(204)	$66
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $16 million at December 31, 2024 ($22 million at December 31, 2023). No cash collateral was posted by counterparties with the Company at December 31, 2024 and December 31, 2023.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the years ended December 31, 2024, 2023 and 2022:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]			Gain (loss) recognized in income [2]
In millions	2024	2023	2022	2024	2023	2022
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$—	$(40)	$—	$—
Excluded components 3, [5]	6	(18)	—	—	—	—
Cash flow hedges:
Interest rate contracts [3]	8	5	239	(13)	(10)	(10)
Foreign currency contracts [6]	(72)	20	5	6	2	13
Commodity contracts [6]	28	(152)	166	—	(242)	310
Excluded components [5,6]	(8)	(4)	—	(7)	—	—
Net foreign investment hedges:
Foreign currency contracts	20	60	34	—	—	—
Excluded components [5,7]	26	36	59	18	29	44
Total derivatives designated as hedging instruments	$8	$(53)	$503	$(36)	$(221)	$357
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$—	$—	$(1)
Foreign currency contracts [7]	—	—	—	183	(156)	(249)
Commodity contracts [6]	—	—	—	12	1	48
Total return swap [6]	—	—	—	44	14	—
Total derivatives not designated as hedging instruments	$—	$—	$—	$239	$(141)	$(202)
Total derivatives	$8	$(53)	$503	$203	$(362)	$155
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Dec 31, 2024
Cash flow hedges:
Interest rate contracts	$(4)
Commodity contracts	$9
Foreign currency contracts	$6
Excluded components	$(4)
Net foreign investment hedges:
Excluded components	$5

NOTE 22 – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Dec 31, 2024				Dec 31, 2023
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$96	$—	$—	$96	$485	$—	$—	$485
Money market funds	Level 2	1,164	—	—	1,164	663	—	—	663
Marketable securities [2]	Level 2	453	—	(70)	383	1,361	—	(61)	1,300
Nonconsolidated affiliates [3]	Level 3				—				7
Other investments:
Debt securities: [4]
Government debt [5]	Level 2	1,103	13	(123)	993	766	3	(107)	662
Corporate bonds	Level 1	18	—	(1)	17	24	—	(3)	21
Corporate bonds	Level 2	954	6	(88)	872	1,148	17	(99)	1,066
Corporate bonds	Level 3	200	—	(49)	151	200	—	(89)	111
Equity securities [4,6]	Level 1	4	10	—	14	5	12	—	17
Derivatives relating to: [7]
Interest rates	Level 2	—	20	—	20	—	136	—	136
Foreign currency	Level 2	—	107	—	107	—	59	—	59
Commodities	Level 1	—	4	—	4	—	2	—	2
Commodities	Level 2	—	87	—	87	—	60	—	60
Total assets at fair value					$3,908				$4,589
Liabilities at fair value:
Long-term debt including debt due within one year [8]	Level 2	$(16,208)	$1,487	$(484)	$(15,205)	$(15,024)	$1,089	$(747)	$(14,682)
Guarantee liability [9]	Level 3				(155)				(178)
Derivatives relating to: [7]
Interest rates	Level 2	—	—	(47)	(47)	—	—	(154)	(154)
Foreign currency	Level 2	—	—	(142)	(142)	—	—	(46)	(46)
Commodities	Level 1	—	—	(1)	(1)	—	—	(2)	(2)
Commodities	Level 2	—	—	(64)	(64)	—	—	(68)	(68)
Total liabilities at fair value					$(15,614)				$(15,130)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits and are included in "Cash and cash equivalents" in the consolidated balance sheets.
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
7.See Note 21 for the classification of derivatives in the consolidated balance sheets.
8.Cost includes fair value hedge adjustment gains of $9 million at December 31, 2024 and $49 million at December 31, 2023 on $5,129 million of debt at December 31, 2024 and $4,479 million of debt at December 31, 2023.
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

There were no transfers between Levels 1 and 2 in the years ended December 31, 2024 and 2023.

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

The following table summarizes the changes in fair value measurements of the investment in a corporate bond using Level 3 inputs for the year ended December 31, 2024:

Fair Value Measurements Using Level 3 Inputs for Investment in Corporate Bond at Dec 31,	2024	2023
In millions
Balance at Jan 1	$111	$—
Recognition of asset [1]	—	200
Gain (Loss) included in AOCL [2]	40	(89)
Balance at Dec 31	$151	$111
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

The following table summarizes the changes in fair value measurements using Level 3 inputs for the years ended December 31, 2024 and 2023:

Fair Value Measurements Using Level 3 Inputs for Accrued Liability of Sadara Guarantee at Dec 31,	2024	2023
In millions
Balance at Jan 1	$(178)	$(199)
Gain included in earnings [1]	23	21
Balance at Dec 31	$(155)	$(178)
1.Included in "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated income statements.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $90 million in private equity and $15 million in real estate at December 31, 2024 ($86 million in private equity and $18 million in real estate at December 31, 2023). There are no redemption restrictions and the unfunded commitments on these investments were $81 million at December 31, 2024 ($75 million at December 31, 2023).

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at Dec 31	(Level 3)	Total Losses
In millions
2024
Assets at fair value:
Long-lived assets and other assets	$60	$53
2023
Assets at fair value:
Long-lived assets and other assets	$9	$191

2024 Fair Value Measurements on a Nonrecurring Basis
As part of the 2023 Restructuring Program, the Company recorded impairment charges for asset write-downs and write-offs of $8 million related to the shutdown of certain polyurethanes assets (Industrial Intermediates & Infrastructure), $7 million related to the shutdown of certain silicones assets (Performance Materials & Coatings) and $1 million related to Corporate, included in "Restructuring and asset related charges - net" in the consolidated statements of income.

In 2024, the Company recorded impairment charges of $37 million related primarily to write-downs of certain manufacturing assets in the United States and Italy. The assets, classified as Level 3 measurements, were valued at $60 million using unobservable inputs. The impairment charges were included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics.

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

See Note 5 for additional information on the Company's restructuring activities.

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

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2024 and 2023:

Assets and Liabilities of Consolidated VIEs at Dec 31
In millions	2024	2023
Cash and cash equivalents	$22	$26
Other current assets	250	130
Net property	122	139
Other noncurrent assets	15	15
Total assets [1]	$409	$310
Current liabilities	$24	$26
Other noncurrent obligations	13	12
Total liabilities [2]	$37	$38
1.Restricted assets totaled $192 million and $216 million at December 31, 2024 and 2023, respectively.
2.All liabilities were nonrecourse at December 31, 2024 and 2023.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at December 31, 2024 and 2023, are adjusted for intercompany eliminations.

Upon closing of the transaction discussed in Note 18, Dow InfraCo, LLC is expected to be disclosed as a consolidated VIE of the Company.

Nonconsolidated VIEs
The Company holds a variable interest in the following entities for which the Company is not the primary beneficiary:

Silicon Joint Ventures
The Company holds minority voting interests in certain joint ventures that produce silicon inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the obligation to absorb expected losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be VIEs. The Company is not the primary beneficiary, as it does not hold the power to direct the activities that most significantly impact the economic performance of these entities; therefore, the entities are accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities. At December 31, 2024, the Company's investment in these joint ventures was $143 million ($134 million at December 31, 2023), classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

NOTE 24 – RELATED PARTY TRANSACTIONS
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board of Directors reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. The following table summarizes cash dividends TDCC declared and paid to Dow Inc. for the years ended 2024, 2023 and 2022.

TDCC Dividends	2024	2023	2022
In millions
Dividends declared [1]	$2,578	$2,510	$4,375
Cash dividends paid	$2,485	$2,510	$4,375
1.Dividends declared for the year ended December 31, 2024 included $93 million of non-cash dividends.

At December 31, 2024 and 2023, TDCC's intercompany loan balance with Dow Inc. was insignificant.

NOTE 25 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales are attributed to geographic region based on customer location; long-lived assets are attributed to geographic region based on asset location.

Geographic Region Information	United States	EMEAI	Rest of World	Total
In millions
2024
Sales to external customers	$15,304	$13,958	$13,702	$42,964
Long-lived assets	$15,216	$2,726	$4,062	$22,004
2023
Sales to external customers	$15,328	$14,537	$14,757	$44,622
Long-lived assets	$15,012	$2,681	$3,373	$21,066
2022
Sales to external customers	$19,336	$19,631	$17,935	$56,902
Long-lived assets	$14,638	$2,578	$3,226	$20,442

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief operating officer, chief financial officer, general counsel and corporate secretary, and senior vice president of corporate development, together the "executive committee" and chief operating decision maker ("CODM"), assesses performance and allocates resources. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Income before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
2024
Net sales	$21,776	$11,869	$8,574	$42,219
Cost of sales	18,540	11,215	7,479	37,234
SARD [2]	977	518	690	2,185
Equity in earnings (losses) of nonconsolidated affiliates	81	(102)	11	(10)
Other segment income (expense) items [3]	33	91	(98)	26
Segment Operating EBIT [4]	$2,373	$125	$318	$2,816
2023
Net sales	$23,149	$12,538	$8,497	$44,184
Cost of sales	19,563	11,654	7,548	38,765
SARD [2]	964	574	690	2,228
Equity in earnings (losses) of nonconsolidated affiliates	130	(276)	20	(126)
Other segment income (expense) items [3]	(52)	90	(60)	(22)
Segment Operating EBIT [4]	$2,700	$124	$219	$3,043
2022
Net sales	$29,260	$16,606	$10,764	$56,630
Cost of sales	24,564	14,572	8,636	47,772
SARD [2]	950	594	743	2,287
Equity in earnings (losses) of nonconsolidated affiliates	359	(91)	10	278
Other segment income (expense) items [3]	5	69	(67)	7
Segment Operating EBIT [4]	$4,110	$1,418	$1,328	$6,856
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC in 2024, 2023 and 2022, is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Income before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Income Before Income Taxes"	2024	2023	2022
In millions
Segment Operating EBIT	$2,816	$3,043	$6,856
+ Corporate Operating EBIT	(228)	(265)	(266)
+ Interest income	200	229	173
- Interest expense and amortization of debt discount	811	746	662
+ Significant items	(377)	(1,605)	(11)
Income before income taxes	$1,600	$656	$6,090

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
2024
Net sales	$21,776	$11,869	$8,574	$42,219	$745	$42,964
Depreciation and amortization	$1,483	$599	$776	$2,858	$36	$2,894
Capital expenditures	$1,949	$675	$316	$2,940	$—	$2,940
Operating EBIT	$2,373	$125	$318	$2,816	$(228)	$2,588
2023
Net sales	$23,149	$12,538	$8,497	$44,184	$438	$44,622
Depreciation and amortization	$1,285	$524	$778	$2,587	$24	$2,611
Capital expenditures	$1,457	$477	$422	$2,356	$—	$2,356
Operating EBIT	$2,700	$124	$219	$3,043	$(265)	$2,778
2022
Net sales	$29,260	$16,606	$10,764	$56,630	$272	$56,902
Depreciation and amortization	$1,396	$550	$789	$2,735	$23	$2,758
Capital expenditures	$1,069	$385	$369	$1,823	$—	$1,823
Operating EBIT	$4,110	$1,418	$1,328	$6,856	$(266)	$6,590
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
2024
Total assets	$29,034	$11,928	$11,170	$52,132	$5,180	$57,312
Investments in nonconsolidated affiliates [1]	$711	$367	$146	$1,224	$42	$1,266
2023
Total assets	$28,692	$11,993	$12,080	$52,765	$5,202	$57,967
Investments in nonconsolidated affiliates [1]	$705	$384	$136	$1,225	$42	$1,267
2022
Total assets	$30,017	$12,883	$13,028	$55,928	$4,675	$60,603
Investments in nonconsolidated affiliates [1]	$846	$454	$115	$1,415	$174	$1,589
1.See Note 11 for additional information regarding the Company's investments in nonconsolidated affiliates.

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT:

Significant Items by Segment for 2024	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(37)	$(8)	$11	$(34)	$(281)	$(315)
Indemnification and other transaction related costs [2]	—	—	—	—	(62)	(62)
Total	$(37)	$(8)	$11	$(34)	$(343)	$(377)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. Also includes gains associated with a previously impaired equity investment and impairment charges related to the write-down of certain manufacturing assets. See Note 5 for additional information.
2.Includes charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. Also includes a charge related to an arbitration settlement agreement for historical product claims from a divested business. See Note 15 for additional information.

Significant Items by Segment for 2023	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(1)	$(50)	$(67)	$(118)	$(623)	$(741)
Litigation related charges, awards and adjustments [2]	106	(177)	—	(71)	—	(71)
Argentine peso devaluation [3]	(52)	(16)	—	(68)	(109)	(177)
Pension settlement charges [4]	—	—	—	—	(642)	(642)
Indemnification and other transaction related costs [5]	—	—	—	—	26	26
Total	$53	$(243)	$(67)	$(257)	$(1,348)	$(1,605)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, partially offset by a credit related to a prior restructuring program. Also includes certain gains and losses associated with previously impaired equity investments.
2.Includes a loss associated with legacy agricultural products groundwater contamination matters, partially offset by a gain associated with a legal matter with Nova Chemicals Corporation. See Note 15 for additional information.
3.Foreign currency losses and inventory valuation impacts related to the devaluation of the Argentine peso by the Argentina government in December 2023.
4.Non-cash settlement charges related to the purchase of nonparticipating group annuity contracts for certain Company pension plans in the United States and Canada. See Note 19 for additional information.
5.Primarily related to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.

Significant Items by Segment for 2022	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Digitalization program costs [1]	$—	$—	$—	$—	$(230)	$(230)
Restructuring, implementation costs and asset related charges - net [2]	—	—	—	—	(40)	(40)
Russia / Ukraine conflict charges [3]	(8)	(73)	(6)	(87)	(31)	(118)
Loss on early extinguishment of debt [4]	—	—	—	—	(8)	(8)
Litigation related charges, awards and adjustments [5]	321	—	—	321	60	381
Indemnification and other transaction related costs [6]	—	—	—	—	4	4
Total	$313	$(73)	$(6)	$234	$(245)	$(11)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

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

Management assessed the effectiveness of the Companies' internal control over financial reporting and concluded that, as of December 31, 2024, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Dow Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dow Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 4, 2025, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 4, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Dow Chemical Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 4, 2025, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/S/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 4, 2025

ITEM 9B. OTHER INFORMATION
During the fourth quarter ended December 31, 2024, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of members of the Audit Committee of the Board and financial expert(s)) is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I, Item 1. Business under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of Dow Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow Inc. common stock is contained in the definitive Proxy Statement for the 2025 Annual Meeting of the Stockholders of Dow Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Dow Inc. and are incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accountants
Information with respect to fees and services related to the Company's independent auditors, Deloitte & Touche LLP ("Deloitte"), and the disclosure of the preapproval policies and procedures of the Audit Committee of the Board are contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Dow Inc. and are incorporated herein by reference.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

(1)    The Company’s 2024 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

4.5
Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Dow Inc. and The Dow Chemical Company's Current Report on Form 8-K filed with the SEC on February 3, 2025).

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

10.9
The Dow Chemical Company Elective Deferral Plan (Post 2004), restated and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.9 to Dow Inc. and The Dow Chemical Company's Current Report on Form 8-K filed with the SEC on February 3, 2025).

10.10
Dow Inc. Voluntary Deferred Compensation Plan for Non-Employee Directors, restated and effective as of April 1, 2019 (incorporated by reference to Exhibit 10.10 to Dow Inc. and The Dow Chemical Company's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2019).

10.11	Dow Inc. 2021 Employee Stock Purchase Plan effective as of April 15, 2021 (incorporated by reference to Exhibit 10.11 to Dow Inc.'s Current Report on Form 8-K filed with the SEC on April 16, 2021).

19*	Dow Inc. Insider Trading Compliance Policy effective as of December 12, 2024.

21*	Subsidiaries of Dow Inc.

23.1.1*	Consent of Independent Registered Public Accounting Firm for Dow Inc.

23.1.2*	Consent of Independent Registered Public Accounting Firm for The Dow Chemical Company.

23.2*	Ankura Consulting Group, LLC's Consent.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Dow Inc. Compensation Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 97 to Dow Inc. and The Dow Chemical Company’s Annual Report on Form 10-K filed with the SEC on January 31, 2024).

97.2*	The Dow Chemical Company Compensation Clawback Policy effective as of December 1, 2023.

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
Valuation and Qualifying Accounts	Schedule II

(In millions) For the years ended Dec 31,	2024	2023	2022
Accounts Receivable - Allowance for Doubtful Receivables
Balance at beginning of year	$81	$110	$54
Additions charged to expenses [1]	28	21	61
Deductions from reserves [2]	(14)	(50)	(5)
Balance at end of year	$95	$81	$110
Inventory - Obsolescence Reserve
Balance at beginning of year	$70	$57	$14
Additions charged to expenses	27	20	50
Deductions from reserves [3]	(9)	(7)	(7)
Balance at end of year	$88	$70	$57
Reserves for Other Investments and Noncurrent Receivables
Balance at beginning of year	$1,751	$1,950	$2,033
Additions charged to expenses [4]	14	31	17
Deductions from reserves [5]	(115)	(230)	(100)
Balance at end of year	$1,650	$1,751	$1,950
Deferred Tax Assets - Valuation Allowance
Balance at beginning of year	$2,948	$1,269	$1,391
Additions charged to expenses [6]	55	1,864	120
Deductions from reserves	(255)	(185)	(242)
Balance at end of year	$2,748	$2,948	$1,269
1.Additions included a $23 million reclassification from "Reserves for Other Investments and Noncurrent Receivables" in 2024.
2.Deductions included write-offs, recoveries, currency translation adjustments and other miscellaneous items, including a $23 million reclassification to "Reserves for Other Investments and Noncurrent Receivables" in 2023.
3.Deductions included disposals and currency translation adjustments.
4.Additions included a $23 million reclassification from "Accounts Receivable - Allowance for Doubtful Receivables" in 2023.
5.Deductions included a $23 million reclassification to "Accounts Receivable - Allowance for Doubtful Receivables" in 2024, $143 million related to the Company's investment in AgroFresh Solutions Inc., which was converted to cash, in 2023, and $77 million in 2024, 2023 and 2022 related to the Company's investment in Sadara. See Note 11 to the Consolidated Financial Statements for additional information.
6.Additions in 2023 include increases in valuation allowances related to foreign tax assets that are expected to expire without being utilized.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2025.

DOW INC.
THE DOW CHEMICAL COMPANY

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski, Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 4, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ SAMUEL R. ALLEN	/s/ JEFF M. FETTIG
Samuel R. Allen, Director, Dow Inc.	Jeff M. Fettig, Director, Dow Inc.

/s/ GAURDIE E. BANISTER JR.	/s/ JIM FITTERLING
Gaurdie E. Banister Jr., Director, Dow Inc.	Jim Fitterling, Director, Chair and Chief Executive Officer, Dow Inc. and TDCC (Principal Executive Officer)

/s/ WESLEY G. BUSH	/s/ JACQUELINE C. HINMAN
Wesley G. Bush, Director, Dow Inc.	Jacqueline C. Hinman, Director, Dow Inc.

/s/ RICHARD K. DAVIS	/s/ LUIS ALBERTO MORENO MEJIA
Richard K. Davis, Lead Director, Dow Inc.	Luis Alberto Moreno Mejia, Director, Dow Inc.

/s/ JERRI DEVARD	/s/ JEFFREY L. TATE
Jerri DeVard, Director, Dow Inc.	Jeffrey L. Tate, Chief Financial Officer, Dow Inc. and TDCC; Director, TDCC (Principal Financial Officer)

/s/ DEBRA L. DIAL	/s/ JILL S. WYANT
Debra L. Dial, Director, Dow Inc.	Jill S. Wyant, Director, Dow Inc.

/s/ ANDREA L. DOMINOWSKI	/s/ DANIEL W. YOHANNES
Andrea L. Dominowski, Controller and Vice President of Controllers, Dow Inc. and TDCC (Authorized Signatory and Principal Accounting Officer)	Daniel W. Yohannes, Director, Dow Inc.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
Trademark Listing

The following trademarks or service marks of The Dow Chemical Company and certain affiliated companies of Dow appear in this report: ACOUSTICRYL, ACRYSOL, ACUSOL, AMPLIFY, AQUASET, AVANSE, CARBOWAX, DECARBIA, DOW, DOWANOL, DOWFROST, DOWSIL, DOWTHERM, ELEVATE, EVOQUE, FASTRACK, FORMASHIELD, MAINCOTE, PRIMAL, RENUVA, REVOLOOP, RHOPLEX, SENTRY, SILASTIC, SPECFLEX, SUNSPHERES, SYL-OFF, TAMOL, TERGITOL, TRITON, UCAR, UCARSOL, UCON, VERSENE, WALOCEL

The following registered service mark of American Chemistry Council in the United States appears in this report:
Responsible Care®

The following trademark of the Business Intelligence Group™ appears in this report: BIG Innovation Awards

The following trademark of Clarivate™ appears in this report: Top 100 Global Innovators™

The following registered trademark of US Business Leadership Network, Inc. appears in this report: Disability Equality Index ®, Best Places to Work for Disability Inclusion®

The following trademark of The Edison Awards™ appears in this report: Edison Awards™

The following trademark of Evonik Operations GmbH appears in this report: HYPROSYN®

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