Form 10-Q
period 2025-03-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2025-04-25
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Dow Inc. had 706,861,738 shares of common stock, $0.01 par value, outstanding at March 31, 2025. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2025, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2025

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this report are “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements often address expected future business and financial performance, financial condition, and other matters, and often contain words or phrases such as “anticipate,” “believe,” "could," “estimate,” “expect,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “will be,” “will continue,” “will likely result,” “would” and similar expressions, and variations or negatives of these words or phrases.

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to Dow's contemplated capital and operating projects; Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe, including the completion and success of its integrated ethylene cracker and derivatives facility in Alberta, Canada; size of the markets for Dow’s products and services and ability to compete in such markets; Dow's ability to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions, tariffs and trade policies, or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in Dow’s information technology networks and systems, including the impact of cyberattacks; risks related to Dow’s separation from DowDuPont Inc. such as Dow’s obligation to indemnify DuPont de Nemours, Inc. and/or Corteva, Inc. for certain liabilities; and any global and regional economic impacts of a pandemic or other public health-related risks and events on Dow’s business.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These are not the only risks and uncertainties that Dow faces. There may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on Dow’s business. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

Dow's website and its content are not deemed incorporated by reference into this report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2025	Mar 31, 2024
Net sales	$10,431	$10,765
Cost of sales	9,760	9,488
Research and development expenses	200	204
Selling, general and administrative expenses	366	442
Amortization of intangibles	76	81
Restructuring and asset related charges - net	208	45
Equity in earnings (losses) of nonconsolidated affiliates	(20)	17
Sundry income (expense) - net	13	61
Interest income	28	65
Interest expense and amortization of debt discount	216	199
Income (loss) before income taxes	(374)	449
Credit for income taxes	(84)	(89)
Net income (loss)	(290)	538
Net income attributable to noncontrolling interests	17	22
Net income (loss) available for Dow Inc. common stockholders	$(307)	$516

Per common share data:
Earnings (loss) per common share - basic	$(0.44)	$0.73
Earnings (loss) per common share - diluted	$(0.44)	$0.73

Weighted-average common shares outstanding - basic	706.9	704.5
Weighted-average common shares outstanding - diluted	706.9	705.5

Depreciation	$512	$481
Capital expenditures	$685	$714
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Net income (loss)	$(290)	$538
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	32	(6)
Cumulative translation adjustments	122	(122)
Pension and other postretirement benefit plans	20	17
Derivative instruments	(20)	(22)
Total other comprehensive income (loss)	154	(133)
Comprehensive income (loss)	(136)	405
Comprehensive income attributable to noncontrolling interests, net of tax	17	22
Comprehensive income (loss) attributable to Dow Inc.	$(153)	$383
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,465	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $78; 2024: $95)	4,917	4,756
Other	2,267	2,108
Inventories	6,765	6,544
Other current assets	914	993
Total current assets	16,328	16,590
Investments
Investment in nonconsolidated affiliates	1,275	1,266
Other investments (investments carried at fair value - 2025: $2,042; 2024: $2,047)	2,812	3,033
Noncurrent receivables	418	380
Total investments	4,505	4,679
Property
Property	63,242	62,121
Less: Accumulated depreciation	40,912	40,117
Net property	22,330	22,004
Other Assets
Goodwill	8,619	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,516; 2024: $5,394)	1,652	1,721
Operating lease right-of-use assets	1,320	1,268
Deferred income tax assets	1,460	1,257
Deferred charges and other assets	1,285	1,228
Total other assets	14,336	14,039
Total Assets	$57,499	$57,312
Liabilities and Equity
Current Liabilities
Notes payable	$136	$135
Long-term debt due within one year	502	497
Accounts payable:
Trade	4,925	4,847
Other	1,691	1,694
Operating lease liabilities - current	330	318
Income taxes payable	304	276
Accrued and other current liabilities	2,698	2,521
Total current liabilities	10,586	10,288
Long-Term Debt	15,932	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	407	392
Pension and other postretirement benefits - noncurrent	4,700	4,736
Asbestos-related liabilities - noncurrent	688	713
Operating lease liabilities - noncurrent	1,021	984
Other noncurrent obligations	6,870	6,637
Total other noncurrent liabilities	13,686	13,462
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2025: 785,933,796 shares; 2024: 784,471,939 shares)	8	8
Additional paid-in capital	9,195	9,203
Retained earnings	20,101	20,909
Accumulated other comprehensive loss	(7,956)	(8,110)
Treasury stock at cost (2025: 79,072,058 shares; 2024: 80,859,145 shares)	(4,560)	(4,655)
Dow Inc.’s stockholders’ equity	16,788	17,355
Noncontrolling interests	507	496
Total equity	17,295	17,851
Total Liabilities and Equity	$57,499	$57,312
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2025	Mar 31, 2024
Operating Activities
Net income (loss)	$(290)	$538
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	714	720
Provision (credit) for deferred income tax	(177)	7
Earnings of nonconsolidated affiliates less than dividends received	133	75
Net periodic pension benefit credit	(26)	(48)
Pension contributions	(31)	(34)
Net gain on sales of assets, businesses and investments	(2)	(11)
Restructuring and asset related charges - net	208	45
Other net loss	185	92
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(301)	(600)
Inventories	(221)	(297)
Accounts payable	38	398
Other assets and liabilities, net	(126)	(425)
Cash provided by operating activities - continuing operations	104	460
Cash provided by (used for) operating activities - discontinued operations	(13)	4
Cash provided by operating activities	91	464
Investing Activities
Capital expenditures	(685)	(714)
Investment in gas field developments	(30)	(52)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	3	2
Investments in and loans to nonconsolidated affiliates	(3)	(2)
Purchases of investments	(104)	(679)
Proceeds from sales and maturities of investments	416	1,173
Other investing activities, net	2	1
Cash used for investing activities	(401)	(271)
Financing Activities
Changes in short-term notes payable	(1)	(20)
Proceeds from issuance of short-term debt greater than three months	11	7
Payments on short-term debt greater than three months	(6)	—
Proceeds from issuance of long-term debt	1,013	1,381
Payments on long-term debt	(957)	(93)
Collections on securitization programs, net of remittances	15	4
Purchases of treasury stock	—	(200)
Proceeds from issuance of stock	—	42
Transaction financing, debt issuance and other costs	(64)	(11)
Employee taxes paid for share-based payment arrangements	(16)	(37)
Distributions to noncontrolling interests	(22)	(14)
Dividends paid to stockholders	(494)	(493)
Cash provided by (used for) financing activities	(521)	566
Effect of exchange rate changes on cash, cash equivalents and restricted cash	123	(54)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(708)	705
Cash, cash equivalents and restricted cash at beginning of period	2,263	3,048
Cash, cash equivalents and restricted cash at end of period	$1,555	$3,753
Less: Restricted cash and cash equivalents, included in "Other current assets"	90	30
Cash and cash equivalents at end of period	$1,465	$3,723
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2025	Mar 31, 2024
Common Stock
Balance at beginning and end of period	$8	$8
Additional Paid-in Capital
Balance at beginning of period	9,203	8,880
Common stock issued/sold	—	42
Stock-based compensation	87	87
Treasury stock issuances - compensation and benefit plans	(95)	(67)
Balance at end of period	9,195	8,942
Retained Earnings
Balance at beginning of period	20,909	21,774
Net income (loss) available for Dow Inc. common stockholders	(307)	516
Dividends to stockholders	(494)	(493)
Common control transaction	—	10
Other	(7)	(11)
Balance at end of period	20,101	21,796
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,110)	(7,681)
Other comprehensive income (loss)	154	(133)
Balance at end of period	(7,956)	(7,814)
Treasury Stock
Balance at beginning of period	(4,655)	(4,374)
Treasury stock purchases	—	(200)
Treasury stock issuances - compensation and benefit plans	95	67
Balance at end of period	(4,560)	(4,507)
Dow Inc.'s stockholders' equity	16,788	18,425
Noncontrolling Interests	507	492
Total Equity	$17,295	$18,917

Dividends declared per share of common stock	$0.70	$0.70
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Net sales	$10,431	$10,765
Cost of sales	9,759	9,487
Research and development expenses	200	204
Selling, general and administrative expenses	366	442
Amortization of intangibles	76	81
Restructuring and asset related charges - net	208	45
Equity in earnings (losses) of nonconsolidated affiliates	(20)	17
Sundry income (expense) - net	13	61
Interest income	29	69
Interest expense and amortization of debt discount	216	199
Income (loss) before income taxes	(372)	454
Credit for income taxes	(84)	(89)
Net income (loss)	(288)	543
Net income attributable to noncontrolling interests	17	22
Net income (loss) available for The Dow Chemical Company common stockholder	$(305)	$521

Depreciation	$512	$481
Capital expenditures	$685	$714
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Net income (loss)	$(288)	$543
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	32	(6)
Cumulative translation adjustments	122	(122)
Pension and other postretirement benefit plans	20	17
Derivative instruments	(20)	(22)
Total other comprehensive income (loss)	154	(133)
Comprehensive income (loss)	(134)	410
Comprehensive income attributable to noncontrolling interests, net of tax	17	22
Comprehensive income (loss) attributable to The Dow Chemical Company	$(151)	$388
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,465	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $78; 2024: $95)	4,917	4,756
Other	2,270	2,116
Inventories	6,765	6,544
Other current assets	858	960
Total current assets	16,275	16,565
Investments
Investment in nonconsolidated affiliates	1,275	1,266
Other investments (investments carried at fair value - 2025: $2,042; 2024: $2,047)	2,812	3,033
Noncurrent receivables	412	374
Total investments	4,499	4,673
Property
Property	63,242	62,121
Less accumulated depreciation	40,912	40,117
Net property	22,330	22,004
Other Assets
Goodwill	8,619	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,516; 2024: $5,394)	1,652	1,721
Operating lease right-of-use assets	1,320	1,268
Deferred income tax assets	1,460	1,257
Deferred charges and other assets	1,285	1,228
Total other assets	14,336	14,039
Total Assets	$57,440	$57,281
Liabilities and Equity
Current Liabilities
Notes payable	$136	$135
Long-term debt due within one year	502	497
Accounts payable:
Trade	4,925	4,847
Other	1,708	1,732
Operating lease liabilities - current	330	318
Income taxes payable	304	276
Accrued and other current liabilities	2,597	2,405
Total current liabilities	10,502	10,210
Long-Term Debt	15,932	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	407	392
Pension and other postretirement benefits - noncurrent	4,700	4,736
Asbestos-related liabilities - noncurrent	688	713
Operating lease liabilities - noncurrent	1,021	984
Other noncurrent obligations	6,733	6,503
Total other noncurrent liabilities	13,549	13,328
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	9,713	9,626
Retained earnings	15,193	16,020
Accumulated other comprehensive loss	(7,956)	(8,110)
The Dow Chemical Company’s stockholder's equity	16,950	17,536
Noncontrolling interests	507	496
Total equity	17,457	18,032
Total Liabilities and Equity	$57,440	$57,281
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2025	Mar 31, 2024
Operating Activities
Net income (loss)	$(288)	$543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	714	720
Provision (credit) for deferred income tax	(177)	7
Earnings of nonconsolidated affiliates less than dividends received	133	75
Net periodic pension benefit credit	(26)	(48)
Pension contributions	(31)	(34)
Net gain on sales of assets, businesses and investments	(2)	(11)
Restructuring and asset related charges - net	208	45
Other net loss	185	92
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(301)	(600)
Inventories	(221)	(297)
Accounts payable	38	398
Other assets and liabilities, net	(120)	(421)
Cash provided by operating activities	112	469
Investing Activities
Capital expenditures	(685)	(714)
Investment in gas field developments	(30)	(52)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	3	2
Investments in and loans to nonconsolidated affiliates	(3)	(2)
Purchases of investments	(104)	(679)
Proceeds from sales and maturities of investments	416	1,173
Other investing activities, net	2	1
Cash used for investing activities	(401)	(271)
Financing Activities
Changes in short-term notes payable	(1)	(20)
Proceeds from issuance of short-term debt greater than three months	11	7
Payments on short-term debt greater than three months	(6)	—
Proceeds from issuance of long-term debt	1,013	1,381
Payments on long-term debt	(957)	(93)
Collections on securitization programs, net of remittances	15	4
Proceeds from issuance of stock	—	42
Transaction financing, debt issuance and other costs	(64)	(11)
Employee taxes paid for share-based payment arrangements	(16)	(37)
Distributions to noncontrolling interests	(22)	(14)
Dividends paid to Dow Inc.	(515)	(698)
Cash provided by (used for) financing activities	(542)	561
Effect of exchange rate changes on cash, cash equivalents and restricted cash	123	(54)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	(708)	705
Cash, cash equivalents and restricted cash at beginning of period	2,263	3,048
Cash, cash equivalents and restricted cash at end of period	$1,555	$3,753
Less: Restricted cash and cash equivalents, included in "Other current assets"	90	30
Cash and cash equivalents at end of period	$1,465	$3,723
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2025	Mar 31, 2024
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	9,626	9,091
Issuance of parent company stock - Dow Inc.	—	42
Stock-based compensation	87	87
Balance at end of period	9,713	9,220
Retained Earnings
Balance at beginning of period	16,020	17,495
Net income (loss) available for The Dow Chemical Company common stockholder	(305)	521
Dividends to Dow Inc.	(515)	(791)
Other	(7)	(11)
Balance at end of period	15,193	17,214
Accumulated Other Comprehensive Loss
Balance at beginning of period	(8,110)	(7,681)
Other comprehensive income (loss)	154	(133)
Balance at end of period	(7,956)	(7,814)
The Dow Chemical Company's stockholder's equity	16,950	18,620
Noncontrolling Interests	507	492
Total Equity	$17,457	$19,112
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries ("TDCC" and together with Dow Inc., "Dow" or the "Company"). The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K").

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the fourth quarter of 2024, the Company adopted the annual and interim disclosure requirements of Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments expand a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Note 18 for applicable reportable segment disclosures required by this guidance.

Accounting Guidance Issued But Not Adopted at March 31, 2025
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

SEC Final Rules Not Adopted at March 31, 2025
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. As a large accelerated filer, most disclosure requirements would be effective for the Company beginning in the year ending December 31, 2025, with certain greenhouse gas emissions disclosures required for the year ending December 31, 2026. In April 2024, the SEC issued an order to stay the final rules until various legal challenges are resolved by the U.S. Court of Appeals for the Eighth Circuit ("Court of Appeals"). In March 2025, the SEC voted to end its defense of the final rules; however, the Court of Appeals may still rule on the matter.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 97 percent for the three months ended March 31, 2025 (98 percent for the three months ended March 31, 2024). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2025, the Company had unfulfilled performance obligations of $769 million ($759 million at December 31, 2024) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next six years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Hydrocarbons & Energy	$1,578	$1,467
Packaging and Specialty Plastics	3,732	3,963
Packaging & Specialty Plastics	$5,310	$5,430
Industrial Solutions	$1,054	$1,028
Polyurethanes & Construction Chemicals	1,797	1,977
Other	4	3
Industrial Intermediates & Infrastructure	$2,855	$3,008
Coatings & Performance Monomers	$845	$885
Consumer Solutions	1,226	1,267
Performance Materials & Coatings	$2,071	$2,152
Corporate	$195	$175
Total	$10,431	$10,765

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
U.S. & Canada	$4,227	$4,130
EMEAI [1]	3,274	3,484
Asia Pacific	1,858	1,921
Latin America	1,072	1,230
Total	$10,431	$10,765
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

Revenue recognized in the first three months of 2025 from amounts included in contract liabilities at the beginning of the period was approximately $80 million (approximately $40 million in the first three months of 2024). In the first three months of 2025, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant (no contract assets reclassified to receivables in the first three months of 2024).

The following table summarizes contract assets and liabilities at March 31, 2025 and December 31, 2024:

Contract Assets and Liabilities	Balance Sheet Classification	Mar 31, 2025	Dec 31, 2024
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$4,917	$4,756
Contract assets - noncurrent	Deferred charges and other assets	$—	$2
Contract liabilities - current	Accrued and other current liabilities	$207	$244
Contract liabilities - noncurrent	Other noncurrent obligations	$1,459	$1,480

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which include asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. For additional information on the Company's restructuring programs, see Note 5 to the Consolidated Financial Statements included in the 2024 10-K.

2025 Restructuring Program
On January 27, 2025, the Dow Inc. Board of Directors ("Board") approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. The actions include a workforce reduction of approximately 1,500 roles. As a result of these actions, in the first quarter of 2025 the Company recorded pretax charges of $207 million for severance and related benefits costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income, related to Corporate. Costs to implement the targeted actions are expected to result in additional cash expenditures of approximately $10 million. These actions are expected to be substantially complete by the end of 2026. At March 31, 2025, $167 million of the restructuring reserve balance was included in "Accrued and other current liabilities" and $40 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

2023 Restructuring Program
Actions related to the restructuring program approved by the Board on January 25, 2023, were substantially complete at the end of the first quarter of 2025, with the exception of certain cash payments that will continue primarily through the second quarter of 2025. In the first quarter of 2025, the Company recorded an additional pretax restructuring charge of $5 million for asset write-downs and write-offs and an asset related credit adjustment of $4 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income, related to Industrial Intermediates & Infrastructure. See Note 17 for additional information on nonrecurring fair value measurements. Restructuring implementation and efficiency costs totaled $50 million for the three months ended March 31, 2025 ($46 million for the three months ended March 31, 2024).

Subsequent Event
On April 24, 2025, the Company announced actions to further address the impact on the Company from ongoing macroeconomic volatility and slower GDP growth. The actions include the expansion of the previously announced strategic review of select European assets, which is focused on addressing the persistently challenging demand dynamics and regulatory environment in the geographic region. The Company expects to complete the review of its European assets and announce final actions by mid-2025, and has initially identified three assets it believes will require further action. The assets identified represent higher-cost, energy intensive upstream portions of the

Company’s portfolio, and include an ethylene facility in Böhlen, Germany (Packaging & Specialty Plastics), chlor-alkali and vinyl assets in Schkopau, Germany (Industrial Intermediates & Infrastructure), and a basics siloxanes plant in Barry, United Kingdom (Performance Materials & Coatings). The assets will be evaluated for potential idle or shut down. The assets have a total net book value of approximately $275 million and the Company will assess the potential impact of the actions on the assets’ carrying values as the review progresses.

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Non-operating pension and other postretirement benefit plan net credits [1]	$38	$61
Foreign exchange gains (losses) [2]	7	(23)
Gain (loss) on sales of other assets and investments	(3)	9
Loss on early extinguishment of debt [3]	(60)	—
Other - net	31	14
Total sundry income (expense) – net	$13	$61
1.See Note 14 for additional information.
2.Foreign exchange losses for the three months ended March 31, 2024 relate primarily to exposures in the Egyptian pound and Argentine peso.
3.See Note 9 for additional information.

Sundry income (expense) - net for TDCC for the three months ended March 31, 2025 and 2024 is substantially the same as that of Dow Inc. and, therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Mar 31, 2025	Dec 31, 2024
In millions
Gross cash value	$544	$558
Less: Existing drawdowns [1]	200	—
Investments in company-owned life insurance [2]	$344	$558
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Classified as "Other investments" in the consolidated balance sheets.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At March 31, 2025, outstanding obligations confirmed as valid under the SCF program were $285 million ($291 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 6 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three months ended March 31, 2025 and 2024. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Net income (loss)	$(290)	$538
Net income attributable to noncontrolling interests	17	22
Net income attributable to participating securities [1]	3	3
Net income (loss) attributable to common stockholders	$(310)	$513
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended
Dollars per share	Mar 31, 2025	Mar 31, 2024
Earnings (loss) per common share - basic	$(0.44)	$0.73
Earnings (loss) per common share - diluted	$(0.44)	$0.73

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2025	Mar 31, 2024
Weighted-average common shares outstanding - basic	706.9	704.5
Plus dilutive effect of equity compensation plans [1]	—	1.0
Weighted-average common shares outstanding - diluted	706.9	705.5
Stock units excluded from EPS calculations [2]	14.9	8.8
1.The three months ended March 31, 2025 reflect a net loss and, as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
2.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 7 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2025	Dec 31, 2024
In millions
Finished goods	$3,947	$3,773
Work in process	1,368	1,323
Raw materials	847	822
Supplies	1,084	1,039
Total	$7,246	$6,957
Adjustment of inventories to the LIFO basis	(481)	(413)
Total inventories	$6,765	$6,544

NOTE 8 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe (collectively, "the Programs"), which are set to expire in November 2025. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three months ended March 31, 2025 and 2024. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 10 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, "the Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three months ended March 31, 2025 and 2024.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three months ended March 31, 2025 and 2024:

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Proceeds received from new transfers	$514	$427

The following table provides the balances related to the Programs and the Facilities at March 31, 2025 and December 31, 2024:

Balances Related to Transfers of Accounts Receivable	Mar 31, 2025	Dec 31, 2024
In millions
Balance outstanding	$535	$287
Accounts receivable derecognized	$511	$278
Amounts recognized in the consolidated balance sheets:
Accrued and other current liabilities [1]	$24	$9
1. Represents amounts collected from customers and not yet remitted by the Company.

NOTE 9 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Mar 31, 2025	Dec 31, 2024
In millions
Notes payable to banks and other lenders	$136	$135
Period-end average interest rates	28.93%	36.03%

Long-Term Debt	2025 Average Rate	Mar 31, 2025	2024 Average Rate	Dec 31, 2024
In millions
Promissory notes and debentures:
Final maturity 2025	5.63%	$333	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029 [1]	7.53%	951	7.58%	1,368
Final maturity 2030	2.10%	818	2.10%	818
Final maturity 2031 and thereafter [1]	5.41%	10,209	5.37%	9,192
Other facilities:
Foreign currency notes and loans, various rates and maturities [1]	2.18%	2,094	2.01%	2,540
InterNotes®, varying maturities through 2053	4.34%	668	4.31%	661
Medium-term notes, maturity 2025	4.75%	1	4.75%	1
Finance lease obligations [2]		985		939
Unamortized debt discount and issuance costs		(225)		(244)
Long-term debt due within one year [3]		(502)		(497)
Long-term debt		$15,932		$15,711
1.Cost includes net fair value hedge adjustment gains of $29 million at March 31, 2025 ($9 million at December 31, 2024). See Note 16 for additional information.
2.See Note 11 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Mar 31, 2025
In millions
2025	$472
2026	$149
2027	$746
2028	$702
2029	$1,045
2030	$911

2025 Activity
In the first quarter of 2025, the Company issued $1 billion of senior unsecured notes. The offering included $400 million aggregate principal amount of 5.35 percent notes due 2035 and $600 million aggregate principal amount of 5.95 percent notes due 2055. The Company used the proceeds to complete cash tender offers for certain debt securities. In total, $943 million aggregate principal amount was tendered and retired. As a result, the Company recognized a pretax loss of $60 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first quarter of 2025, the Company issued an aggregate principal amount of $13 million of InterNotes®.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2025
In millions	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	November 2028	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2025	Floating rate
Bilateral Revolving Credit Facility	175	175	September 2025	Floating rate
Bilateral Revolving Credit Facility	300	300	November 2025	Floating rate
Bilateral Revolving Credit Facility	300	300	February 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2026	Floating rate
Bilateral Revolving Credit Facility	375	375	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2026	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	May 2027	Floating rate
Bilateral Revolving Credit Facility	350	350	June 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	November 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	300	300	May 2028	Floating rate
Total committed and available credit facilities	$8,400	$8,400

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first three months of 2025. For additional information on the Company's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2024 10-K.

NOTE 10 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2024 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2025, the Company had accrued obligations of $1,072 million for probable environmental remediation and restoration costs ($1,113 million at December 31, 2024), including $227 million for the remediation of Superfund sites ($234 million at December 31, 2024). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2025 activity, it was determined that no adjustment to the accrual was required at March 31, 2025.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $767 million at March 31, 2025 ($791 million at December 31, 2024). At March 31, 2025, approximately 25 percent of the recorded claim liability related to pending claims and approximately 75 percent related to future claims.

Legacy Matters
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Groundwater Matters"). At March 31, 2025, the total liability related to the probable and estimable settlement of alleged Groundwater Matters was $155 million ($155 million at December 31, 2024), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and it has determined that the Company's exposure to liability, if any, is not probable or estimable at March 31, 2025.

Separately, on October 10, 2024, the Company executed a settlement agreement related to arbitration for historical product claims from a divested business. As a result, the Company recorded a pretax charge of $75 million in the third quarter of 2024, which was paid in the fourth quarter of 2024. Arbitration on the matter was concluded on March 11, 2025, and, as a result, the Company recorded an additional pretax charge of $98 million in the first quarter of 2025, included in "Cost of sales" in the consolidated statements of income, related to Corporate, and included in "Accounts payable - Other" in the consolidated balance sheets at March 31, 2025.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
As a result of a 2019 damages judgment related to the ethylene asset matter, Nova Chemicals Corporation was ordered to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars), for which the Company received payment in October 2019 and March 2020. At March 31, 2025, $201 million ($201 million at December 31, 2024) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

On April 7, 2025, the Court of King's Bench (”Court") in Alberta, Canada, issued a ruling awarding the Company additional compensation for damages incurred through 2018. This ruling builds on the previous $1.08 billion U.S. dollar payout judgment. Dow expects to receive additional cash proceeds exceeding $1 billion U.S. dollars later in 2025. The Court found that Nova failed to operate the companies' jointly-owned ethylene asset in Joffre, Alberta, Canada at full capacity and, furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production. These actions deprived the Company of millions of pounds of ethylene. Nova will appeal the ruling. Although the Company is confident of its chances of defending the damages award on appeal, the Company has not recorded a gain as a result of the ruling.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Mar 31, 2025			Dec 31, 2024
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,661	$150	2038	$1,456	$155

Guarantees arise during the ordinary course of business from relationships with customers, accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to 13 years. The Company’s current expectation is that future payment or performance related to the non-performance of others is considered remote.

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is $444 million at March 31, 2025 ($239 million at December 31, 2024). The Company expects receivable collections and remittances to occur within the next six months.

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

NOTE 11 – LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2024 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2025 and 2024 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Operating lease cost	$106	$107
Finance lease cost
Amortization of right-of-use assets - finance	32	27
Interest on lease liabilities - finance	12	10
Total finance lease cost	44	37
Short-term lease cost	80	74
Variable lease cost	255	258
Sublease income	(2)	(2)
Total lease cost	$483	$474

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$112	$116
Operating cash flows for finance leases	$12	$10
Financing cash flows for finance leases	$29	$30
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$110	$100
Finance leases	$65	$70

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2025 and 2024 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Unrealized Gains (Losses) on Investments
Beginning balance	$(243)	$(253)
Unrealized gains (losses) on investments	40	15
Tax (expense) benefit	(7)	(18)
Net unrealized gains (losses) on investments	33	(3)
(Gains) losses reclassified from AOCL to net income (loss) [1]	(1)	(4)
Tax expense (benefit) [2]	—	1
Net (gains) losses reclassified from AOCL to net income (loss)	(1)	(3)
Other comprehensive income (loss), net of tax	32	(6)
Ending balance	$(211)	$(259)
Cumulative Translation Adjustments
Beginning balance	$(2,063)	$(1,891)
Gains (losses) on foreign currency translation	126	(116)
Tax (expense) benefit	3	(3)
Net gains (losses) on foreign currency translation	129	(119)
(Gains) losses reclassified from AOCL to net income (loss) [3]	(7)	(3)
Other comprehensive income (loss), net of tax	122	(122)
Ending balance	$(1,941)	$(2,013)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(5,720)	$(5,486)
Gains (losses) arising during the period	—	(1)
Amortization of net loss and prior service credits reclassified from AOCL to net income (loss) [4]	26	22
Tax expense (benefit) [2]	(6)	(4)
Net loss and prior service credits reclassified from AOCL to net income (loss)	20	18
Other comprehensive income (loss), net of tax	20	17
Ending balance	$(5,700)	$(5,469)
Derivative Instruments
Beginning balance	$(84)	$(51)
Gains (losses) on derivative instruments	(15)	(33)
Tax (expense) benefit	(2)	3
Net gains (losses) on derivative instruments	(17)	(30)
(Gains) losses reclassified from AOCL to net income (loss) [5]	(4)	10
Tax expense (benefit) [2]	1	(2)
Net (gains) losses reclassified from AOCL to net income (loss)	(3)	8
Other comprehensive income (loss), net of tax	(20)	(22)
Ending balance	$(104)	$(73)
Total AOCL ending balance	$(7,956)	$(7,814)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2025 and 2024:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Balance at beginning of period	$496	$501
Net income attributable to noncontrolling interests	17	22
Distributions to noncontrolling interests	(22)	(14)
Cumulative translation adjustments	16	(16)
Other	—	(1)
Balance at end of period	$507	$492

NOTE 14 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2024 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Defined Benefit Pension Plans
Service cost	$10	$14
Interest cost	246	252
Expected return on plan assets	(319)	(346)
Amortization of prior service credit	(3)	(3)
Amortization of net loss	40	35
Net periodic benefit credit	$(26)	$(48)

Other Postretirement Benefit Plans
Service cost	$1	$1
Interest cost	9	11
Amortization of net gain	(11)	(10)
Net periodic benefit cost (credit)	$(1)	$2

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 15 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the 2024 10-K.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan, as amended. Most of the Company's stock-based compensation awards are granted in the first quarter of each year.

In the first quarter of 2025, Dow Inc. granted the following stock-based compensation awards to employees:
•1.8 million stock options with a weighted-average exercise price of $38.34 per share and a weighted-average fair value of $8.27 per share;
•3.0 million restricted stock units with a weighted-average fair value of $38.34 per share; and
•2.1 million performance stock units with a weighted-average fair value of $38.46 per share.

Employee Stock Purchase Plan
The Dow Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP") was adopted by the Dow Inc. Board on February 11, 2021, and approved by stockholders at the Company's annual meeting on April 15, 2021. Under the 2025 annual offering of the 2021 ESPP, most employees will be eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased is determined using the amount contributed by the employee divided by the plan price. The plan price of the stock is equal to 85 percent of the fair market value (closing price) of the common stock at March 31, 2025 (beginning) or October 3, 2025 (ending) of the offering period, whichever is lower.

In the first quarter of 2025, employees subscribed to the right to purchase approximately 3.2 million shares under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2025. The shares will be delivered to employees in the fourth quarter of 2025.

NOTE 16 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2024 10-K.

Refer to Note 17 for a summary of the fair value of financial instruments at March 31, 2025 and December 31, 2024.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the three months ended March 31, 2025 and 2024:

Investing Results	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Proceeds from sales of available-for-sale securities	$154	$721
Gross realized gains	$2	$9
Gross realized losses	$(1)	$(5)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2025	Cost	Fair Value
In millions
Within one year	$110	$100
One to five years	1,188	1,094
Six to ten years	426	412
After ten years	524	425
Total	$2,248	$2,031

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2025. There was $3 million of net unrealized losses recognized in earnings on equity securities for the three months ended March 31, 2025 (no unrealized gains or losses for the three months ended March 31, 2024).

Investments in Equity Securities	Mar 31, 2025	Dec 31, 2024
In millions
Readily determinable fair value	$11	$14
Not readily determinable fair value	$149	$153

Derivative Instruments
The notional amounts of the Company's derivative instruments at March 31, 2025 and December 31, 2024 were as follows:

Notional Amounts [1]	Mar 31, 2025	Dec 31, 2024
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$757	$1,870
Foreign currency contracts	$4,080	$3,144
Derivatives not designated as hedging instruments:
Interest rate contracts	$44	$14
Foreign currency contracts	$19,738	$9,244
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at March 31, 2025 and December 31, 2024 were as follows:

Commodity Notionals [1]	Mar 31, 2025	Dec 31, 2024	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	5.0	3.2	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.0	1.1	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2027
Foreign currency contracts	2026
Commodity contracts	2028

The following table provides the fair value and balance sheet classification of derivative instruments at March 31, 2025 and December 31, 2024:

Fair Value of Derivative Instruments	Mar 31, 2025			Dec 31, 2024
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$27	$(18)	$9	$20	$(20)	$—
Interest rate contracts [4]	25	(19)	6	—	—	—
Foreign currency contracts [3]	34	(33)	1	33	(15)	18
Foreign currency contracts [4]	22	(21)	1	—	—	—
Commodity contracts [3]	55	(25)	30	25	(14)	11
Commodity contracts [4]	44	(37)	7	46	(36)	10
Total	$207	$(153)	$54	$124	$(85)	$39
Derivatives not designated as hedging instruments:
Interest rate contracts [4]	$1	$(1)	$—	$—	$—	$—
Foreign currency contracts [3]	25	(24)	1	74	(16)	58
Commodity contracts [3]	13	(1)	12	16	(1)	15
Commodity contracts [4]	4	(3)	1	4	(3)	1
Total	$43	$(29)	$14	$94	$(20)	$74
Total asset derivatives	$250	$(182)	$68	$218	$(105)	$113
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$18	$(18)	$—	$46	$(20)	$26
Interest rate contracts [6]	19	(19)	—	—	—	—
Foreign currency contracts [5]	97	(33)	64	75	(15)	60
Foreign currency contracts [6]	53	(21)	32	40	—	40
Commodity contracts [5]	36	(26)	10	16	(14)	2
Commodity contracts [6]	39	(37)	2	37	(36)	1
Total	$262	$(154)	$108	$214	$(85)	$129
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$—	$—	$—	$1	$—	$1
Interest rate contracts [6]	1	(1)	—	—	—	—
Foreign currency contracts [5]	178	(24)	154	27	(16)	11
Commodity contracts [5]	4	(1)	3	8	(1)	7
Commodity contracts [6]	3	(3)	—	4	(3)	1
Total	$186	$(29)	$157	$40	$(20)	$20
Total liability derivatives	$448	$(183)	$265	$254	$(105)	$149
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $12 million at March 31, 2025 ($16 million at December 31, 2024). No cash collateral was posted by counterparties with the Company at March 31, 2025 and December 31, 2024.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]		Gain (loss) recognized in income [2]
	Three Months Ended		Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024	Mar 31, 2025	Mar 31, 2024
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$20	$—
Excluded components [3,5]	(5)	(38)	—	—
Cash flow hedges:
Interest rate contracts [3]	1	1	(1)	(2)
Foreign currency contracts [6]	(6)	(13)	2	1
Commodity contracts [6]	6	15	4	(8)
Excluded components [5,6]	—	(6)	(1)	(1)
Net foreign investment hedges:
Foreign currency contracts	(27)	2	—	—
Excluded components [5,7]	27	6	7	3
Total derivatives designated as hedging instruments	$(4)	$(33)	$31	$(7)
Derivatives not designated as hedging instruments:
Foreign currency contracts [7]	—	—	(56)	31
Commodity contracts [6]	—	—	(5)	8
Total return swap [6]	—	—	(11)	22
Total derivatives not designated as hedging instruments	$—	$—	$(72)	$61
Total derivatives	$(4)	$(33)	$(41)	$54
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Mar 31, 2025
In millions
Cash flow hedges:
Interest rate contracts	$(3)
Commodity contracts	$13
Foreign currency contracts	$(1)
Excluded components	$(3)
Net foreign investment hedges:
Excluded components	$25

NOTE 17 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2024 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Mar 31, 2025				Dec 31, 2024
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$114	$—	$—	$114	$96	$—	$—	$96
Money market funds	Level 2	567	—	—	567	1,164	—	—	1,164
Marketable securities [2]	Level 2	393	—	(53)	340	453	—	(70)	383
Other investments:
Debt securities: [3]
Government debt [4]	Level 2	1,107	13	(115)	1,005	1,103	13	(123)	993
Corporate bonds	Level 1	18	—	(1)	17	18	—	(1)	17
Corporate bonds	Level 2	923	6	(85)	844	954	6	(88)	872
Corporate bonds	Level 3	200	—	(35)	165	200	—	(49)	151
Equity securities [3,5]	Level 1	4	7	—	11	4	10	—	14
Derivatives relating to: [6]
Interest rates	Level 2	—	53	—	53	—	20	—	20
Foreign currency	Level 2	—	81	—	81	—	107	—	107
Commodities	Level 1	—	8	—	8	—	4	—	4
Commodities	Level 2	—	108	—	108	—	87	—	87
Total assets at fair value					$3,313				$3,908
Liabilities at fair value:
Long-term debt including debt due within one year [7]	Level 2	$(16,434)	$1,520	$(462)	$(15,376)	$(16,208)	$1,487	$(484)	$(15,205)
Guarantee liability [8]	Level 3				(149)				(155)
Derivatives relating to: [6]
Interest rates	Level 2	—	—	(38)	(38)	—	—	(47)	(47)
Foreign currency	Level 2	—	—	(328)	(328)	—	—	(142)	(142)
Commodities	Level 1	—	—	(2)	(2)	—	—	(1)	(1)
Commodities	Level 2	—	—	(80)	(80)	—	—	(64)	(64)
Total liabilities at fair value					$(15,973)				$(15,614)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits. At March 31, 2025, $97 million is included in "Cash and cash equivalents" ($96 million at December 31, 2024) and $17 million is included in "Other current assets" (zero at December 31, 2024) in the consolidated balance sheets.
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
5.Equity securities with a readily determinable fair value.
6.See Note 16 for classification of derivatives in the consolidated balance sheets.
7.Cost includes fair value hedge adjustment gains of $29 million at March 31, 2025 and $9 million at December 31, 2024 on $5,255 million of debt at March 31, 2025 and $5,129 million at December 31, 2024.
8.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $87 million in private market securities and $14 million in real estate at March 31, 2025 ($90 million in private market securities and $15 million in real estate at December 31, 2024). There are no redemption restrictions and the unfunded commitments on these investments were $80 million at March 31, 2025 and $81 million at December 31, 2024.

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

Fair Value Measurements on a Nonrecurring Basis
2023 Restructuring Program
In the first quarter of 2025, the Company recorded impairment charges of $5 million for asset write-downs and write-offs, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

NOTE 18 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales to external customers, which are attributed to geographic regions based on customer location, were as follows:

Sales to External Customers by Geographic Region	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
United States	$3,946	$3,829
EMEAI	3,274	3,484
Rest of World	3,211	3,452
Total	$10,431	$10,765

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows:

Long-Lived Assets by Geographic Region	Mar 31, 2025	Dec 31, 2024
In millions
United States	$15,176	$15,216
EMEAI	2,826	2,726
Rest of World	4,328	4,062
Total	$22,330	$22,004

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief operating officer, chief financial officer, general counsel and corporate secretary, and senior vice president of corporate development, together the "executive committee" and CODM, assesses performance and allocates resources. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Income (loss) before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
Three months ended Mar 31, 2025
Net sales	$5,310	$2,855	$2,071	$10,236
Cost of sales	4,765	2,822	1,845	9,432
SARD [2]	240	127	151	518
Equity in earnings (losses) of nonconsolidated affiliates	39	(58)	—	(19)
Other segment income (expense) items [3]	(2)	24	(26)	(4)
Segment Operating EBIT [4]	$342	$(128)	$49	$263
Three months ended Mar 31, 2024
Net sales	$5,430	$3,008	$2,152	$10,590
Cost of sales	4,597	2,776	1,894	9,267
SARD [2]	255	136	197	588
Equity in earnings (losses) of nonconsolidated affiliates	25	(15)	6	16
Other segment income (expense) items [3]	2	6	(26)	(18)
Segment Operating EBIT [4]	$605	$87	$41	$733
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC for the three months ended March 31, 2025 and 2024 is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Income before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Income (Loss) Before Income Taxes"	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Segment Operating EBIT	$263	$733
+ Corporate Operating EBIT	(33)	(59)
+ Interest income	28	65
- Interest expense and amortization of debt discount	216	199
+ Significant items	(416)	(91)
Income (loss) before income taxes	$(374)	$449

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
Three months ended Mar 31, 2025
Net sales	$5,310	$2,855	$2,071	$10,236	$195	$10,431
Depreciation and amortization	$360	$146	$200	$706	$8	$714
Capital expenditures	$515	$129	$41	$685	$—	$685
Operating EBIT	$342	$(128)	$49	$263	$(33)	$230
Three months ended Mar 31, 2024
Net sales	$5,430	$3,008	$2,152	$10,590	$175	$10,765
Depreciation and amortization	$371	$147	$193	$711	$9	$720
Capital expenditures	$469	$162	$83	$714	$—	$714
Operating EBIT	$605	$87	$41	$733	$(59)	$674
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
March 31, 2025
Total assets	$28,966	$11,830	$11,370	$52,166	$5,333	$57,499
Investments in nonconsolidated affiliates	$740	$348	$142	$1,230	$45	$1,275
December 31, 2024
Total assets	$29,034	$11,928	$11,170	$52,132	$5,180	$57,312
Investments in nonconsolidated affiliates	$711	$367	$146	$1,224	$42	$1,266

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Three Months Ended Mar 31, 2025
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$(1)	$—	$(1)	$(50)	$(51)
2025 Restructuring Program [2]	—	—	—	—	(207)	(207)
Loss on early extinguishment of debt [3]	—	—	—	—	(60)	(60)
Indemnification and other transaction related costs [4]	—	—	—	—	(98)	(98)
Total	$—	$(1)	$—	$(1)	$(415)	$(416)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. Also includes impairment charges related to the write-down of certain manufacturing assets, partially offset by an asset related credit adjustment. See Note 4 for additional information.
2.Severance and related benefit costs associated with the Company's 2025 Restructuring Program. See Note 4 for additional information.
3.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 9 for additional information.
4.Includes charges related to an arbitration settlement agreement for historical product claims from a divested business. See Note 10 for additional information.

Significant Items by Segment	Three Months Ended Mar 31, 2024
	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(37)	$(8)	$—	$(45)	$(46)	$(91)
Total	$(37)	$(8)	$—	$(45)	$(46)	$(91)
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

STATEMENT ON MACROECONOMIC CONDITIONS AND SECOND QUARTER OUTLOOK
Overview of Macroeconomic Conditions and the Company’s Response
Throughout the first quarter of 2025, the Company continued to face challenging market conditions, including the significant impact of slower GDP growth. Raw material, feedstock and energy costs remain high, impacting the Company’s results of operations and cash flows. In addition, the current geopolitical environment, including the impact of trade policies, has resulted in increased volatility in global markets, negatively impacting the Company’s results of operations and cash flows. The macroeconomic conditions and volatility experienced in the first quarter of 2025 are expected to persist in the near term for the Company and its industry.

Despite these challenges, the Company has maintained a strong financial position and solid liquidity and has taken proactive actions intended to mitigate impacts on its supply chain and results of operations. At the time of this filing, the ultimate impact of tariff policies and other rapidly evolving global trade measures, coupled with existing macroeconomic challenges, is uncertain. The Company is actively monitoring global trade developments to identify actions necessary to maintain competitiveness while it adapts to these new economic challenges. More information on the risks of tariffs and potential impact to the Company can be found in Part II, Item 1A. Risk Factors.

In the first quarter of 2025, Dow announced targeted cost actions to reduce structural costs by $1 billion over the next two years, while its businesses work to balance supply with profitable demand. The cost actions target areas such as third-party spending and include a workforce reduction of approximately 1,500 roles. The Company also announced reductions to its capital expenditures for 2025.

The Company announced further actions on April 24, 2025, to address ongoing macroeconomic volatility and persistently slower GDP growth:

Following a comprehensive review, the Company decided to delay construction of its Path2Zero project in Fort Saskatchewan, Alberta, Canada, until market conditions improve. Dow now expects 2025 capital expenditures for the total enterprise to be $2.5 billion, a reduction from the Company’s original plan of $3.5 billion. Dow remains committed to its Path2Zero project and the growth upside it will enable in targeted applications like pressure pipe, wire and cable, and food packaging. The project is being built at an existing Dow site in a significantly cost-advantaged geographic region and is expected to be the world’s first net-zero Scope 1 and 2 carbon dioxide equivalent emissions integrated ethylene and derivatives complex.

In addition, the Company is expanding its previously announced strategic review of select European assets, which is focused on addressing the persistently challenging demand dynamics and regulatory environment in the geographic region. Dow remains committed to completing the full review by mid-2025, including all value-creating options for its polyurethanes assets in the geographic region. The Company has identified three initial assets across all of its operating segments that it believes will require further action. The assets listed below represent higher-cost, energy intensive upstream portions of the Company’s portfolio, including potential outcomes of the review:
•Packaging & Specialty Plastics: Ethylene facility in Böhlen, Germany, resulting in idle or shut down
•Industrial Intermediates & Infrastructure: Chlor-alkali and vinyl assets in Schkopau, Germany, resulting in idle or shut down
•Performance Materials & Coatings: Basics siloxanes plant in Barry, United Kingdom, resulting in shut down

Outlook
The Company continues to implement decisive actions to address persistently slow GDP growth and increased macroeconomic and geopolitical uncertainty. The Company expects to deliver approximately $6 billion in near-term cash support. First, Dow is on track to close its sale of a minority stake in select U.S. Gulf Coast infrastructure assets to a fund managed by Macquarie Asset Management by May 1, 2025. This strategic move is expected to generate proceeds of up to approximately $3 billion in 2025. Second, Dow expects to receive greater than $1 billion in proceeds from a judgment related to a legal matter with Nova Chemicals Corporation this year. Additionally, the Company's decision to delay its Path2Zero project in Alberta, Canada will result in a total reduction of $1 billion in enterprise capital expenditures this year. Lastly, the Company remains committed to delivering at least $1 billion in targeted cost savings by 2026. Markets worldwide are awaiting additional clarity into how the tariff and global trade negotiations will land. In the meantime, the Company remains focused on managing a disciplined and balanced capital allocation approach over the cycle. These collective actions help to ensure Dow's financial flexibility and long-term competitiveness.

OVERVIEW
The following is a summary of the results for the three months ended March 31, 2025:
•The Company reported net sales in the first quarter of 2025 of $10.4 billion, down 3 percent from $10.8 billion in the first quarter of 2024, and down in all operating segments; Packaging & Specialty Plastics (down 2 percent), Industrial Intermediates & Infrastructure (down 5 percent) and Performance Materials & Coatings (down 4 percent). Net sales increased in the U.S. & Canada (up 2 percent) and decreased in EMEAI (down 6 percent), Latin America (down 13 percent) and Asia Pacific (down 3 percent).
•Volume increased 2 percent compared with the first quarter of 2024 and was mixed by operating segment; Packaging & Specialty Plastics (up 4 percent), Industrial Intermediates & Infrastructure (up 1 percent) and Performance Materials & Coatings (down 1 percent). Volume increased in the U.S. & Canada (up 5 percent), Asia Pacific (up 4 percent) and EMEAI (up 1 percent), partially offset by a decrease in Latin America (down 5 percent).
•Local price decreased 3 percent compared with the first quarter of 2024, and was down in all operating segments; Packaging & Specialty Plastics (down 4 percent), Industrial Intermediates & Infrastructure (down 4 percent) and Performance Materials & Coatings (down 2 percent). Local price was down in all geographic regions; Asia Pacific (down 6 percent), EMEAI (down 3 percent), Latin America (down 7 percent) and U.S. & Canada (down 2 percent).
•Currency had an unfavorable impact of 1 percent on net sales compared with the first quarter of 2024, driven by EMEAI (down 3 percent) and Asia Pacific (down 1 percent). Portfolio & other had an unfavorable impact of 1 percent on net sales compared with the first quarter of 2024.
•Restructuring and asset related charges - net were $208 million in the first quarter of 2025. The restructuring charges primarily consisted of severance and related benefit costs of $207 million related to the 2025 Restructuring Program, which was approved by the Dow Inc. Board of Directors ("Board") on January 27, 2025.
•Equity in losses of nonconsolidated affiliates was $20 million in the first quarter of 2025, compared with equity in earnings of nonconsolidated affiliates of $17 million in the first quarter of 2024, primarily due to lower results at the Company's Thai, Kuwait and Sadara joint ventures, partially offset by improved results at the Company's non-principal joint ventures.
•Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was a loss of $307 million and $305 million, respectively, in the first quarter of 2025, compared with income of $516 million and $521 million, respectively, in the first quarter of 2024. Earnings (loss) per share for Dow Inc. was a loss of $0.44 per share in the first quarter of 2025, compared with earnings of $0.73 per share in the first quarter of 2024.

•Cash provided by operating activities - continuing operations was $104 million in the first quarter of 2025, down $356 million compared with the first quarter of 2024.
•On January 27, 2025, the Dow Inc. Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, including a workforce reduction of approximately 1,500 roles. These targeted actions are expected to deliver $1 billion in cost savings by 2026.
•On February 13, 2025, Dow Inc. announced that its Board declared a dividend of $0.70 per share, which was paid on March 14, 2025, to shareholders of record on February 28, 2025.
•On February 21, 2025, Standard & Poor's affirmed TDCC's BBB and A-2 rating, and revised its outlook to negative from stable.
•On February 25, 2025, TDCC issued $1 billion of senior unsecured notes and announced that the proceeds would be used to complete cash tender offers for certain debt securities.
•On March 13, 2025, the Company completed cash tender offers for certain debt securities. In total, $943 million aggregate principal amount was tendered and retired.

In addition, the following events occurred subsequent to the first quarter of 2025:
•On April 10, 2025, Dow Inc. announced that its Board declared a dividend of $0.70 per share, payable on June 13, 2025, to shareholders of record as of May 30, 2025. This marks the 455th consecutive dividend paid by the Company or its affiliates since 1912.
•On April 10, 2025, Dow Inc. announced results from the 2025 Annual Stockholder Meeting, including the election of all incumbent directors, as well as Rebecca B. Liebert, president and chief executive officer of The Lubrizol Corporation, a Berkshire Hathaway company, to its Board.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Net sales	$10,431	$10,765

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Mar 31, 2025
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(4)%	(1)%	4%	(1)%	(2)%
Industrial Intermediates & Infrastructure	(4)	(2)	1	—	(5)
Performance Materials & Coatings	(2)	(1)	(1)	—	(4)
Total	(3)%	(1)%	2%	(1)%	(3)%
Total, excluding the Hydrocarbons & Energy business	(4)%	(1)%	1%	(1)%	(5)%
U.S. & Canada	(2)%	—%	5%	(1)%	2%
EMEAI	(3)	(3)	1	(1)	(6)
Asia Pacific	(6)	(1)	4	—	(3)
Latin America	(7)	—	(5)	(1)	(13)
Total	(3)%	(1)%	2%	(1)%	(3)%
1.Portfolio & Other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

Net sales in the first quarter of 2025 were $10.4 billion, down 3 percent  from $10.8 billion in the first quarter of 2024, with local price down 3 percent, volume up 2 percent, and an unfavorable impact of 1 percent from both portfolio & other and currency. Net sales decreased in all operating segments and all geographic regions, except the U.S. & Canada. Local price decreased in all geographic regions and in Packaging & Specialty Plastics (down 4 percent), Industrial Intermediates & Infrastructure (down 4 percent), and Performance Materials & Coatings (down 2 percent). Volume increased 2 percent, driven by the U.S. & Canada (up 5 percent), Asia Pacific (up 4 percent), and EMEAI (up 1 percent), partially offset by a decline in Latin America (down 5 percent). Volume increased in Packaging & Specialty Plastics (up 4 percent) and Industrial Intermediates & Infrastructure (up 1 percent), and decreased in Performance Materials & Coatings (down 1 percent). Currency unfavorably impacted net sales by 1 percent, driven by EMEAI (down 3 percent) and Asia Pacific (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 5 percent.

Cost of Sales
Cost of sales ("COS") was $9.8 billion in the first quarter of 2025, compared with $9.5 billion in the first quarter of 2024. COS increased in the first quarter of 2025 primarily due to higher raw material, global energy and feedstock costs and a charge related to an arbitration settlement agreement for historical product claims from a divested business, partially offset by decreased planned maintenance turnaround spending. COS as a percentage of net sales was 93.6 percent in the first quarter of 2025 (88.1 percent in the first quarter of 2024).

Research and Development Expenses
Research and development ("R&D") expenses totaled $200 million in the first quarter of 2025, compared with $204 million in the first quarter of 2024.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $366 million in the first quarter of 2025, compared with $442 million in the first quarter of 2024. SG&A expenses decreased in the first quarter of 2025 primarily due to reduced performance-based compensation costs and decreased bad debt expense, including the impact of a favorable resolution of a dispute with a customer.

Amortization of Intangibles
Amortization of intangibles was $76 million in the first quarter of 2025 compared with $81 million in the first quarter of 2024.

Restructuring and Asset Related Charges - Net
2025 Restructuring Program
On January 27, 2025, the Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2025 the Company recorded pretax charges of $207 million for severance and related benefits costs, related to Corporate. These actions are expected to be substantially complete by the end of 2026. See Note 4 to the Consolidated Financial Statements for additional information.

2023 Restructuring Program
Actions related to the restructuring program approved by the Board on January 25, 2023 were substantially complete at the end of the first quarter of 2025, with the exception of certain cash payments that will continue primarily through the second quarter of 2025. In the first quarter of 2025, the Company recorded an additional pretax restructuring charge of $5 million for asset write-downs and write-offs and an asset related credit adjustment of $4 million, related to Industrial Intermediates & Infrastructure. See Note 4 to the Consolidated Financial Statements for additional information.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $20 million in the first quarter of 2025, compared with equity in earnings of nonconsolidated affiliates of $17 million in the first quarter of 2024, primarily due to lower results at the Company's Thai, Kuwait and Sadara joint ventures, partially offset by improved results at the Company's non-principal joint ventures. Cash dividends from nonconsolidated affiliates were $113 million in the first quarter of 2025, compared with $92 million in the first quarter of 2024.

Sundry Income (Expense) – Net
Sundry income (expense) - net for the three months ended March 31, 2025 was income of $13 million for Dow Inc. and TDCC, compared with income of $61 million, respectively, for the three months ended March 31, 2024. The decrease in sundry income is primarily due to a loss on early extinguishment of debt and a decrease in non-operating pension and postretirement benefit plan credits, partially offset by foreign currency exchange gains.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $216 million in the first quarter of 2025, compared with $199 million in the first quarter of 2024. The increase in interest expense is primarily due to increased issuances of commercial paper during the quarter and a full quarter impact of interest expense in the first quarter of 2025 related to the $1.25 billion senior unsecured notes issued in the first quarter of 2024, slightly offset by lower interest expense on borrowings outside of the United States. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements for additional information.

Credit for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the first quarter of 2025, the Company reported a credit for income taxes of $84 million, resulting in an effective tax rate of 22.5 percent and 22.6 percent for Dow Inc. and TDCC, respectively. In the first quarter of 2024, the Company reported a credit for income taxes of $89 million, resulting in a negative effective tax rate of 19.8 percent and 19.6 percent for Dow Inc. and TDCC, respectively. The credit for income taxes for the first quarter of 2025 was primarily due to the geographic mix of earnings. The credit for income taxes for the first quarter of 2024 was primarily due to a reassessment of interest and penalties related to a tax matter in a foreign jurisdiction, for which the Company recorded a tax credit of $194 million.

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

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was a loss of $307 million, or $0.44 per share, in the first quarter of 2025, compared with income of $516 million, or $0.73 per share, in the first quarter of 2024. See Note 6 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was a loss of $305 million in the first quarter of 2025, compared with income of $521 million in the first quarter of 2024. TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
For further discussion of the Company's segments, see Part I, Item 1. Business of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 10-K"), filed with the SEC on February 4, 2025.

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief operating officer, chief financial officer, general counsel and corporate secretary, and senior vice president of corporate development, together the "executive committee" and chief operating decision maker ("CODM"), assesses performance and allocates resources. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Income (loss) before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. See Note 18 to the Consolidated Financial Statements for reconciliations of these measures.

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Net sales	$5,310	$5,430
Operating EBIT	$342	$605
Equity earnings	$39	$25

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%
Currency	(1)
Volume	4
Portfolio & other [1]	(1)
Total	(2)%
1.Portfolio & other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

Packaging & Specialty Plastics net sales were $5,310 million in the first quarter of 2025, down 2 percent from net sales of $5,430 million in the first quarter of 2024, with local price down 4 percent, volume up 4 percent and unfavorable impact of 1 percent from both currency and portfolio & other. Local price decreased in Packaging and Specialty Plastics in all geographic regions except EMEAI, which was flat, and was driven by lower pricing of downstream polymers and polyethylene. Local price decreased in Hydrocarbons & Energy, with lower pricing in EMEAI partially offset by higher pricing in the U.S. & Canada. Volume increased in Packaging and Specialty Plastics, primarily driven by Asia Pacific, and was due to an increase in nonrecurring licensing sales partially offset by lower downstream polymers and polyethylene volumes. Volume increased in Hydrocarbons & Energy in all geographic regions, led by the U.S. & Canada, primarily driven by higher energy and merchant olefins sales. Currency had an unfavorable impact on sales in both businesses and was primarily driven by EMEAI.

Operating EBIT was $342 million in the first quarter of 2025, down $263 million from Operating EBIT of $605 million in the first quarter of 2024. Operating EBIT decreased primarily due to lower integrated margins, which were partially offset by lower planned maintenance costs and an increase in non-recurring licensing sales.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Net sales	$2,855	$3,008
Operating EBIT	$(128)	$87
Equity losses	$(58)	$(15)

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%
Currency	(2)
Volume	1
Total	(5)%

Industrial Intermediates & Infrastructure net sales were $2,855 million in the first quarter of 2025, down 5 percent from net sales of $3,008 million in the first quarter of 2024, with local price down 4 percent, an unfavorable currency impact of 2 percent and volume up 1 percent. Local price decreased in both businesses and across all geographic regions, led by industrial and consumer durables applications. Currency had an unfavorable impact on sales in both businesses and was primarily driven by EMEAI. Volume increased in Industrial Solutions in all geographic regions except Latin America, primarily driven by higher volumes from improved supply availability following the outage at Louisiana Operations in the prior year. Volume decreased in Polyurethanes & Construction Chemicals in all geographic regions, driven by lower demand, particularly in industrial and consumer durables applications.

Operating EBIT was a loss of $128 million in the first quarter of 2025, down $215 million from Operating EBIT of $87 million in the first quarter of 2024. Operating EBIT decreased primarily due to lower integrated margins and lower results at the Sadara and EQUATE joint ventures, partially offset by higher volumes in Industrial Solutions.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Net sales	$2,071	$2,152
Operating EBIT	$49	$41
Equity earnings	$—	$6

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(2)%
Currency	(1)
Volume	(1)
Total	(4)%

Performance Materials & Coatings net sales were $2,071 million in the first quarter of 2025, down 4 percent from net sales of $2,152 million in the first quarter of 2024, with local price down 2 percent, volume down 1 percent, and an unfavorable currency impact of 1 percent. Consumer Solutions local price decreased across all geographic regions and was broad-based across end-markets. Local price decreased in Coatings & Performance Monomers, primarily in industrial coatings and acrylic monomers in the U.S. & Canada. Volume increased in Consumer Solutions with gains in EMEAI and Asia Pacific, which were partially offset by declines in Latin America and the U.S. & Canada. Volume increased in downstream silicones, led by consumer and electronics and home care applications, which were partially offset by declines in upstream siloxanes. Volume decreased in Coatings & Performance Monomers in all geographic regions except the U.S. & Canada, driven by lower demand in acrylic monomers, primarily in EMEAI. The unfavorable currency impact was driven by EMEAI and Asia Pacific in both businesses.

Operating EBIT was $49 million in the first quarter of 2025, up $8 million from Operating EBIT of $41 million in the first quarter of 2024. Operating EBIT increased primarily due to lower selling, general and administrative and research and development expenses and lower planned maintenance costs, partially offset by lower selling prices in both businesses.

CORPORATE

Corporate	Three Months Ended
In millions	Mar 31, 2025	Mar 31, 2024
Net sales	$195	$175
Operating EBIT	$(33)	$(59)
Equity earnings (losses)	$(1)	$1

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $195 million in the first quarter of 2025, an increase from net sales of $175 million in the first quarter of 2024.

Operating EBIT was a loss of $33 million in the first quarter of 2025, compared with a loss of $59 million in the first quarter of 2024. Operating EBIT improved primarily due to lower environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $1,465 million at March 31, 2025 and $2,189 million at December 31, 2024, of which $780 million at March 31, 2025 and $1,427 million at December 31, 2024 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At March 31, 2025, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Three Months Ended		Three Months Ended
	Mar 31, 2025	Mar 31, 2024	Mar 31, 2025	Mar 31, 2024
In millions
Cash provided by (used for):
Operating activities - continuing operations	$104	$460	$112	$469
Operating activities - discontinued operations	(13)	4	—	—
Operating activities	$91	$464	$112	$469
Investing activities	$(401)	$(271)	$(401)	$(271)
Financing activities	$(521)	$566	$(542)	$561

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first three months of 2025 and 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
In millions
Current assets	$16,328	$16,590	$16,275	$16,565
Current liabilities	10,586	10,288	10,502	10,210
Net working capital	$5,742	$6,302	$5,773	$6,355
Current ratio	1.54:1	1.61:1	1.55:1	1.62:1

Working Capital Metrics	Three Months Ended
	Mar 31, 2025	Mar 31, 2024

Days sales outstanding in trade receivables	42	42
Days sales in inventory	61	60
Days payables outstanding	59	61

Cash provided by operating activities from discontinued operations in the first three months of 2025 and 2024 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first three months of 2025 and 2024 were primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $685 million in the first three months of 2025, compared with $714 million in the first three months of 2024. The Company has reduced its expected full year capital spending to approximately $2.5 billion. The primary driver for the decrease is the Company’s decision to delay construction of the Fort Saskatchewan Path2Zero project until market conditions improve. As evidenced across this and prior economic cycles, the Company will proactively adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first three months of 2025 for Dow Inc. was primarily related to payments on long-term debt and dividends paid to stockholders, which were partially offset by proceeds from issuance of long-term debt. Cash used for financing activities in the first three months of 2025 for TDCC was primarily related to payments on long-term debt and dividends paid to Dow Inc., which were partially offset by proceeds from issuance of long-term debt. Cash provided by financing activities in the first three months of 2024 was primarily due to proceeds from the issuance of long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and purchases of treasury stock. TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Three Months Ended
	Mar 31, 2025	Mar 31, 2024
In millions
Cash provided by operating activities - continuing operations (GAAP)	$104	$460
Capital expenditures	(685)	(714)
Free Cash Flow (non-GAAP)	$(581)	$(254)

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Three Months Ended
	Mar 31, 2025	Mar 31, 2024
In millions
Net income (loss) (GAAP)	$(290)	$538
+ Credit for income taxes	(84)	(89)
Income (loss) before income taxes	$(374)	$449
- Interest income	28	65
+ Interest expense and amortization of debt discount	216	199
- Significant items ¹	(416)	(91)
Operating EBIT (non-GAAP)	$230	$674
+ Depreciation and amortization	714	720
Operating EBITDA (non-GAAP)	$944	$1,394
Cash provided by operating activities - continuing operations (GAAP)	$104	$460
Cash flow from operations to net income (GAAP) [2]	N/A	85.5%
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	11.0%	33.0%
1.The three months ended March 31, 2025 includes severance and related benefit costs associated with the Company's 2025 Restructuring Program, charges related to an arbitration agreement for historical product claims from a divested business, loss on early extinguishment of debt and restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The three months ended March 31, 2024 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program and impairment charges related to write-downs of certain manufacturing assets. See Note 18 to the Consolidated Financial Statements for additional information.
2.Cash flow from operations to net income is not applicable for the three months ended March 31, 2025 due to a net loss for the period.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at March 31, 2025. Cash and committed and available forms of liquidity were $11.2 billion at March 31, 2025. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer, the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at March 31, 2025. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. Subsequent to March 31, 2025, TDCC issued commercial paper and had approximately $2.5 billion of commercial paper outstanding at April 25, 2025.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At March 31, 2025, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at March 31, 2025.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. These facilities are set to expire in November 2025. In the first three months of 2025, there were $100 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities ($112 million in sales of receivables in the first three months of 2024). At March 31, 2025, approximately $99 million of sold receivables were outstanding.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity. This facility is set to expire in November 2025. Sales of receivables under this facility were $147 million in the first three months of 2025 ($167 million in sales of receivables in the first three months of 2024). At March 31, 2025, approximately $147 million of sold receivables were outstanding. See Note 8 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. Sales of receivables under this facility were $285 million in the first three months of 2025 ($148 million sales of receivables in the first three months of 2024). At March 31, 2025, approximately $289 million of sold receivables were outstanding. See Note 8 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At March 31, 2025, the Company had monetized $200 million of its existing COLI policies' surrender value (zero at December 31, 2024). See Note 5 to the Consolidated Financial Statements for additional information.

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

Total Debt	Dow Inc.		TDCC
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
In millions
Notes payable	$136	$135	$136	$135
Long-term debt due within one year	502	497	502	497
Long-term debt	15,932	15,711	15,932	15,711
Gross debt	$16,570	$16,343	$16,570	$16,343
- Cash and cash equivalents	1,465	2,189	1,465	2,189
- Marketable securities [1]	340	383	340	383
Net debt	$14,765	$13,771	$14,765	$13,771
Total equity	$17,295	$17,851	$17,457	$18,032
Gross debt as a percent of total capitalization	48.9%	47.8%	48.7%	47.5%
Net debt as a percent of total capitalization	46.1%	43.5%	45.8%	43.3%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.46 to 1.00 at March 31, 2025. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2025. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2024 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2025.

In the first quarter of 2025, the Company issued $1 billion of senior unsecured notes. The offering included $400 million aggregate principal amount of 5.35 percent notes due 2035 and $600 million aggregate principal amount of 5.95 percent notes due 2055. The Company used the proceeds to complete cash tender offers for certain debt securities. In total, $943 million aggregate principal amount was tendered and retired. As a result, the Company recognized a pretax loss of $60 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first quarter of 2025, the Company issued an aggregate principal amount of $13 million of InterNotes®.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At March 31, 2025, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Ratings	Baa1	P-2	Negative
Standard & Poor’s	BBB	A-2	Negative

On February 21, 2025, Standard & Poor's affirmed TDCC's BBB and A-2 rating, and revised its outlook to negative from stable. Standard & Poor's decision was made as part of their annual review process and reflects the Company's supportive financial policies, scale, liquidity and cost-advantaged footprint.

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Dow Inc. Board. Dividends declared by the Board align to the Company's strategy announced in 2018 of returning approximately 45 percent of Operating Net Income to shareholders through dividends and total shareholder remuneration of approximately 65 percent of Operating Net Income, when including share repurchases, over the economic cycle. The Company defines Operating Net Income, a non-GAAP measure, as "Net income available for Dow Inc. common stockholders," excluding the impact of significant items. The following table summarizes dividends declared and paid to common stockholders of record in 2025:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 13, 2025	February 28, 2025	March 14, 2025	$0.70
April 10, 2025	May 30, 2025	June 13, 2025	$0.70

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Dow Inc. Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2025, TDCC declared and paid a dividend of $515 million to Dow Inc. ($791 million dividend declared and $698 million dividend paid to Dow Inc. for the three months ended March 31, 2024). At March 31, 2025, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the first quarter of 2025. At March 31, 2025, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding.

As part of its ongoing pension de-risking initiatives, the Company initiated the termination of certain U.S. tax-qualified pension plans which include the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008, who earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, the Company will offer participants of these plans annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025. The Company anticipates that these asset distributions will result in pension settlement charges, with the amounts dependent on various factors, including interest rates, plan asset returns, annuity pricing and participant distribution elections.

See Note 14 to the Consolidated Financial Statements, and Note 19 to the Consolidated Financial Statements included in the 2024 10-K for additional information related to the Company's pension plans.

Restructuring
The 2025 Restructuring Program is expected to result in additional cash expenditures of $207 million through the end of 2026 and consist primarily of severance and related benefits costs. Costs to implement the targeted actions are expected to result in additional cash expenditures of $10 million. These actions are expected to be substantially complete by the end of 2026.

Restructuring implementation and efficiency costs related to the 2023 Restructuring Program totaled $50 million in the first quarter of 2025 ($46 million in the first quarter of 2024).

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

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 14, 15, 16 and 19 to the Consolidated Financial Statements included in the 2024 10-K. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2024.

Contractual Obligations at Mar 31, 2025	Payments Due In
In millions	2025	2026-2027	2028-2029	2030 and beyond	Total
Dow Inc.
Expected cash requirements for interest [1]	$613	$1,528	$1,449	$9,676	$13,266
Purchase obligations [2]	2,228	4,034	3,092	15,171	24,525
Total	$2,841	$5,562	$4,541	$24,847	$37,791
1.Cash requirements for interest on long-term debt was calculated using current interest rates at March 31, 2025, and includes $158 million of various floating rate notes.
2.Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company. The increase from December 31, 2024 was primarily due to supply agreements related to the Company's Fort Saskatchewan Path2Zero project and contract term extensions.

Fair Value Measurements
See Note 17 to the Consolidated Financial Statements for information concerning fair value measurements.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2024 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 10-K. Since December 31, 2024, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2025	2024
Claims unresolved at Jan 1	5,813	6,367
Claims filed	1,025	1,109
Claims settled, dismissed or otherwise resolved	(756)	(1,198)
Claims unresolved at Mar 31	6,082	6,278
Claimants with claims against both Union Carbide and Amchem	(1,013)	(1,013)
Individual claimants at Mar 31	5,069	5,265

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 10 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 15 to the Consolidated Financial Statements included in the 2024 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 16 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2024, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first three months of 2025. For a current status of this matter, see Note 10 to the Consolidated Financial Statements.

Environmental Proceedings
On May 17, 2021, the Company received a civil complaint from the State of Texas ("State") on behalf of the Texas Commission on Environmental Quality, filed in the 250th District Court of Travis County, Texas ("Travis County District Court"). The suit alleges environmental violations at the Company's Freeport, Texas, site involving several air emissions events, which allegedly occurred at the site between 2016 and 2021. The State is seeking monetary and injunctive relief to prevent recurrence. On February 28, 2025, notice was published in the Texas Register of a proposed resolution in the form of an Agreed Final Judgment. On April 2, 2025, the Agreed Final Judgment was approved by the Travis County District Court and became effective. Pursuant to the Agreed Final Judgment, the Company must pay a $2 million civil penalty and $50,000 in attorneys’ fees, with no injunctive relief.

In October 2023, Region 6 of the U.S. Environmental Protection Agency ("EPA") conducted an inspection of the Company’s Louisiana Operations under the EPA’s Risk Management Program ("RMP"). The inspection was initiated due to an incident at the Company's Glycol-2 unit in Plaquemine, Louisiana, on July 14, 2023, as previously disclosed by the Company. The EPA published its inspection report on January 26, 2024. On January 3, 2025, the Company received a Notice Letter from the EPA’s enforcement branch, which formally alleged 21 violations of RMP and Clean Air Act requirements and offered the Company an opportunity to confer with the EPA. Discussions between the Company and EPA are ongoing.

ITEM 1A. RISK FACTORS
Since December 31, 2024, there have been no material changes to the Company's Risk Factors, except as noted below:

Global Economic Considerations: The Company operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company’s results of operations. Sales of the Company's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, duties and tariffs or changes to bilateral and regional trade agreements could result in lower sales volume, which could negatively impact the Company’s results of operations.

In the first quarter of 2025, the United States imposed tariffs on specific goods imported from certain trading partners and suggested the potential for additional widespread tariffs in the near term. Subsequently, on April 2, 2025, the United States announced new tariffs on virtually all imported goods, with the exception of goods imported from Canada and Mexico that are compliant with the United States-Mexico-Canada Agreement, a trade agreement which became effective in 2020. On April 9, 2025, the United States announced that a significant portion of its new retaliatory tariffs for most countries, with the exception of China, would be paused and most other tariffs lowered to 10 percent for 90 days. These actions are impacting bilateral trade relations, with many U.S. trading partners imposing or publicly considering retaliatory tariffs on U.S. imports. Global trade policies are rapidly evolving, with frequent changes to the planned effective dates of announced tariffs and uncertainty regarding their enforcement and duration, resulting in global financial market volatility. In addition, the United States has initiated federal investigations on certain materials and logistics of trade which could impact supply chain operations, availability of materials and other costs. The United States is also considering sector specific safeguard investigations which could further disrupt supply chain operations. Tariffs, trade policies and other government actions, including retaliatory measures, could have a negative impact on the Company’s results of operations.

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

The United States, Canada, the European Union and other countries imposed economic sanctions on Russia in response to its February 2022 invasion of Ukraine. As a result, Dow suspended purchases of feedstocks and energy from Russia and stopped all investments in Russia. Additionally, Dow reduced its product offerings and is currently supplying Russia with only limited non-sanctioned goods. These actions have not had and are not expected to have a material impact on the Company's financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of conflicts in the Middle East and potential expansion of hostilities in the region are difficult to predict and could disrupt the Company's supply chain operations, which could have a negative impact on the Company's results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2025	—	$—	—	$931
February 2025	—	$—	—	$931
March 2025	—	$—	—	$931
First quarter 2025	—	$—	—	$931
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the first quarter of 2025, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

Date: April 25, 2025

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)