Form 10-Q
period 2025-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2025-07-25
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Dow Inc. had 708,844,151 shares of common stock, $0.01 par value, outstanding at June 30, 2025. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2025, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net sales	$10,104	$10,915	$20,535	$21,680
Cost of sales	9,521	9,591	19,281	19,079
Research and development expenses	188	196	388	400
Selling, general and administrative expenses	347	390	713	832
Amortization of intangibles	63	77	139	158
Restructuring and asset related charges - net	591	—	799	45
Equity in earnings (losses) of nonconsolidated affiliates	(30)	26	(50)	43
Sundry income (expense) - net	147	76	160	137
Interest income	39	42	67	107
Interest expense and amortization of debt discount	209	197	425	396
Income (loss) before income taxes	(659)	608	(1,033)	1,057
Provision for income taxes	142	150	58	61
Net income (loss)	(801)	458	(1,091)	996
Net income attributable to noncontrolling interests	34	19	51	41
Net income (loss) available for Dow Inc. common stockholders	$(835)	$439	$(1,142)	$955

Per common share data:
Earnings (loss) per common share - basic	$(1.18)	$0.62	$(1.62)	$1.35
Earnings (loss) per common share - diluted	$(1.18)	$0.62	$(1.62)	$1.35

Weighted-average common shares outstanding - basic	709.5	703.8	708.2	704.1
Weighted-average common shares outstanding - diluted	709.5	705.3	708.2	705.5

Depreciation	$538	$488	$1,050	$969
Capital expenditures	$662	$723	$1,347	$1,437
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net income (loss)	$(801)	$458	$(1,091)	$996
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(22)	61	10	55
Cumulative translation adjustments	129	(43)	251	(165)
Pension and other postretirement benefit plans	21	17	41	34
Derivative instruments	2	(6)	(18)	(28)
Total other comprehensive income (loss)	130	29	284	(104)
Comprehensive income (loss)	(671)	487	(807)	892
Comprehensive income attributable to noncontrolling interests, net of tax	34	19	51	41
Comprehensive income (loss) attributable to Dow Inc.	$(705)	$468	$(858)	$851
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$2,399	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $72; 2024: $95)	5,426	4,756
Other	2,228	2,108
Inventories	6,701	6,544
Other current assets	958	993
Total current assets (variable interest entities restricted - 2025: $209; 2024: $55)	17,712	16,590
Investments
Investment in nonconsolidated affiliates	1,262	1,266
Other investments (investments carried at fair value - 2025: $2,033; 2024: $2,047)	2,788	3,033
Noncurrent receivables	434	380
Total investments	4,484	4,679
Property
Property	64,860	62,121
Less: Accumulated depreciation	42,384	40,117
Net property (variable interest entities restricted - 2025: $2,380; 2024: $122)	22,476	22,004
Other Assets
Goodwill	8,698	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,660; 2024: $5,394)	1,606	1,721
Operating lease right-of-use assets	1,246	1,268
Deferred income tax assets	1,424	1,257
Deferred charges and other assets	1,345	1,228
Total other assets (variable interest entities restricted - 2025: $212; 2024: $15)	14,319	14,039
Total Assets	$58,991	$57,312
Liabilities and Equity
Current Liabilities
Notes payable	$149	$135
Long-term debt due within one year	401	497
Accounts payable:
Trade	4,944	4,847
Other	1,697	1,694
Operating lease liabilities - current	325	318
Income taxes payable	314	276
Accrued and other current liabilities	2,656	2,521
Total current liabilities (variable interest entities nonrecourse - 2025: $365; 2024: $24)	10,486	10,288
Long-Term Debt (variable interest entities nonrecourse - 2025: $176; 2024: $—)	16,247	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	378	392
Pension and other postretirement benefits - noncurrent	4,765	4,736
Asbestos-related liabilities - noncurrent	665	713
Operating lease liabilities - noncurrent	982	984
Other noncurrent obligations	6,876	6,637
Total other noncurrent liabilities (variable interest entities nonrecourse - 2025: $329; 2024: $13)	13,666	13,462
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2025: 785,942,132 shares; 2024: 784,471,939 shares)	8	8
Additional paid-in capital	10,758	9,203
Retained earnings	18,766	20,909
Accumulated other comprehensive loss	(7,826)	(8,110)
Treasury stock at cost (2025: 77,097,981 shares; 2024: 80,859,145 shares)	(4,475)	(4,655)
Dow Inc.’s stockholders’ equity	17,231	17,355
Noncontrolling interests	1,361	496
Total equity	18,592	17,851
Total Liabilities and Equity	$58,991	$57,312
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2025	Jun 30, 2024
Operating Activities
Net income (loss)	$(1,091)	$996
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,438	1,402
Provision (credit) for deferred income tax	(131)	28
Earnings of nonconsolidated affiliates less than dividends received	220	156
Net periodic pension benefit credit	(50)	(95)
Pension contributions	(76)	(63)
Net gain on sales of assets, businesses and investments	(102)	(20)
Restructuring and asset related charges - net	799	45
Other net loss	104	155
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(935)	(485)
Inventories	(158)	(383)
Accounts payable	(12)	544
Other assets and liabilities, net	(372)	(988)
Cash provided by (used for) operating activities - continuing operations	(366)	1,292
Cash provided by (used for) operating activities - discontinued operations	(13)	8
Cash provided by (used for) operating activities	(379)	1,300
Investing Activities
Capital expenditures	(1,347)	(1,437)
Investment in gas field developments	(68)	(96)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	131	8
Investments in and loans to nonconsolidated affiliates	(20)	(4)
Purchases of investments	(205)	(1,072)
Proceeds from sales and maturities of investments	552	1,824
Other investing activities, net	(5)	12
Cash used for investing activities	(962)	(765)
Financing Activities
Changes in short-term notes payable	48	26
Proceeds from issuance of short-term debt greater than three months	37	40
Payments on short-term debt greater than three months	(41)	—
Proceeds from issuance of long-term debt	1,107	1,396
Payments on long-term debt	(1,114)	(183)
Collections on securitization programs, net of remittances	18	21
Purchases of treasury stock	—	(400)
Proceeds from issuance of stock	—	51
Transaction financing, debt issuance and other costs	(85)	(11)
Employee taxes paid for share-based payment arrangements	(16)	(38)
Distributions to noncontrolling interests	(56)	(47)
Proceeds from sale of noncontrolling interests	2,433	—
Dividends paid to stockholders	(990)	(984)
Cash provided by (used for) financing activities	1,341	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	253	(69)
Summary
Increase in cash, cash equivalents and restricted cash	253	337
Cash, cash equivalents and restricted cash at beginning of period	2,263	3,048
Cash, cash equivalents and restricted cash at end of period	$2,516	$3,385
Less: Restricted cash and cash equivalents, included in "Other current assets"	117	44
Cash and cash equivalents at end of period	$2,399	$3,341
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	9,195	8,942	9,203	8,880
Common stock issued/sold	—	9	—	51
Stock-based compensation	109	112	196	199
Treasury stock issuances - compensation and benefit plans	(85)	(51)	(180)	(118)
Sale of membership interest in Diamond Infrastructure Solutions (Note 17)	1,540	—	1,540	—
Other	(1)	—	(1)	—
Balance at end of period	10,758	9,012	10,758	9,012
Retained Earnings
Balance at beginning of period	20,101	21,796	20,909	21,774
Net income (loss) available for Dow Inc. common stockholders	(835)	439	(1,142)	955
Dividends to stockholders	(496)	(491)	(990)	(984)
Common control transaction	—	—	—	10
Other	(4)	(5)	(11)	(16)
Balance at end of period	18,766	21,739	18,766	21,739
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,956)	(7,814)	(8,110)	(7,681)
Other comprehensive income (loss)	130	29	284	(104)
Balance at end of period	(7,826)	(7,785)	(7,826)	(7,785)
Treasury Stock
Balance at beginning of period	(4,560)	(4,507)	(4,655)	(4,374)
Treasury stock purchases	—	(200)	—	(400)
Treasury stock issuances - compensation and benefit plans	85	51	180	118
Balance at end of period	(4,475)	(4,656)	(4,475)	(4,656)
Dow Inc.'s stockholders' equity	17,231	18,318	17,231	18,318
Noncontrolling Interests	1,361	482	1,361	482
Total Equity	$18,592	$18,800	$18,592	$18,800

Dividends declared per share of common stock	$0.70	$0.70	$1.40	$1.40
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net sales	$10,104	$10,915	$20,535	$21,680
Cost of sales	9,520	9,590	19,279	19,077
Research and development expenses	188	196	388	400
Selling, general and administrative expenses	347	390	713	832
Amortization of intangibles	63	77	139	158
Restructuring and asset related charges - net	591	—	799	45
Equity in earnings (losses) of nonconsolidated affiliates	(30)	26	(50)	43
Sundry income (expense) - net	163	74	176	135
Interest income	41	45	70	114
Interest expense and amortization of debt discount	209	197	425	396
Income (loss) before income taxes	(640)	610	(1,012)	1,064
Provision for income taxes	142	150	58	61
Net income (loss)	(782)	460	(1,070)	1,003
Net income attributable to noncontrolling interests	34	19	51	41
Net income (loss) available for The Dow Chemical Company common stockholder	$(816)	$441	$(1,121)	$962

Depreciation	$538	$488	$1,050	$969
Capital expenditures	$662	$723	$1,347	$1,437
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net income (loss)	$(782)	$460	$(1,070)	$1,003
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(22)	61	10	55
Cumulative translation adjustments	129	(43)	251	(165)
Pension and other postretirement benefit plans	21	17	41	34
Derivative instruments	2	(6)	(18)	(28)
Total other comprehensive income (loss)	130	29	284	(104)
Comprehensive income (loss)	(652)	489	(786)	899
Comprehensive income attributable to noncontrolling interests, net of tax	34	19	51	41
Comprehensive income (loss) attributable to The Dow Chemical Company	$(686)	$470	$(837)	$858
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$2,399	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $72; 2024: $95)	5,426	4,756
Other	2,236	2,116
Inventories	6,701	6,544
Other current assets	921	960
Total current assets (variable interest entities restricted - 2025: $209; 2024: $55)	17,683	16,565
Investments
Investment in nonconsolidated affiliates	1,262	1,266
Other investments (investments carried at fair value - 2025: $2,033; 2024: $2,047)	2,788	3,033
Noncurrent receivables	427	374
Total investments	4,477	4,673
Property
Property	64,860	62,121
Less accumulated depreciation	42,384	40,117
Net property (variable interest entities restricted - 2025: $2,380; 2024: $122)	22,476	22,004
Other Assets
Goodwill	8,698	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,660; 2024: $5,394)	1,606	1,721
Operating lease right-of-use assets	1,246	1,268
Deferred income tax assets	1,424	1,257
Deferred charges and other assets	1,345	1,228
Total other assets (variable interest entities restricted - 2025: $212; 2024: $15)	14,319	14,039
Total Assets	$58,955	$57,281
Liabilities and Equity
Current Liabilities
Notes payable	$149	$135
Long-term debt due within one year	401	497
Accounts payable:
Trade	4,944	4,847
Other	1,714	1,732
Operating lease liabilities - current	325	318
Income taxes payable	314	276
Accrued and other current liabilities	2,535	2,405
Total current liabilities (variable interest entities nonrecourse - 2025: $365; 2024: $24)	10,382	10,210
Long-Term Debt (variable interest entities nonrecourse - 2025: $176; 2024: $—)	16,247	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	378	392
Pension and other postretirement benefits - noncurrent	4,765	4,736
Asbestos-related liabilities - noncurrent	665	713
Operating lease liabilities - noncurrent	982	984
Other noncurrent obligations	6,737	6,503
Total other noncurrent liabilities (variable interest entities nonrecourse - 2025: $329: 2024: $13)	13,527	13,328
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	11,362	9,626
Retained earnings	13,902	16,020
Accumulated other comprehensive loss	(7,826)	(8,110)
The Dow Chemical Company’s stockholder's equity	17,438	17,536
Noncontrolling interests	1,361	496
Total equity	18,799	18,032
Total Liabilities and Equity	$58,955	$57,281
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2025	Jun 30, 2024
Operating Activities
Net income (loss)	$(1,070)	$1,003
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,438	1,402
Provision (credit) for deferred income tax	(131)	28
Earnings of nonconsolidated affiliates less than dividends received	220	156
Net periodic pension benefit credit	(50)	(95)
Pension contributions	(76)	(63)
Net gain on sales of assets, businesses and investments	(102)	(20)
Restructuring and asset related charges - net	799	45
Other net loss	105	156
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(935)	(485)
Inventories	(158)	(383)
Accounts payable	(12)	544
Other assets and liabilities, net	(412)	(988)
Cash provided by (used for) operating activities	(384)	1,300
Investing Activities
Capital expenditures	(1,347)	(1,437)
Investment in gas field developments	(68)	(96)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	131	8
Investments in and loans to nonconsolidated affiliates	(20)	(4)
Purchases of investments	(205)	(1,072)
Proceeds from sales and maturities of investments	552	1,824
Other investing activities, net	(5)	12
Cash used for investing activities	(962)	(765)
Financing Activities
Changes in short-term notes payable	48	26
Proceeds from issuance of short-term debt greater than three months	37	40
Payments on short-term debt greater than three months	(41)	—
Proceeds from issuance of long-term debt	1,107	1,396
Payments on long-term debt	(1,114)	(183)
Collections on securitization programs, net of remittances	18	21
Proceeds from issuance of stock	—	51
Transaction financing, debt issuance and other costs	(85)	(11)
Employee taxes paid for share-based payment arrangements	(16)	(38)
Distributions to noncontrolling interests	(56)	(47)
Proceeds from sale of noncontrolling interests	2,433	—
Dividends paid to Dow Inc.	(985)	(1,384)
Cash provided by (used for) financing activities	1,346	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	253	(69)
Summary
Increase in cash, cash equivalents and restricted cash	253	337
Cash, cash equivalents and restricted cash at beginning of period	2,263	3,048
Cash, cash equivalents and restricted cash at end of period	$2,516	$3,385
Less: Restricted cash and cash equivalents, included in "Other current assets"	117	44
Cash and cash equivalents at end of period	$2,399	$3,341
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	9,713	9,220	9,626	9,091
Issuance of parent company stock - Dow Inc.	—	9	—	51
Stock-based compensation	109	112	196	199
Sale of membership interest in Diamond Infrastructure Solutions (Note 17)	1,540	—	1,540	—
Balance at end of period	11,362	9,341	11,362	9,341
Retained Earnings
Balance at beginning of period	15,193	17,214	16,020	17,495
Net income (loss) available for The Dow Chemical Company common stockholder	(816)	441	(1,121)	962
Dividends to Dow Inc.	(470)	(686)	(985)	(1,477)
Other	(5)	(5)	(12)	(16)
Balance at end of period	13,902	16,964	13,902	16,964
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,956)	(7,814)	(8,110)	(7,681)
Other comprehensive income (loss)	130	29	284	(104)
Balance at end of period	(7,826)	(7,785)	(7,826)	(7,785)
The Dow Chemical Company's stockholder's equity	17,438	18,520	17,438	18,520
Noncontrolling Interests	1,361	482	1,361	482
Total Equity	$18,799	$19,002	$18,799	$19,002
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries ("TDCC" and together with Dow Inc., "Dow" or the "Company"). The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K").

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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S. Gulf Coast and became a consolidated variable interest entity effective May 1, 2025. See Notes 17 and 22 for additional information about Diamond Infrastructure Solutions.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the fourth quarter of 2024, the Company adopted the annual and interim disclosure requirements of Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments expand a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Note 23 for applicable reportable segment disclosures required by this guidance.

Accounting Guidance Issued But Not Adopted at June 30, 2025
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

SEC Final Rules Not Adopted at June 30, 2025
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

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent and 97 percent for the three and six months ended June 30, 2025, respectively (97 percent and 98 percent for the three and six months ended June 30, 2024, respectively). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2025, the Company had unfulfilled performance obligations of $762 million ($759 million at December 31, 2024) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Hydrocarbons & Energy	$1,350	$1,447	$2,928	$2,914
Packaging and Specialty Plastics	3,675	4,068	7,407	8,031
Packaging & Specialty Plastics	$5,025	$5,515	$10,335	$10,945
Industrial Solutions	$985	$1,040	$2,039	$2,068
Polyurethanes & Construction Chemicals	1,797	1,909	3,594	3,886
Other	4	2	8	5
Industrial Intermediates & Infrastructure	$2,786	$2,951	$5,641	$5,959
Coatings & Performance Monomers	$864	$928	$1,709	$1,813
Consumer Solutions	1,265	1,315	2,491	2,582
Performance Materials & Coatings	$2,129	$2,243	$4,200	$4,395
Corporate	$164	$206	$359	$381
Total	$10,104	$10,915	$20,535	$21,680

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
U.S. & Canada	$3,988	$4,191	$8,215	$8,321
EMEAI [1]	3,272	3,572	6,546	7,056
Asia Pacific	1,737	1,901	3,595	3,822
Latin America	1,107	1,251	2,179	2,481
Total	$10,104	$10,915	$20,535	$21,680
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

Revenue recognized in the first six months of 2025 from amounts included in contract liabilities at the beginning of the period was approximately $130 million (approximately $90 million in the first six months of 2024). In the first six months of 2025 and 2024, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant.

The following table summarizes contract assets and liabilities at June 30, 2025 and December 31, 2024:

Contract Assets and Liabilities	Balance Sheet Classification	Jun 30, 2025	Dec 31, 2024
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,426	$4,756
Contract assets - noncurrent	Deferred charges and other assets	$—	$2
Contract liabilities - current	Accrued and other current liabilities	$196	$244
Contract liabilities - noncurrent	Other noncurrent obligations	$1,431	$1,480

NOTE 4 – DIVESTITURES
Divestiture of Soil Fumigation Product Line
On May 1, 2025, the Company sold TeloneTM, a soil fumigation product line, and certain related assets, to TriCal Soil Solutions, Inc. ("TriCal"), a distributor and applicator of soil fumigation products, for cash proceeds of $121 million, net of costs to sell and other transaction expenses and subject to customary post-closing adjustments. Under the sale and purchase agreement, Dow retained ownership of the related production assets, which are leased to TriCal as part of a toll manufacturing arrangement that directs the Company to manufacture and deliver certain products to TriCal. These asset leases are classified as operating leases. Dow and TriCal have also entered into a site services agreement related to certain services the Company will provide to TriCal at its site in Stade, Germany. Divested assets included property with a net book value of $5 million and goodwill of $10 million. The Company recognized a pretax gain of $103 million in the second quarter of 2025, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

The Company evaluated the divestiture of its soil fumigation product line and determined the divestiture did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. As a result, the divestiture is not reported as discontinued operations.

Divestiture of Investment in DowAksa
On June 2, 2025, the Company announced it entered into a definitive agreement to sell its ownership interest in DowAksa Advanced Composites Holdings BV ("DowAksa"), a nonconsolidated affiliate, to its joint venture partner, Aksa Akrilik Kimya Sanayii A.Ş., for approximately $125 million. The Company is targeting to close the transaction in the third quarter of 2025, subject to regulatory approval and other closing conditions, and expects to record a gain on the transaction.

NOTE 5 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which include asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. For additional information on the Company's 2023 Restructuring Program and other asset related charges, see Note 5 to the Consolidated Financial Statements included in the 2024 10-K.

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

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. As a result of these actions, in the second quarter of 2025 the Company recorded pretax restructuring charges of $591 million, consisting of severance and related benefit costs of $154 million, asset write-downs and write-offs of $334 million and costs associated with exit and disposal activities of $103 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 21 for additional information on nonrecurring fair value measurements. The following table summarizes the activities related to the 2025 Restructuring Program, including segment information:

2025 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Corporate	$207	$—	$—	$207
Total restructuring charges	$207	$—	$—	$207
Reserve balance at Mar 31, 2025	$207	$—	$—	$207
Packaging & Specialty Plastics	$—	$81	$77	$158
Industrial Intermediates & Infrastructure	—	63	26	89
Performance Materials & Coatings	—	147	—	147
Corporate	154	43	—	197
Total restructuring charges	$154	$334	$103	$591
Charges against the reserve [1]	—	(334)	(103)	(437)
Cash payments	(16)	—	—	(16)
Reserve balance at Jun 30, 2025	$345	$—	$—	$345
1.Costs associated with exit and disposal activities relate to asset retirement obligations.

At June 30, 2025, $178 million of the restructuring reserve balance was included in "Accrued and other current liabilities" and $167 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $798 million inception-to-date under the 2025 Restructuring Program, consisting of severance and related benefit costs of $361 million, asset write-downs and write-offs of $334 million and costs associated with exit and disposal activities of $103 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions and costs associated with the Company's restructuring actions, are expected to result in additional cash expenditures of approximately $225 million. Restructuring implementation costs totaled $5 million for the three and six months ended June 30, 2025.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2025 Restructuring Program included charges for severance and related benefit costs of $361 million. At June 30, 2025, $16 million in severance payments had been made.

Asset Write-downs and Write-offs
The 2025 Restructuring Program included charges related to the write-down and write-off of assets totaling $334 million. Details regarding the asset write-downs and write-offs are as follows:

•Packaging & Specialty Plastics recorded a charge to rationalize its global asset footprint by shutting down an ethylene facility in Böhlen, Germany by the end of 2027.
•Industrial Intermediates & Infrastructure recorded a charge to primarily rationalize its global asset footprint by shutting down certain chlor-alkali and vinyl assets in Schkopau, Germany by the end of 2027.
•Performance Materials & Coatings recorded a charge to primarily rationalize its global asset footprint by shutting down a basics siloxanes plant in Barry, United Kingdom by mid-year 2026.
•Corporate recorded charges related to the write-down of certain Company owned and leased non-manufacturing facilities and other assets.

Costs Associated with Exit and Disposal Activities
The Company accrued additional asset retirement obligations of $111 million in the second quarter of 2025 associated with the asset shutdowns noted above, resulting in charges of $103 million after the impact of estimated recoveries. See Note 14 for additional information related to the Company’s asset retirement obligations. It is reasonably possible the Company will incur approximately $60 million of future charges related to costs associated with exit and disposal activities.

In addition, the Company is assessing potential environmental remediation activities associated with the asset actions noted above, which could result in additional charges and cash payments in the future. The Company intends to continue operating other assets at the sites impacted by these actions.

2023 Restructuring Program
Actions related to the restructuring program approved by the Board on January 25, 2023, were complete at the end of the second quarter of 2025. In the first quarter of 2025, the Company recorded an additional pretax restructuring charge of $5 million for asset write-downs and write-offs and an asset related credit adjustment of $4 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income, related to Industrial Intermediates & Infrastructure. See Note 21 for additional information on nonrecurring fair value measurements. Restructuring implementation and efficiency costs were zero and $50 million for the three and six months ended June 30, 2025, respectively ($56 million and $102 million for the three and six months ended June 30, 2024, respectively).

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Non-operating pension and other postretirement benefit plan net credits [1]	$36	$61	$74	$122
Foreign exchange gains (losses) [2]	4	(12)	11	(35)
Gain (loss) on sales of other assets and investments	(2)	10	(5)	19
Gain on divestiture of soil fumigation product line [3]	103	—	103	—
Gain (loss) on early extinguishment of debt [4]	—	5	(60)	5
Indemnification and other transaction related costs [5]	(17)	1	(17)	1
Other - net	23	11	54	25
Total sundry income (expense) – net	$147	$76	$160	$137
1.See Note 18 for additional information.
2.Foreign exchange losses for the three months ended June 30, 2024 relate primarily to exposures in the Argentine peso, while losses in the six months ended June 30, 2024 relate primarily to exposures in the Egyptian pound and Argentine peso.
3.See Note 4 for additional information.
4.See Note 13 for additional information.
5.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. and Corteva, Inc. as part of the separation and distribution.

Sundry income (expense) - net for TDCC for the three and six months ended June 30, 2025 and 2024 is substantially the same as that of Dow Inc. and, therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Jun 30, 2025	Dec 31, 2024
In millions
Gross cash value	$535	$558
Less: Existing drawdowns [1]	200	—
Less: Accrued interest on drawdowns [2]	3	—
Investments in company-owned life insurance [3]	$332	$558
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At June 30, 2025, outstanding obligations confirmed as valid under the SCF program were $306 million ($291 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

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

In the second quarter of 2025, the Company reported a provision for income taxes of $142 million, resulting in a negative effective tax rate of 21.5 percent ($150 million in the second quarter of 2024, resulting in an effective tax rate of 24.7 percent). For the first six months of 2025, the Company reported a provision for income taxes of $58 million, resulting in a negative effective tax rate of 5.6 percent ($61 million for the first six months of 2024, resulting in an effective tax rate of 5.8 percent).

The provision for income taxes for the three and six months ended June 30, 2025 was unfavorably impacted by the recording of valuation allowances in certain foreign jurisdictions of $242 million as well as losses attributable to jurisdictions for which no tax benefit can be recognized, and a tax credit of $89 million related to the sale of a portion of the Company's membership interest in its wholly owned subsidiary, Diamond Infrastructure Solutions, resulting in a negative effective tax rate for both periods. See Note 17 for additional information related to the Diamond Infrastructure Solutions transaction. In the first quarter of 2024, the Company recorded a tax credit of $194 million related to a reassessment of interest and penalties on a tax matter in a foreign jurisdiction, resulting in a reduced effective tax rate for the first six months of 2024.

NOTE 8 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and six months ended June 30, 2025 and 2024. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net income (loss)	$(801)	$458	$(1,091)	$996
Net income attributable to noncontrolling interests	34	19	51	41
Net income attributable to participating securities [1]	4	3	7	6
Net income (loss) attributable to common stockholders	$(839)	$436	$(1,149)	$949
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Earnings (loss) per common share - basic	$(1.18)	$0.62	$(1.62)	$1.35
Earnings (loss) per common share - diluted	$(1.18)	$0.62	$(1.62)	$1.35

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Weighted-average common shares outstanding - basic	709.5	703.8	708.2	704.1
Plus dilutive effect of equity compensation plans [1]	—	1.5	—	1.4
Weighted-average common shares outstanding - diluted	709.5	705.3	708.2	705.5
Stock units excluded from EPS calculations [2]	19.6	9.4	17.2	9.1
1.The three and six months ended June 30, 2025 reflect a net loss and, as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
2.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2025	Dec 31, 2024
In millions
Finished goods	$3,764	$3,773
Work in process	1,365	1,323
Raw materials	845	822
Supplies	1,137	1,039
Total	$7,111	$6,957
Adjustment of inventories to the LIFO basis	(410)	(413)
Total inventories	$6,701	$6,544

NOTE 10 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 11 to the Consolidated Financial Statements included in the 2024 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets are shown in the following table:

Investments in Nonconsolidated Affiliates	Jun 30, 2025	Dec 31, 2024
In millions
Investment in nonconsolidated affiliates	$1,262	$1,266
Other noncurrent obligations	(792)	(568)
Net investment in nonconsolidated affiliates	$470	$698

At June 30, 2025, the Company had a negative investment balance in Sadara Chemical Company of $717 million included in "Other noncurrent obligations" (negative $517 million at December 31, 2024) in the consolidated balance sheets. The increased negative investment in Sadara Chemical Company at June 30, 2025 is due to equity losses generated during the first six months of 2025 driven by the impact of challenging macroeconomic conditions.

At June 30, 2025, the Company had a negative investment balance in EQUATE Petrochemical Company K.S.C.C of $75 million included in "Other noncurrent obligations" (negative $51 million at December 31, 2024) in the consolidated balance sheets. The increase in the negative investment was driven by dividends distributed to shareholders, partially offset by equity earnings in the first six months of 2025.

NOTE 11 – GOODWILL
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2024	$5,118	$1,092	$2,355	$8,565
Divestiture	—	(10)	—	(10)
Foreign currency impact	12	5	126	143
Net goodwill at Jun 30, 2025	$5,130	$1,087	$2,481	$8,698

Goodwill Impairment Testing
During the second quarter of 2025, the Company identified potential indicators of goodwill impairment due to announced restructuring actions and ongoing macroeconomic challenges. As a result, the Company evaluated whether the fair value of any reporting unit may be less than its carrying amount. This assessment indicated that the Consumer Solutions reporting unit, part of the Performance Materials & Coatings segment, required an interim quantitative goodwill impairment test as of June 30, 2025. The test concluded that no goodwill impairment existed, as the fair value of the Consumer Solutions reporting unit exceeded its carrying value. Fair value was estimated using a discounted cash flow model that incorporated current market conditions and the anticipated effects of the restructuring actions. Key assumptions included projected revenue growth, discount rate, tax rate, terminal value, currency exchange rates, and long-term raw material and energy price forecasts.

NOTE 12 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe (collectively, "the Programs"), which are set to expire in November 2025. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three and six months ended June 30, 2025 and 2024. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 14 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, "the Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three and six months ended June 30, 2025 and 2024.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three and six months ended June 30, 2025 and 2024:

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Proceeds received from new transfers	$24	$623	$538	$1,050

The following table provides the balances related to the Programs and the Facilities at June 30, 2025 and December 31, 2024:

Balances Related to Transfers of Accounts Receivable	Jun 30, 2025	Dec 31, 2024
In millions
Balance outstanding	$34	$287
Accounts receivable derecognized	$5	$278
Amounts recognized in the consolidated balance sheets:
Accrued and other current liabilities [1]	$29	$9
1. Represents amounts collected from customers and not yet remitted by the Company.

NOTE 13 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Jun 30, 2025	Dec 31, 2024
In millions
Notes payable to banks and other lenders	$149	$135
Period-end average interest rates	28.81%	36.03%

Long-Term Debt	2025 Average Rate	Jun 30, 2025	2024 Average Rate	Dec 31, 2024
In millions
Promissory notes and debentures:
Final maturity 2025	4.55%	$208	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029 [1]	7.53%	951	7.58%	1,368
Final maturity 2030	2.10%	818	2.10%	818
Final maturity 2031 and thereafter [1]	5.41%	10,223	5.37%	9,192
Other facilities:
Foreign currency notes and loans, various rates and maturities [1]	2.11%	2,250	2.01%	2,540
InterNotes®, varying maturities through 2053	4.53%	756	4.31%	661
Medium-term notes, maturity 2025	4.75%	1	4.75%	1
Finance lease obligations [2]		1,066		939
Unamortized debt discount and issuance costs		(225)		(244)
Long-term debt due within one year [3]		(401)		(497)
Long-term debt		$16,247		$15,711
1.Cost includes net fair value hedge adjustment gains of $43 million at June 30, 2025 ($9 million at December 31, 2024). See Note 20 for additional information.
2.See Note 15 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Jun 30, 2025
In millions
2025	$317
2026	$152
2027	$771
2028	$742
2029	$1,054
2030	$953

2025 Activity
In the first quarter of 2025, the Company completed debt neutral liability management activities. The Company issued $1 billion of senior unsecured notes. The offering included $400 million aggregate principal amount of 5.35 percent notes due 2035 and $600 million aggregate principal amount of 5.95 percent notes due 2055. The Company used the proceeds to complete cash tender offers for certain debt securities. In total, $943 million aggregate principal amount was tendered and retired. As a result, the Company recognized a pretax loss of $60 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first six months of 2025, the Company issued an aggregate principal amount of $107 million of InterNotes®. Additionally, the Company repaid $125 million of long-term debt at maturity.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Jun 30, 2025
In millions	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	June 2030	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2025	Floating rate
Bilateral Revolving Credit Facility	175	175	September 2025	Floating rate
Bilateral Revolving Credit Facility	300	300	November 2025	Floating rate
Bilateral Revolving Credit Facility	300	300	February 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2026	Floating rate
Bilateral Revolving Credit Facility	375	375	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2026	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	May 2027	Floating rate
Bilateral Revolving Credit Facility	350	350	June 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	November 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	300	300	May 2028	Floating rate
Total committed and available credit facilities	$8,400	$8,400

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2025. For additional information on the Company's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2024 10-K.

NOTE 14 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2024 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2025, the Company had accrued obligations of $1,071 million for probable environmental remediation and restoration costs ($1,113 million at December 31, 2024), including $224 million for the remediation of Superfund sites ($234 million at December 31, 2024). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2025 activity, it was determined that no adjustment to the accrual was required at June 30, 2025.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $745 million at June 30, 2025 ($791 million at December 31, 2024). At June 30, 2025, approximately 26 percent of the recorded claim liability related to pending claims and approximately 74 percent related to future claims.

Legacy Matters
Groundwater Matters
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Groundwater Matters"). The costs associated with these Groundwater Matters were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of certain Groundwater Matters related to wells deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims and accrued a charge based on the estimate. In the second quarter of 2025, the Company completed a reassessment study of these Groundwater Matters based on current known factors, resulting in a reduced estimate of the cost of pending and future claims. As a result, the Company recorded a pretax credit of $106 million, included in "Cost of sales" in the consolidated statements of income and related to Corporate. In the second quarter of 2025, the Company settled a separate claim related to Groundwater Matters at a water storage district, resulting in a pretax charge of $64 million, included in "Cost of sales" in the consolidated statements of income and related to Corporate.

At June 30, 2025, the total liability related to settled claims and the probable and estimable settlement of all alleged Groundwater Matters was $99 million ($155 million at December 31, 2024), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and it has determined that the Company's exposure to liability, if any, is not probable or estimable at June 30, 2025.

Other Legacy Matters
On October 10, 2024, the Company executed a settlement agreement related to arbitration for historical product claims from a divested business. As a result, the Company recorded a pretax charge of $75 million in the third quarter of 2024, which was paid in the fourth quarter of 2024. Arbitration on the matter was concluded on March 11, 2025, and, as a result, the Company recorded an additional pretax charge of $98 million in the first quarter of 2025, which is included in "Cost of sales" in the consolidated statements of income, related to Corporate, and was paid in the second quarter of 2025.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
In 2019, The Court of King's Bench of Alberta, Canada ("Court") signed a judgment ordering Nova Chemicals Corporation ("Nova") to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) for damages the Company incurred through 2012 related to the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada, for which the Company received payment in October 2019 and March 2020. At June 30, 2025, $201 million ($201 million at December 31, 2024) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

On June 10, 2025, the Court signed a separate judgment ordering Nova to pay the Company an additional amount of $1.62 billion Canadian dollars (equivalent to approximately $1.2 billion U.S. dollars) for damages the Company incurred through June 2018, which had not been previously quantified. The Court again found that Nova failed to operate the companies' jointly-owned ethylene asset at full capacity during this time and, furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production, depriving the Company of millions of pounds of ethylene. The award includes interest to April 7, 2025, but excludes subsequent interest and legal costs. While the judgment is subject to appeal, payment of the judgment is required and Dow expects to receive the additional cash proceeds by the end of 2025.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Jun 30, 2025			Dec 31, 2024
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,229	$144	2038	$1,456	$155

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

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is $5 million at June 30, 2025 ($239 million at December 31, 2024). The Company expects receivable collections and remittances to occur within the next six months.

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

Asset Retirement Obligations
Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. As a result of the asset shutdowns included in the restructuring activities discussed in Note 5, the Company accrued additional asset retirement obligations of $111 million in the second quarter of 2025. At June 30, 2025, the aggregate carrying amount of the Company's asset retirement obligations was $300 million ($174 million at December 31, 2024), which was included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 15 – LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2024 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2025 and 2024 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Operating lease cost	$109	$110	$215	$217
Finance lease cost
Amortization of right-of-use assets - finance	32	28	64	55
Interest on lease liabilities - finance	12	12	24	22
Total finance lease cost	44	40	88	77
Short-term lease cost	87	88	167	162
Variable lease cost	283	265	538	523
Sublease income	(1)	(3)	(3)	(5)
Total lease cost	$522	$500	$1,005	$974

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$222	$223
Operating cash flows for finance leases	$24	$22
Financing cash flows for finance leases	$54	$61
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$108	$119
Finance leases	$165	$168

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2025 and 2024 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Unrealized Gains (Losses) on Investments
Beginning balance	$(211)	$(259)	$(243)	$(253)
Unrealized gains (losses) on investments	(25)	65	15	80
Tax (expense) benefit	2	(2)	(5)	(20)
Net unrealized gains (losses) on investments	(23)	63	10	60
(Gains) losses reclassified from AOCL to net income (loss) [1]	1	(3)	—	(7)
Tax expense (benefit) [2]	—	1	—	2
Net (gains) losses reclassified from AOCL to net income (loss)	1	(2)	—	(5)
Other comprehensive income (loss), net of tax	(22)	61	10	55
Ending balance	$(233)	$(198)	$(233)	$(198)
Cumulative Translation Adjustments
Beginning balance	$(1,941)	$(2,013)	$(2,063)	$(1,891)
Gains (losses) on foreign currency translation	129	(39)	255	(155)
Tax (expense) benefit	12	—	15	(3)
Net gains (losses) on foreign currency translation	141	(39)	270	(158)
(Gains) losses reclassified from AOCL to net income (loss) [3]	(12)	(4)	(19)	(7)
Other comprehensive income (loss), net of tax	129	(43)	251	(165)
Ending balance	$(1,812)	$(2,056)	$(1,812)	$(2,056)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(5,700)	$(5,469)	$(5,720)	$(5,486)
Gains (losses) arising during the period	1	1	1	—
Amortization of net loss and prior service credits reclassified from AOCL to net income (loss) [4]	26	21	52	43
Tax expense (benefit) [2]	(6)	(5)	(12)	(9)
Net loss and prior service credits reclassified from AOCL to net income (loss)	20	16	40	34
Other comprehensive income (loss), net of tax	21	17	41	34
Ending balance	$(5,679)	$(5,452)	$(5,679)	$(5,452)
Derivative Instruments
Beginning balance	$(104)	$(73)	$(84)	$(51)
Gains (losses) on derivative instruments	6	(13)	(9)	(46)
Tax (expense) benefit	(4)	8	(6)	11
Net gains (losses) on derivative instruments	2	(5)	(15)	(35)
(Gains) losses reclassified from AOCL to net income (loss) [5]	1	(1)	(3)	9
Tax expense (benefit) [2]	(1)	—	—	(2)
Net (gains) losses reclassified from AOCL to net income (loss)	—	(1)	(3)	7
Other comprehensive income (loss), net of tax	2	(6)	(18)	(28)
Ending balance	$(102)	$(79)	$(102)	$(79)
Total AOCL ending balance	$(7,826)	$(7,785)	$(7,826)	$(7,785)
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

On May 1, 2025, TDCC sold 40 percent of the membership interests of its wholly owned subsidiary, Diamond Infrastructure Solutions, a dedicated infrastructure company, to InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management, a global infrastructure and energy asset manager, in exchange for cash proceeds of approximately $2.4 billion, included in "Proceeds from sale of noncontrolling interests" in the consolidated statements of cash flows. Under the terms of the sale and purchase agreement, InfraPark has the option to purchase up to an additional 9 percent of Diamond Infrastructure Solutions' membership interests within six months of the closing date of the sale in exchange for additional cash proceeds of up to $600 million. Diamond Infrastructure Solutions and its subsidiaries own and operate certain non-product producing energy, environmental, pipeline and other related infrastructure assets located at five of the Company's manufacturing sites on the U.S. Gulf Coast and provides infrastructure services to Dow manufacturing assets and other third-party tenants at these locations. InfraPark's ownership is accounted for as a noncontrolling interest in Diamond Infrastructure Solutions. The transaction resulted in an increase in "Additional paid-in capital" of $1,540 million, recorded in the consolidated balance sheets and the consolidated statements of equity, and an increase in "Noncontrolling interests" of $834 million, recorded in the consolidated balance sheets.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2025 and 2024:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Balance at beginning of period	$507	$492	$496	$501
Net income attributable to noncontrolling interests	34	19	51	41
Distributions to noncontrolling interests [1]	(26)	(25)	(48)	(39)
Cumulative translation adjustments	12	(4)	28	(20)
Sale of noncontrolling interests	834	—	834	—
Other	—	—	—	(1)
Balance at end of period	$1,361	$482	$1,361	$482
1. Includes dividends paid to a joint venture of $8 million for the three and six months ended June 30, 2025 ($8 million for the three and six months ended June 30, 2024) which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income.

NOTE 18 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2024 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Defined Benefit Pension Plans
Service cost	$11	$14	$21	$28
Interest cost	249	250	495	502
Expected return on plan assets	(322)	(343)	(641)	(689)
Amortization of prior service credit	(3)	(4)	(6)	(7)
Amortization of net loss	41	36	81	71
Net periodic benefit credit	$(24)	$(47)	$(50)	$(95)

Other Postretirement Benefit Plans
Service cost	$1	$1	$2	$2
Interest cost	11	11	20	22
Amortization of net gain	(12)	(11)	(23)	(21)
Net periodic benefit cost (credit)	$—	$1	$(1)	$3

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 19 – STOCK-BASED COMPENSATION
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

There was minimal grant activity in the second quarter of 2025.

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

In the first quarter of 2025, employees subscribed to the right to purchase approximately 3.2 million shares under the 2021 ESPP. In the second quarter of 2025, due to the change in the Company's stock price, employees now have the right to purchase approximately 3.9 million shares. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2025. The shares will be delivered to employees in the fourth quarter of 2025.

NOTE 20 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2024 10-K.

Refer to Note 21 for a summary of the fair value of financial instruments at June 30, 2025 and December 31, 2024.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the six months ended June 30, 2025 and 2024:

Investing Results	Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024
Proceeds from sales of available-for-sale securities	$220	$1,291
Gross realized gains	$5	$19
Gross realized losses	$(5)	$(12)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Jun 30, 2025	Cost	Fair Value
In millions
Within one year	$120	$113
One to five years	1,151	1,058
Six to ten years	407	403
After ten years	544	447
Total	$2,222	$2,021

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and six months ended June 30, 2025. There was $1 million of net unrealized gains recognized in earnings on equity securities for the three months ended June 30, 2025 (no unrealized gains or losses for the three months ended June 30, 2024). There was $2 million of net unrealized losses recognized in earnings on equity securities for the six months ended June 30, 2025 (no unrealized gains or losses for the six months ended June 30, 2024).

Investments in Equity Securities	Jun 30, 2025	Dec 31, 2024
In millions
Readily determinable fair value	$12	$14
Not readily determinable fair value	$145	$153

Derivative Instruments
The notional amounts of the Company's derivative instruments at June 30, 2025 and December 31, 2024 were as follows:

Notional Amounts [1]	Jun 30, 2025	Dec 31, 2024
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$2,572	$1,870
Foreign currency contracts	$6,148	$3,144
Derivatives not designated as hedging instruments:
Interest rate contracts	$884	$14
Foreign currency contracts	$20,332	$9,244
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at June 30, 2025 and December 31, 2024 were as follows:

Commodity Notionals [1]	Jun 30, 2025	Dec 31, 2024	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	4.7	3.2	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.8	1.1	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maximum Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2027
Foreign currency contracts	2026
Commodity contracts	2028

The following table provides the fair value and balance sheet classification of derivative instruments at June 30, 2025 and December 31, 2024:

Fair Value of Derivative Instruments	Jun 30, 2025			Dec 31, 2024
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$99	$(68)	$31	$20	$(20)	$—
Interest rate contracts [4]	20	(16)	4	—	—	—
Foreign currency contracts [3]	57	(56)	1	33	(15)	18
Foreign currency contracts [4]	1	(1)	—	—	—	—
Commodity contracts [3]	136	(110)	26	25	(14)	11
Commodity contracts [4]	108	(95)	13	46	(36)	10
Total	$421	$(346)	$75	$124	$(85)	$39
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$5	$(4)	$1	$—	$—	$—
Interest rate contracts [4]	1	(1)	—	—	—	—
Foreign currency contracts [3]	93	(83)	10	74	(16)	58
Commodity contracts [3]	31	(14)	17	16	(1)	15
Commodity contracts [4]	5	(4)	1	4	(3)	1
Total	$135	$(106)	$29	$94	$(20)	$74
Total asset derivatives	$556	$(452)	$104	$218	$(105)	$113
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$70	$(68)	$2	$46	$(20)	$26
Interest rate contracts [6]	16	(16)	—	—	—	—
Foreign currency contracts [5]	155	(56)	99	75	(15)	60
Foreign currency contracts [6]	1	(1)	—	40	—	40
Commodity contracts [5]	139	(113)	26	16	(14)	2
Commodity contracts [6]	103	(96)	7	37	(36)	1
Total	$484	$(350)	$134	$214	$(85)	$129
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$4	$(4)	$—	$1	$—	$1
Interest rate contracts [6]	1	(1)	—	—	—	—
Foreign currency contracts [5]	183	(83)	100	27	(16)	11
Commodity contracts [5]	33	(18)	15	8	(1)	7
Commodity contracts [6]	5	(4)	1	4	(3)	1
Total	$226	$(110)	$116	$40	$(20)	$20
Total liability derivatives	$710	$(460)	$250	$254	$(105)	$149
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $15 million at June 30, 2025 ($16 million at December 31, 2024). No cash collateral was posted by counterparties with the Company at June 30, 2025 and December 31, 2024.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$—	$—	$13	$(23)	$33	$(23)
Excluded components [3,5]	4	(4)	(1)	(42)	—	—	—	—
Cash flow hedges:
Interest rate contracts [3]	(1)	—	—	1	—	(7)	(1)	(9)
Foreign currency contracts [6]	36	(8)	30	(21)	3	4	5	5
Foreign currency contracts [7]	(15)	—	(15)	—	—	—	—	—
Commodity contracts [6]	(17)	7	(11)	22	(5)	7	(1)	(1)
Excluded components [5,6]	—	—	—	(6)	(2)	(3)	(3)	(4)
Excluded components [7]	7	—	7	—	3	—	3	—
Net foreign investment hedges:
Foreign currency contracts	(55)	6	(82)	8	—	—	—	—
Excluded components [5,7]	4	4	31	10	12	4	19	7
Total derivatives designated as hedging instruments	$(37)	$5	$(41)	$(28)	$24	$(18)	$55	$(25)
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$—	$2	$1	$2	$1
Foreign currency contracts [7]	—	—	—	—	(156)	29	(212)	60
Commodity contracts [6]	—	—	—	—	(12)	(6)	(17)	2
Total return swap [6]	—	—	—	—	35	4	24	26
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$(131)	$28	$(203)	$89
Total derivatives	$(37)	$5	$(41)	$(28)	$(107)	$10	$(148)	$64
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Jun 30, 2025
In millions
Cash flow hedges:
Interest rate contracts	$(3)
Commodity contracts	$(3)
Foreign currency contracts	$(21)
Excluded components	$2
Net foreign investment hedges:
Excluded components	$23

NOTE 21 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2024 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Jun 30, 2025				Dec 31, 2024
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$234	$—	$—	$234	$96	$—	$—	$96
Money market funds	Level 2	841	—	—	841	1,164	—	—	1,164
Marketable securities [2]	Level 2	393	—	(87)	306	453	—	(70)	383
Other investments:
Debt securities: [3]
Government debt [4]	Level 2	1,132	14	(106)	1,040	1,103	13	(123)	993
Corporate bonds	Level 1	17	—	(1)	16	18	—	(1)	17
Corporate bonds	Level 2	873	9	(69)	813	954	6	(88)	872
Corporate bonds	Level 3	200	—	(48)	152	200	—	(49)	151
Equity securities [3,5]	Level 1	4	8	—	12	4	10	—	14
Derivatives relating to: [6]
Interest rates	Level 2	—	125	—	125	—	20	—	20
Foreign currency	Level 2	—	151	—	151	—	107	—	107
Commodities	Level 1	—	15	—	15	—	4	—	4
Commodities	Level 2	—	265	—	265	—	87	—	87
Total assets at fair value					$3,970				$3,908
Liabilities at fair value:
Long-term debt including debt due within one year [7]	Level 2	$(16,648)	$1,543	$(435)	$(15,540)	$(16,208)	$1,487	$(484)	$(15,205)
Guarantee liability [8]	Level 3				(144)				(155)
Derivatives relating to: [6]
Interest rates	Level 2	—	—	(91)	(91)	—	—	(47)	(47)
Foreign currency	Level 2	—	—	(339)	(339)	—	—	(142)	(142)
Commodities	Level 1	—	—	(17)	(17)	—	—	(1)	(1)
Commodities	Level 2	—	—	(263)	(263)	—	—	(64)	(64)
Total liabilities at fair value					$(16,394)				$(15,614)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits. At June 30, 2025, $216 million is included in "Cash and cash equivalents" ($96 million at December 31, 2024) and $18 million is included in "Other current assets" (zero at December 31, 2024) in the consolidated balance sheets.
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
6.See Note 20 for classification of derivatives in the consolidated balance sheets.
7.Cost includes fair value hedge adjustment gains of $43 million at June 30, 2025 and $9 million at December 31, 2024 on $5,538 million of debt at June 30, 2025 and $5,129 million at December 31, 2024.
8.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $83 million in private market securities and $14 million in real estate at June 30, 2025 ($90 million in private market securities and $15 million in real estate at December 31, 2024). There are no redemption restrictions and the unfunded commitments on these investments were $79 million at June 30, 2025 and $81 million at December 31, 2024.

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

Fair Value Measurements on a Nonrecurring Basis
2025 Restructuring Program
In the second quarter of 2025, the Company recorded a charge for asset write-downs and write-offs, including the write-down of certain manufacturing facilities, corporate assets, leased, non-manufacturing facilities and other miscellaneous assets. The manufacturing facilities, corporate assets and certain leased, non-manufacturing facilities and other miscellaneous assets associated with this plan were written down to zero. In addition, impairments of certain leased, non-manufacturing facilities and other miscellaneous assets, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to a fair value of $110 million using unobservable inputs. The Company recorded impairment charges of $334 million for asset write-downs and write-offs, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($81 million), Industrial Intermediates & Infrastructure ($63 million), Performance Materials & Coatings ($147 million) and Corporate ($43 million).

2023 Restructuring Program
In the first quarter of 2025, the Company recorded impairment charges of $5 million for asset write-downs and write-offs, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

NOTE 22 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") not discussed below can be found in Note 23 to the Consolidated Financial Statements included in the 2024 10-K.

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

Infrastructure Entity
The Company has variable interests in Diamond Infrastructure Solutions, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S Gulf Coast as discussed in Note 17. The Company's variable interests relate to its membership interest and the service contracts between Diamond Infrastructure Solutions and Dow, under which a majority of the infrastructure services are provided to Dow using pass-through and cost-plus pricing. Diamond Infrastructure Solutions became a variable interest entity effective with the noncontrolling interest transaction on May 1, 2025. Dow is deemed the primary beneficiary as a result of decision rights held as the majority member.

The following table summarizes the carrying amounts of Diamond Infrastructure Solutions' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2025. Amounts presented are adjusted for intercompany eliminations.

Assets and Liabilities of Diamond Infrastructure Solutions	Jun 30, 2025
In millions
Other current assets	$163
Net property	2,259
Other noncurrent assets	196
Total assets [1]	$2,618
Current liabilities	$338
Long-term debt	176
Other noncurrent obligations	316
Total liabilities [2]	$830
1.All assets were restricted at June 30, 2025.
2.All liabilities were nonrecourse at June 30, 2025.

In addition, the Company holds a variable interest and is the primary beneficiary of other joint ventures and entities. The following table summarizes the carrying amounts of other entities' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024:

Assets and Liabilities of Other Consolidated VIEs	Jun 30, 2025	Dec 31, 2024
In millions
Cash and cash equivalents	$9	$22
Other current assets	275	250
Net property	121	122
Other noncurrent assets	16	15
Total assets [1]	$421	$409
Current liabilities	$27	$24
Other noncurrent obligations	13	13
Total liabilities [2]	$40	$37
1.Restricted assets totaled $183 million and $192 million at June 30, 2025 and December 31, 2024, respectively.
2.All liabilities were nonrecourse at June 30, 2025 and December 31, 2024.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2025 and December 31, 2024 are adjusted for intercompany eliminations.

NOTE 23 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales to external customers, which are attributed to geographic regions based on customer location, were as follows:

Sales to External Customers by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
United States	$3,725	$3,909	$7,671	$7,738
EMEAI	3,272	3,572	6,546	7,056
Rest of World	3,107	3,434	6,318	6,886
Total	$10,104	$10,915	$20,535	$21,680

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows:

Long-Lived Assets by Geographic Region	Jun 30, 2025	Dec 31, 2024
In millions
United States	$15,050	$15,216
EMEAI	2,785	2,726
Rest of World	4,641	4,062
Total	$22,476	$22,004

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

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
Three months ended Jun 30, 2025
Net sales	$5,025	$2,786	$2,129	$9,940
Cost of sales	4,728	2,832	1,814	9,374
SARD [2]	221	116	147	484
Equity in earnings (losses) of nonconsolidated affiliates	7	(39)	1	(31)
Other segment income (expense) items [3]	(12)	16	(17)	(13)
Segment Operating EBIT [4]	$71	$(185)	$152	$38
Three months ended Jun 30, 2024
Net sales	$5,515	$2,951	$2,243	$10,709
Cost of sales	4,616	2,803	1,915	9,334
SARD [2]	253	127	157	537
Equity in earnings (losses) of nonconsolidated affiliates	55	(31)	2	26
Other segment income (expense) items [3]	2	17	(27)	(8)
Segment Operating EBIT [4]	$703	$7	$146	$856
Six months ended Jun 30, 2025
Net sales	$10,335	$5,641	$4,200	$20,176
Cost of sales	9,493	5,654	3,659	18,806
SARD [2]	461	243	298	1,002
Equity in earnings (losses) of nonconsolidated affiliates	46	(97)	1	(50)
Other segment income (expense) items [3]	(14)	40	(43)	(17)
Segment Operating EBIT [4]	$413	$(313)	$201	$301
Six months ended Jun 30, 2024
Net sales	$10,945	$5,959	$4,395	$21,299
Cost of sales	9,213	5,579	3,809	18,601
SARD [2]	508	263	354	1,125
Equity in earnings (losses) of nonconsolidated affiliates	80	(46)	8	42
Other segment income (expense) items [3]	4	23	(53)	(26)
Segment Operating EBIT [4]	$1,308	$94	$187	$1,589
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC for the three and six months ended June 30, 2025 and 2024 is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Income (loss) before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Income (Loss) Before Income Taxes"	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Segment Operating EBIT	$38	$856	$301	$1,589
+ Corporate Operating EBIT	(59)	(37)	(92)	(96)
+ Interest income	39	42	67	107
- Interest expense and amortization of debt discount	209	197	425	396
+ Significant items	(468)	(56)	(884)	(147)
Income (loss) before income taxes	$(659)	$608	$(1,033)	$1,057

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
Three months ended Jun 30, 2025
Net sales	$5,025	$2,786	$2,129	$9,940	$164	$10,104
Depreciation and amortization	$369	$153	$192	$714	$10	$724
Capital expenditures	$510	$102	$50	$662	$—	$662
Operating EBIT	$71	$(185)	$152	$38	$(59)	$(21)
Three months ended Jun 30, 2024
Net sales	$5,515	$2,951	$2,243	$10,709	$206	$10,915
Depreciation and amortization	$343	$141	$191	$675	$7	$682
Capital expenditures	$475	$170	$78	$723	$—	$723
Operating EBIT	$703	$7	$146	$856	$(37)	$819
Six months ended Jun 30, 2025
Net sales	$10,335	$5,641	$4,200	$20,176	$359	$20,535
Depreciation and amortization	$729	$299	$392	$1,420	$18	$1,438
Capital expenditures	$1,025	$231	$91	$1,347	$—	$1,347
Operating EBIT	$413	$(313)	$201	$301	$(92)	$209
Six months ended Jun 30, 2024
Net sales	$10,945	$5,959	$4,395	$21,299	$381	$21,680
Depreciation and amortization	$714	$288	$384	$1,386	$16	$1,402
Capital expenditures	$944	$332	$161	$1,437	$—	$1,437
Operating EBIT	$1,308	$94	$187	$1,589	$(96)	$1,493
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Jun 30, 2025
Total assets	$29,791	$12,252	$11,585	$53,628	$5,363	$58,991
Investments in nonconsolidated affiliates [1]	$686	$386	$145	$1,217	$45	$1,262
Dec 31, 2024
Total assets	$29,034	$11,928	$11,170	$52,132	$5,180	$57,312
Investments in nonconsolidated affiliates [1]	$711	$367	$146	$1,224	$42	$1,266
1.See Note 10 for additional information regarding the Company's investments in nonconsolidated affiliates.

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment
In millions	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Operating Segment Total	Corp.	Total
Three months ended Jun 30, 2025
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	$(158)	$(89)	$(147)	$(394)	$(197)	$(591)
Implementation costs [2]	—	—	—	—	(5)	(5)
Net gain on divestitures and asset sale [3]	—	103	—	103	—	103
Litigation related charges, awards and adjustments [4]	—	—	—	—	42	42
Indemnification and other transaction related costs [5]	—	—	—	—	(17)	(17)
Total significant items by segment	$(158)	$14	$(147)	$(291)	$(177)	$(468)
Six months ended Jun 30, 2025
Restructuring, implementation and efficiency costs, and asset related charges - net [6]	$—	$(1)	$—	$(1)	$(50)	$(51)
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	(158)	(89)	(147)	(394)	(404)	(798)
Implementation costs [2]	—	—	—	—	(5)	(5)
Net gain on divestitures and asset sale [3]	—	103	—	103	—	103
Litigation related charges, awards and adjustments [4]	—	—	—	—	42	42
Loss on early extinguishment of debt [7]	—	—	—	—	(60)	(60)
Indemnification and other transaction related costs [5]	—	—	—	—	(115)	(115)
Total significant items by segment	$(158)	$13	$(147)	$(292)	$(592)	$(884)
1.Severance and related benefit costs and impairment charges related to the write-down of certain manufacturing facilities, corporate assets, leased non-manufacturing facilities and other miscellaneous assets associated with the Company's 2025 Restructuring Program. See Note 5 for additional information.
2.Implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of the Company's wholly owned subsidiary, Diamond Infrastructure Solutions.
3.Related to a gain on the sale of the soil fumigation product line. See Note 4 for additional information.
4.Includes a gain associated with the reassessment of liabilities for certain accrued Groundwater Matters, partially offset by the settlement of a separate claim related to water storage district Groundwater Matters. See Note 14 for additional information.
5.Charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. The six months ended June 30, 2025 also includes a charge related to an arbitration settlement agreement for historical product claims from a divested business. See Note 14 for additional information.
6.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The six months ended June 30, 2024 also includes impairment charges related to the write-down of certain manufacturing assets, partially offset by an asset related credit adjustment. See Note 5 for additional information.
7.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 13 for additional information.

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Jun 30, 2024
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$—	$—	$—	$(56)	$(56)
Six months ended Jun 30, 2024
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(37)	$(8)	$—	$(45)	$(102)	$(147)
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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S. Gulf Coast and became a consolidated variable interest entity effective May 1, 2025. The term "EMEAI" refers to the geographic region of Europe, Middle East, Africa and India.

Dow's website and its content are not deemed incorporated by reference into this report.

STATEMENT ON MACROECONOMIC CONDITIONS AND THIRD QUARTER OUTLOOK
Overview of Macroeconomic Conditions and the Company’s Response
The Company has continued to face challenging market conditions, including the significant impact of slower global GDP growth, through the second quarter of 2025. Industry overcapacity due to newer entrants exporting at anti-competitive economics has, and is expected to continue to, negatively impact the Company’s results of operations and cash flows. In addition, the current uncertain geopolitical environment, including the impact of trade policies, has resulted in increased volatility in global markets, also negatively impacting the Company’s results of operations and cash flows. The macroeconomic conditions and volatility experienced in the first six months of 2025 are expected to persist in the near term for the Company and the industry alike.

Despite these challenges, the Company has maintained a strong financial position and solid liquidity and has taken actions to mitigate impacts on its supply chain and results of operations. At the time of this filing, the ultimate impact of tariff policies and other rapidly evolving global trade measures, coupled with existing macroeconomic challenges, is uncertain. The Company is actively monitoring global trade developments to identify actions necessary to maintain competitiveness while it adapts to these new economic challenges. More information on the risks of tariffs and potential impact to the Company can be found in Part II, Item 1A. Risk Factors.

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

The Company announced further actions to address ongoing macroeconomic volatility and persistently slower global GDP growth in the second quarter of 2025, including the decision to delay construction of its Path2Zero project in Fort Saskatchewan, Alberta, Canada, until market conditions improve, reducing the Company’s expected 2025 enterprise-wide capital expenditures to $2.5 billion, a reduction from the Company's original plan of $3.5 billion. Dow remains committed to its Path2Zero project and the growth upside it will enable in targeted applications like pressure pipe, wire and cable, and food packaging. The Path2Zero project is expected to be the world’s first net-zero Scope 1 and 2 carbon dioxide equivalent emissions integrated ethylene and derivatives complex.

On July 7, 2025, the Company announced additional restructuring actions, approved by its Board of Directors ("Board") on June 30, 2025, to rationalize its global asset footprint, including actions related to the three assets identified as part of the Company’s expanded strategic review of its European assets and certain corporate and other assets, and to enhance the Company’s competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs, contract termination fees and other exit and disposal costs. These actions will be completed by the Company primarily over the next four years, including the asset shut downs and completion of the related decommissioning and demolition activities. Significant actions approved to date include the following:
•Packaging & Specialty Plastics will shut down an ethylene facility in Böhlen, Germany by the end of 2027.
•Industrial Intermediates & Infrastructure will shut down chlor-alkali and vinyl assets in Schkopau, Germany by the end of 2027.
•Performance Materials & Coatings will shut down a basics siloxanes plant in Barry, United Kingdom by mid-year 2026.
•The Company will write-off certain Corporate-aligned owned and leased non-manufacturing facilities and other assets.

More information on the restructuring actions and related charges can be found in Note 5 to the Consolidated Financial Statements.

On July 24, 2025, the Company’s Board declared a quarterly dividend of $0.35 per share, adjusting the dividend by 50 percent in response to the prolonged industry downturn. The adjustment to the size of the dividend reflects the Company’s balanced capital allocation approach and enhances financial flexibility amidst a persistently challenging macroeconomic environment.

Outlook
Dow's strategic actions enable it to mitigate the dynamic factors that its industry is facing. However, signs of oversupply from newer market entrants who are exporting to various regions at anti-competitive economics require broader industry engagement and additional regulatory action to restore competitive dynamics. The commissioning of the Company's near-term growth projects, which are all operational in the third quarter of 2025, paired with its longer-term strategic investments, will increase Dow's position in higher-value applications in attractive end markets that are not exposed to this same level of anti-competitive activity. This will enable more resilient earnings and leading shareholder returns. Additionally, Dow is focused on structurally improving its cost base, optimizing its global asset footprint, and maintaining its track record of operational excellence to further strengthen the Company's competitive advantages.

OVERVIEW
The following is a summary of the results for the three months ended June 30, 2025:
•The Company reported net sales in the second quarter of 2025 of $10.1 billion, down 7 percent from $10.9 billion in the second quarter of 2024, and down in all operating segments; Packaging & Specialty Plastics (down 9 percent), Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 5 percent). Net sales decreased in all geographic regions; the U.S. & Canada (down 5 percent), EMEAI (down 8 percent), Latin America (down 12 percent) and Asia Pacific (down 9 percent).
•Local price decreased 7 percent compared with the second quarter of 2024, and was down in all operating segments; Packaging & Specialty Plastics (down 10 percent), Industrial Intermediates & Infrastructure (down 5 percent) and Performance Materials & Coatings (down 3 percent). Local price was down in all geographic regions; Latin America and Asia Pacific (both down 8 percent), EMEAI (down 7 percent) and the U.S. & Canada (down 6 percent).
•Volume decreased 1 percent compared with the second quarter of 2024 and was mixed by operating segment; Packaging & Specialty Plastics (up 1 percent), Industrial Intermediates & Infrastructure (down 2 percent) and Performance Materials & Coatings (down 3 percent). Volume increased in the U.S. & Canada (up 2 percent), and was more than offset by a decrease in EMEAI and Latin America (both down 3 percent) and Asia Pacific (down 1 percent).
•Currency had a favorable impact of 1 percent on net sales compared with the second quarter of 2024, driven by EMEAI (up 2 percent) and Asia Pacific (up 1 percent).

•Restructuring and asset related charges - net were $591 million in the second quarter of 2025. The restructuring charges primarily consisted of asset write-downs and write-offs of $334 million, severance and related benefit costs of $154 million and exit and disposals costs of $103 million related to asset actions, primarily in Europe, approved by the Board on June 30, 2025.
•Equity in losses of nonconsolidated affiliates was $30 million in the second quarter of 2025, compared with equity in earnings of nonconsolidated affiliates of $26 million in the second quarter of 2024, primarily due to lower results at the Company's Thai, Kuwait and non-principal joint ventures, partially offset by improved results at the Sadara joint venture.
•Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was a loss of $835 million and $816 million, respectively, in the second quarter of 2025, compared with income of $439 million and $441 million, respectively, in the second quarter of 2024. Earnings (loss) per share for Dow Inc. was a loss of $1.18 per share in the second quarter of 2025, compared with earnings of $0.62 per share in the second quarter of 2024.
•Cash provided by (used for) operating activities - continuing operations was a use of $470 million in the second quarter of 2025, compared with a source of $832 million in the second quarter of 2024. Cash provided by (used for) operating activities - continuing operations was down $574 million compared with the first quarter of 2025.
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
•On May 1, 2025, the Company completed the sale of 40 percent of the membership interests in its wholly owned subsidiary Diamond Infrastructure Solutions to InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management. Dow received initial cash proceeds of approximately $2.4 billion from the sale. InfraPark has the option to purchase up to an additional 9 percent of Diamond Infrastructure Solutions' member interests in exchange for additional cash proceeds of up to $600 million within six months of the closing date of the sale.
•On May 1, 2025, the Company announced the completion of the sale of TeloneTM, a soil fumigation product line, to TriCal Soil Solutions, Inc., a distributor and applicator of soil fumigation products for net cash proceeds of $121 million.
•On June 2, 2025, the Company announced it signed a sale and purchase agreement to sell its 50 percent interest in DowAksa Advanced Composites Holdings BV ("DowAksa") to its joint venture partner, Aksa Akrilik Kimya Sanayii A.Ş., for approximately $125 million. The Company is targeting to close the transaction in the third quarter of 2025.
•On June 10, 2025, The Court of King's Bench of Alberta, Canada signed a judgment ordering Nova Chemicals Corporation to pay the Company an additional amount of $1.62 billion Canadian dollars (equivalent to approximately $1.2 billion U.S. dollars) for damages the Company incurred through June 2018, which had not been previously quantified.
•On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets, and certain corporate and other assets.

In addition, the following events occurred subsequent to the second quarter of 2025:
•On July 7, 2025, Moody's Ratings announced a long-term credit rating change for TDCC from Baa1 to Baa2 and affirmed TDCC's P-2 rating and its outlook of negative.
•On July 24, 2025, Dow Inc. announced that its Board declared a dividend of $0.35 per share, payable on September 12, 2025, to shareholders of record as of August 29, 2025. This marks the 456th consecutive dividend paid by the Company or its affiliates since 1912.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net sales	$10,104	$10,915	$20,535	$21,680

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Jun 30, 2025					Six Months Ended Jun 30, 2025
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(10)%	1%	1%	(1)%	(9)%	(7)%	—%	2%	(1)%	(6)%
Industrial Intermediates & Infrastructure	(5)	1	(2)	—	(6)	(4)	—	(1)	—	(5)
Performance Materials & Coatings	(3)	1	(3)	—	(5)	(2)	—	(2)	—	(4)
Total	(7)%	1%	(1)%	—%	(7)%	(5)%	—%	1%	(1)%	(5)%
Total, excluding the Hydrocarbons & Energy business	(6)%	1%	(2)%	(1)%	(8)%	(5)%	—%	—%	(1)%	(6)%
U.S. & Canada	(6)%	—%	2%	(1)%	(5)%	(4)%	—%	3%	—%	(1)%
EMEAI	(7)	2	(3)	—	(8)	(5)	—	(1)	(1)	(7)
Asia Pacific	(8)	1	(1)	(1)	(9)	(7)	—	1	—	(6)
Latin America	(8)	—	(3)	(1)	(12)	(8)	—	(4)	—	(12)
Total	(7)%	1%	(1)%	—%	(7)%	(5)%	—%	1%	(1)%	(5)%
1.Portfolio & Other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

Net sales in the second quarter of 2025 were $10.1 billion, down 7 percent from $10.9 billion in the second quarter of 2024, with local price down 7 percent, volume down 1 percent, and a favorable currency impact of 1 percent. Net sales decreased in all operating segments and all geographic regions. Local price decreased in all geographic regions and in Packaging & Specialty Plastics (down 10 percent), Industrial Intermediates & Infrastructure (down 5 percent), and Performance Materials & Coatings (down 3 percent). Volume decreased 1 percent, driven by EMEAI and Latin America (both down 3 percent) and Asia Pacific (down 1 percent), partially offset by an increase in the U.S. & Canada (up 2 percent). Volume increased in Packaging & Specialty Plastics (up 1 percent) and decreased in Industrial Intermediates & Infrastructure (down 2 percent) and Performance Materials & Coatings (down 3 percent). Currency favorably impacted net sales by 1 percent, driven by EMEAI (up 2 percent) and Asia Pacific (up 1 percent). Portfolio & other unfavorably impacted net sales in Packaging & Specialty Plastics (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 8 percent.

Net sales for the first six months of 2025 were $20.5 billion, down 5 percent from $21.7 billion in the same period last year, with local price down 5 percent, portfolio & other down 1 percent, and volume up 1 percent. Net sales decreased in all operating segments and all geographic regions. Local price decreased in all geographic regions and in Packaging & Specialty Plastics (down 7 percent), Industrial Intermediates & Infrastructure (down 4 percent), and Performance Materials & Coatings (down 2 percent). Volume increased 1 percent, driven by the U.S. & Canada (up 3 percent) and Asia Pacific (up 1 percent), partially offset by declines in Latin America (down 4 percent) and EMEAI (down 1 percent). Volume increased in Packaging & Specialty Plastics (up 2 percent) and decreased in Industrial Intermediates & Infrastructure (down 1 percent) and Performance Materials & Coatings (down 2 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 6 percent.

Cost of Sales
Cost of sales ("COS") was $9.5 billion in the second quarter of 2025, compared with $9.6 billion in the second quarter of 2024. COS decreased in the second quarter of 2025 primarily due to lower raw material and feedstock costs, decreased planned maintenance turnaround spending, adjustments to legacy groundwater contamination matters and the impact of the Company's cost reduction initiatives, partially offset by the impact of lower operating rates. For the first six months of 2025, COS was $19.3 billion, compared with $19.1 billion in the first six months of 2024. COS for the first six months of 2025 increased primarily due to the impact of lower operating rates and a charge related to an arbitration settlement agreement for historical product claims from a divested business, partially offset by adjustments to legacy groundwater contamination matters, lower raw material and feedstock costs and decreased planned maintenance turnaround spending. COS as a percentage of net sales was 94.2 percent in the second quarter of 2025 (87.9 percent in the second quarter of 2024) and 93.9 percent for the first six months of 2025 (88.0 percent for the first six months of 2024).

Research and Development Expenses
Research and development ("R&D") expenses totaled $188 million in the second quarter of 2025, compared with $196 million in the second quarter of 2024. R&D expenses for the first six months of 2025 were $388 million, compared with $400 million in the first six months of 2024. R&D expenses for the three and six months ended June 30, 2025 decreased primarily due to the Company's cost reduction initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $347 million in the second quarter of 2025, compared with $390 million in the second quarter of 2024. SG&A expenses decreased in the second quarter of 2025 primarily due to the impact of lower third-party purchased services. For the first six months of 2025, SG&A expenses were $713 million, compared with $832 million in the first six months of 2024. SG&A expenses for the first six months of 2025 decreased primarily due to lower third-party purchased services and decreased bad debt expense, including the impact of a favorable resolution of a dispute with a customer.

Amortization of Intangibles
Amortization of intangibles was $63 million in the second quarter of 2025 compared with $77 million in the second quarter of 2024. In the first six months of 2025, amortization of intangibles was $139 million, compared with $158 million in the first six months of 2024. Amortization of intangibles decreased primarily due to certain intangible assets becoming fully amortized in 2025.

Restructuring and Asset Related Charges - Net
2025 Restructuring Program
On January 27, 2025, the Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2025 the Company recorded pretax charges of $207 million for severance and related benefits costs, related to Corporate. These actions are expected to be substantially complete by the end of 2026. See Note 5 to the Consolidated Financial Statements for additional information.

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. As a result of these actions, in the second quarter of 2025 the Company recorded pretax restructuring charges of $591 million, consisting of severance and related benefit costs of $154 million, asset write-downs and write-offs of $334 million and costs associated with exit and disposal activities of $103 million. Restructuring charges by segment were as follows: $158 million in Packaging & Specialty Plastics, $89 million in Industrial Intermediates & Infrastructure, $147 million in Performance Materials & Coatings and $197 million in Corporate. See Note 5 to the Consolidated Financial Statements for additional information.

2023 Restructuring Program
Actions related to the restructuring program approved by the Board on January 25, 2023 were complete at the end of the second quarter of 2025. In the first quarter of 2025, the Company recorded an additional pretax restructuring charge of $5 million for asset write-downs and write-offs and an asset related credit adjustment of $4 million, related to Industrial Intermediates & Infrastructure. See Note 5 to the Consolidated Financial Statements for additional information.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $30 million in the second quarter of 2025, compared with equity in earnings of nonconsolidated affiliates of $26 million in the second quarter of 2024. The Company's share of equity in losses of nonconsolidated affiliates was $50 million for the first six months of 2025, compared with equity in earnings of nonconsolidated affiliates of $43 million for the first six months of 2024. The decrease in both periods was primarily driven by lower results at the Company's Thai, Kuwait and non-principal joint ventures, partially offset by improved results at the Sadara joint venture. Cash dividends from nonconsolidated affiliates were $170 million for the first six months of 2025, compared with $199 million for the first six months of 2024.

Sundry Income (Expense) – Net
Sundry income (expense) - net for the three months ended June 30, 2025 was income of $147 million and $163 million for Dow Inc. and TDCC, respectively, compared with income of $76 million and $74 million, respectively, for the three months ended June 30, 2024. The second quarter of 2025 included a gain from the divestiture of the Company's soil fumigation product line, non-operating pension and postretirement benefit plan credits, and foreign currency exchange gains. The second quarter of 2024 included non-operating pension and postretirement benefit plan credits, gains on the sales of assets and investments and foreign currency exchange losses. See Note 6 to the Consolidated Financial Statements for additional information.

Sundry income (expense) - net for the six months ended June 30, 2025 was income of $160 million and $176 million for Dow Inc. and TDCC, respectively, compared with income of $137 million and $135 million, respectively, for the six months ended June 30, 2024. The first six months of 2025 included a gain from the divestiture of the Company's soil fumigation product line, non-operating pension and postretirement benefit plan credits, and foreign currency exchange gains, partially offset by a loss on early extinguishment of debt. The first six months of 2024 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, partially offset by foreign currency exchange losses. See Note 6 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $209 million in the second quarter of 2025, compared with $197 million in the second quarter of 2024. Interest expense and amortization of debt discount was $425 million in the first six months of 2025, compared with $396 million in the first six months of 2024. The increase in interest expense is primarily due to increased issuances of commercial paper during the first six months of 2025. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements for additional information.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the second quarter of 2025, the Company reported a provision for income taxes of $142 million, resulting in a negative effective tax rate of 21.5 percent and 22.2 percent for Dow Inc. and TDCC, respectively. In the second quarter of 2024, the Company reported a provision for income taxes of $150 million, resulting in an effective tax rate of 24.7 percent and 24.6 percent for Dow Inc. and TDCC, respectively. For the first six months of 2025, the Company reported a provision for income taxes of $58 million, resulting in a negative effective tax rate of 5.6 percent and 5.7 percent for Dow Inc. and TDCC, respectively. For the first six months of 2024, the Company reported a provision for income taxes of $61 million, resulting in an effective tax rate of 5.8 percent and 5.7 percent for Dow Inc. and TDCC, respectively.

The provision for income taxes for the three and six months ended June 30, 2025 was unfavorably impacted by the recording of valuation allowances in certain foreign jurisdictions of $242 million as well as losses attributable to jurisdictions for which no tax benefit can be recognized, and a tax credit of $89 million related to the sale of a portion of the Company's membership interest in its wholly owned subsidiary, Diamond Infrastructure Solutions, resulting in a negative effective tax rate for both periods. See Note 17 to the Consolidated Financial Statements for additional information related to the Diamond Infrastructure Solutions transaction. In the first quarter of 2024, the Company recorded a tax credit of $194 million related to a reassessment of interest and penalties on a tax matter in a foreign jurisdiction, resulting in a reduced effective tax rate for the first six months of 2024.

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

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Company is currently evaluating the impact of The Act on its results of operations and will recognize the related tax impacts in the period of enactment.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $34 million in the second quarter of 2025, compared with $19 million in the second quarter of 2024. Net income attributable to noncontrolling interests was $51 million in the first six months of 2025, compared with $41 million for the first six months of 2024. The increase in net income attributable to noncontrolling interests was primarily driven by the sale of 40 percent of the membership interests of the Company's wholly owned subsidiary, Diamond Infrastructure Solutions, in the second quarter of 2025. See Notes 17 and 22 to the Consolidated Financial Statements for additional information.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was a loss of $835 million, or $1.18 per share, in the second quarter of 2025, compared with income of $439 million, or $0.62 per share, in the second quarter of 2024. Net income (loss) available for Dow Inc. common stockholders was a loss of $1,142 million, or $1.62 per share, in the first six months of 2025, compared with income of $955 million, or $1.35 per share, in the first six months of 2024. See Note 8 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was a loss of $816 million in the second quarter of 2025, compared with income of $441 million in the second quarter of 2024. Net income (loss) available for the TDCC common stockholder was a loss of $1,121 million in the first six months of 2025, compared with income of $962 million in the first six months of 2024. TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
For further discussion of the Company's segments, see Part I, Item 1. Business of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 10-K"), filed with the SEC on February 4, 2025.

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief operating officer, chief financial officer, general counsel and corporate secretary, and senior vice president of corporate development, together the "executive committee" and chief operating decision maker ("CODM"), assesses performance and allocates resources. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Income (loss) before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. See Note 23 to the Consolidated Financial Statements for reconciliations of these measures.

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net sales	$5,025	$5,515	$10,335	$10,945
Operating EBIT	$71	$703	$413	$1,308
Equity earnings	$7	$55	$46	$80

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2025	Jun 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(10)%	(7)%
Currency	1	—
Volume	1	2
Portfolio & other [1]	(1)	(1)
Total	(9)%	(6)%
1.Portfolio & other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

Packaging & Specialty Plastics net sales were $5,025 million in the second quarter of 2025, down 9 percent from net sales of $5,515 million in the second quarter of 2024, with local price down 10 percent, portfolio & other down 1 percent and both volume and currency up 1 percent. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower pricing of polyethylene and functional polymers. Local price decreased in Hydrocarbons & Energy, driven by EMEAI and the U.S. & Canada and primarily in aromatics. Volume decreased in Packaging and Specialty Plastics, in all geographic regions except EMEAI, driven by lower volumes in functional polymers and a decrease in nonrecurring licensing sales, partially offset by higher polyethylene volumes. Volume increased in Hydrocarbons & Energy, primarily due to higher energy sales in the U.S. & Canada. Currency had a favorable impact on sales in both businesses and was primarily driven by EMEAI.

Operating EBIT was $71 million in the second quarter of 2025, down $632 million from Operating EBIT of $703 million in the second quarter of 2024. Operating EBIT decreased primarily due to lower integrated margins and equity earnings at the Company's non-principal, EQUATE and Thai joint ventures, which were partially offset by the impact of the Company's cost reduction initiatives and lower planned maintenance costs.

Packaging & Specialty Plastics net sales were $10,335 million in the first six months of 2025, down 6 percent from net sales of $10,945 million in the first six months of 2024, with local price down 7 percent, portfolio & other down 1 percent, and volume up 2 percent. Local price decreased in Packaging and Specialty Plastics in all geographic regions, primarily driven by lower pricing of polyethylene and functional polymers. Local price decreased in Hydrocarbons & Energy, driven by EMEAI and the U.S. & Canada and primarily in aromatics. Volume increased in Packaging and Specialty Plastics, with higher volumes in Asia Pacific and EMEAI partially offset by a decline in Latin America, driven by an increase in nonrecurring licensing sales partially offset by lower functional polymers volumes. Volume increased in Hydrocarbons & Energy, primarily due to higher energy sales in the U.S. & Canada.

Operating EBIT was $413 million in the first six months of 2025, down $895 million from Operating EBIT of $1,308 million in the first six months of 2024. Operating EBIT decreased primarily due to lower integrated margins, partially offset by lower planned maintenance costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net sales	$2,786	$2,951	$5,641	$5,959
Operating EBIT	$(185)	$7	$(313)	$94
Equity losses	$(39)	$(31)	$(97)	$(46)

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2025	Jun 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(5)%	(4)%
Currency	1	—
Volume	(2)	(1)
Total	(6)%	(5)%

Industrial Intermediates & Infrastructure net sales were $2,786 million in the second quarter of 2025, down 6 percent from net sales of $2,951 million in the second quarter of 2024, with local price down 5 percent, volume down 2 percent and a favorable currency impact of 1 percent. Local price decreased in both businesses, led by declines in Asia Pacific and EMEAI and in consumer durables, industrial, and building and construction applications. Volume decreased in Polyurethanes & Construction Chemicals, primarily in EMEAI, and was driven by lower demand, particularly in industrial applications. Volume increased in Industrial Solutions, with higher volumes in the U.S. & Canada and EMEAI partially offset by a decline in Asia Pacific, and was primarily driven by increased demand for energy applications. Currency had a favorable impact on sales in both businesses and was driven by EMEAI and Asia Pacific.

Operating EBIT was a loss of $185 million in the second quarter of 2025, down $192 million from Operating EBIT of $7 million in the second quarter of 2024. Operating EBIT decreased primarily driven by lower selling prices in both businesses and higher planned maintenance activity, partially offset by the impact of the Company's cost reduction initiatives.

Industrial Intermediates & Infrastructure net sales were $5,641 million in the first six months of 2025, down 5 percent from net sales of $5,959 million in the first six months of 2024, with local price down 4 percent and volume down 1 percent. Local price decreased in both businesses and across all geographic regions, led by industrial, consumer durables and building and construction applications. Volume decreased in Polyurethanes & Construction Chemicals, driven by declines in EMEAI and Latin America, primarily in industrial, mobility and consumer durables applications. Volume increased in Industrial Solutions, with higher volumes in the U.S. & Canada and EMEAI primarily in energy and industrial applications..

Operating EBIT was a loss of $313 million in the first six months of 2025, down $407 million from Operating EBIT of $94 million in the first six months of 2024. Operating EBIT decreased primarily due to margin compression, higher planned maintenance activity and lower results at the EQUATE and Sadara joint ventures.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net sales	$2,129	$2,243	$4,200	$4,395
Operating EBIT	$152	$146	$201	$187
Equity earnings	$1	$2	$1	$8

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2025	Jun 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(3)%	(2)%
Currency	1	—
Volume	(3)	(2)
Total	(5)%	(4)%

Performance Materials & Coatings net sales were $2,129 million in the second quarter of 2025, down 5 percent from net sales of $2,243 million in the second quarter of 2024, with local price and volume both down 3 percent and a favorable currency impact of 1 percent. Consumer Solutions local price decreased across all geographic regions, led by consumer and electronics and building and infrastructure applications. Local price decreased in Coatings & Performance Monomers in all geographic regions, led by acrylic monomers. Volume decreased in Consumer Solutions, driven by EMEAI and Asia Pacific. Volume declined in upstream siloxanes, partially offset by gains in downstream silicones, led by consumer and electronics applications. Volume decreased in Coatings & Performance Monomers in all geographic regions, primarily driven by lower demand for coatings applications, as building and construction end-markets continue to be challenged. The favorable currency impact was driven by EMEAI and Asia Pacific in both businesses.

Operating EBIT was $152 million in the second quarter of 2025, up $6 million from Operating EBIT of $146 million in the second quarter of 2024. Operating EBIT increased primarily due to margin expansion from lower input costs and the impact of the Company's cost reduction initiatives, partially offset by lower volumes in both businesses.

Performance Materials & Coatings net sales were $4,200 million in the first six months of 2025 compared with net sales of $4,395 million in the first six months of 2024, with local price and volume both down 2 percent. Consumer Solutions local price decreased across all geographic regions and was broad-based across end-markets. Local price decreased in Coatings & Performance Monomers in all geographic regions, primarily in acrylic monomers and architectural coatings. Volume decreased in Consumer Solutions with declines in EMEAI and Asia Pacific, while the U.S. & Canada and Latin America were flat. Volume decreased in upstream siloxanes, partially offset by an increase in downstream silicones, led by consumer and electronics applications. Volume decreased in Coatings & Performance Monomers in all geographic region except the U.S. & Canada, driven by lower demand for acrylic monomers and architectural coatings.

Operating EBIT was $201 million in the first six months of 2025, up $14 million from Operating EBIT of $187 million in the first six months of 2024. Operating EBIT increased primarily due to lower selling, general and administrative and research and development expenses and lower planned maintenance costs, partially offset by margin compression in both businesses and lower equity earnings.

CORPORATE

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Net sales	$164	$206	$359	$381
Operating EBIT	$(59)	$(37)	$(92)	$(96)
Equity earnings	$1	$—	$—	$1

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $164 million in the second quarter of 2025, a decrease from net sales of $206 million in the second quarter of 2024. Net sales were $359 million in the first six months of 2025, a decrease from net sales of $381 million in the first six months of 2024.

Operating EBIT was a loss of $59 million in the second quarter of 2025, compared with a loss of $37 million in the second quarter of 2024. Operating EBIT decreased primarily due to lower income from insurance operations. Operating EBIT was a loss of $92 million in the first six months of 2025, compared with a loss of $96 million in the first six months of 2024. Operating EBIT improved primarily due to lower environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $2,399 million at June 30, 2025 and $2,189 million at December 31, 2024, of which $1,344 million at June 30, 2025 and $1,427 million at December 31, 2024 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At June 30, 2025, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
In millions
Cash provided by (used for):
Operating activities - continuing operations	$(366)	$1,292	$(384)	$1,300
Operating activities - discontinued operations	(13)	8	—	—
Operating activities	$(379)	$1,300	$(384)	$1,300
Investing activities	$(962)	$(765)	$(962)	$(765)
Financing activities	$1,341	$(129)	$1,346	$(129)

Cash Flows from Operating Activities
Cash used for operating activities from continuing operations in the first six months of 2025 was primarily driven by cash used for working capital and performance-based compensation, which were partly offset by the Company's cash earnings and dividends from equity method investments. Cash provided by operating activities from continuing operations in the first six months of 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
In millions
Current assets	$17,712	$16,590	$17,683	$16,565
Current liabilities	10,486	10,288	10,382	10,210
Net working capital	$7,226	$6,302	$7,301	$6,355
Current ratio	1.69:1	1.61:1	1.70:1	1.62:1

Working Capital Metrics	Three Months Ended
	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024

Days sales outstanding in trade receivables	47	42	43
Days sales in inventory	64	61	61
Days payables outstanding	64	59	65

Cash provided by operating activities from discontinued operations in the first six months of 2025 and 2024 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first six months of 2025 and 2024 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. The first six months of 2025 also included a cash inflow related to the sale of the soil fumigation product line and certain related assets.

The Company's capital expenditures were $1,347 million in the first six months of 2025, compared with $1,437 million in the first six months of 2024. The Company has reduced its expected full year capital spending to approximately $2.5 billion. The primary driver for the decrease is the Company’s decision to delay construction of the Fort Saskatchewan Path2Zero project until market conditions improve. As evidenced across this and prior economic cycles, the Company will proactively adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash provided by financing activities in the first six months of 2025 was primarily related to proceeds from the sale of a minority stake in the Company's consolidated infrastructure entity and proceeds from the issuance of long-term debt, which were partially offset by payments on long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in the first six months of 2024 for Dow Inc. was primarily related to dividends paid to stockholders, purchases of treasury stock and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt. Cash used for financing activities in the first six months of 2024 for TDCC was primarily related to dividends paid to Dow Inc. and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt.

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

Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)
Dow defines Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA) as "Cash provided by (used for) operating activities - continuing operations," divided by Operating EBITDA. Management believes Cash Flow Conversion is an important financial metric as it helps the Company determine how efficiently it is converting its earnings into cash flow.

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

Reconciliation of Free Cash Flow	Six Months Ended
	Jun 30, 2025	Jun 30, 2024
In millions
Cash provided by (used for) operating activities - continuing operations (GAAP)	$(366)	$1,292
Capital expenditures	(1,347)	(1,437)
Free Cash Flow (non-GAAP)	$(1,713)	$(145)

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Six Months Ended
	Jun 30, 2025	Jun 30, 2024
In millions
Net income (loss) (GAAP)	$(1,091)	$996
+ Provision for income taxes	58	61
Income (loss) before income taxes	$(1,033)	$1,057
- Interest income	67	107
+ Interest expense and amortization of debt discount	425	396
- Significant items ¹	(884)	(147)
Operating EBIT (non-GAAP)	$209	$1,493
+ Depreciation and amortization	1,438	1,402
Operating EBITDA (non-GAAP)	$1,647	$2,895
Cash provided by (used for) operating activities - continuing operations (GAAP)	$(366)	$1,292
Cash flow from operations to net income (GAAP) [2]	N/A	129.7%
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	(22.2)%	44.6%
1.The six months ended June 30, 2025 includes: severance and related benefit costs and impairment charges related to the 2025 Restructuring Program; implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of the Company's wholly owned subsidiary, Diamond Infrastructure Solutions; a gain on the sale of the soil fumigation product line; a gain associated with the reassessment of liabilities for certain accrued Groundwater Matters, partially offset by the settlement of a separate claim related to Groundwater Matters; charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution; charges related to an arbitration agreement for historical product claims from a divested business; a loss on early extinguishment of debt; restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The six months ended June 30, 2024 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program and impairment charges related to write-downs of certain manufacturing assets. See Note 23 to the Consolidated Financial Statements for additional information.
2.Cash flow from operations to net income is not applicable for the six months ended June 30, 2025 due to a net loss for the period.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations over the economic cycle and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders, share repurchases and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include TDCC's U.S. and Euromarket commercial paper programs, committed and uncommitted credit facilities, committed accounts receivable facilities, a medium-term notes program, a U.S. retail note program (“InterNotes®”) and other debt markets.

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at June 30, 2025. Cash and committed and available forms of liquidity were $12.3 billion at June 30, 2025. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer, the Company may issue debt at any time as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at June 30, 2025. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. Subsequent to June 30, 2025, TDCC issued commercial paper and had approximately $2 billion of commercial paper outstanding at July 25, 2025.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2025, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at June 30, 2025.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. These facilities are set to expire in November 2025. In the first six months of 2025, there were $106 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities ($264 million in sales of receivables in the first six months of 2024). At June 30, 2025, approximately $9 million of sold receivables were outstanding.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity. This facility is set to expire in November 2025. Sales of receivables under this facility were $147 million in the first six months of 2025 ($378 million in sales of receivables in the first six months of 2024). At June 30, 2025, approximately $13 million of sold receivables were outstanding. See Note 12 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. Sales of receivables under this facility were $285 million in the first six months of 2025 ($408 million sales of receivables in the first six months of 2024). At June 30, 2025, approximately $12 million of sold receivables were outstanding. See Note 12 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At June 30, 2025, the Company had monetized $200 million of its existing COLI policies' surrender value (zero at December 31, 2024). See Note 6 to the Consolidated Financial Statements for additional information.

Shelf Registration - U.S.
On June 13, 2025, Dow Inc. and TDCC filed a shelf registration statement with the U.S. Securities and Exchange Commission. The shelf indicates that Dow Inc. may offer common stock; preferred stock; depositary shares; debt securities; guarantees; warrants to purchase common stock, preferred stock and debt securities; and stock purchase contracts and stock purchase units, with pricing and availability of any such offerings depending on market conditions. The shelf also indicates that TDCC may offer debt securities, guarantees and warrants to purchase debt securities, with pricing and availability of any such offerings depending on market conditions. In the third quarter of 2025, TDCC intends to file a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under InterNotes®. Also, in the third quarter of 2025, TDCC intends to file a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under a medium-term notes program.

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

Total Debt	Dow Inc.		TDCC
	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
In millions
Notes payable	$149	$135	$149	$135
Long-term debt due within one year	401	497	401	497
Long-term debt	16,247	15,711	16,247	15,711
Gross debt	$16,797	$16,343	$16,797	$16,343
- Cash and cash equivalents	2,399	2,189	2,399	2,189
- Marketable securities [1]	307	383	307	383
Net debt	$14,091	$13,771	$14,091	$13,771
Total equity	$18,592	$17,851	$18,799	$18,032
Gross debt as a percent of total capitalization	47.5%	47.8%	47.2%	47.5%
Net debt as a percent of total capitalization	43.1%	43.5%	42.8%	43.3%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.45 to 1.00 at June 30, 2025. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2025. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2024 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2025.

In the first quarter of 2025, the Company completed debt neutral liability management activities. The Company issued $1 billion of senior unsecured notes. The offering included $400 million aggregate principal amount of 5.35 percent notes due 2035 and $600 million aggregate principal amount of 5.95 percent notes due 2055. The Company used the proceeds to complete cash tender offers for certain debt securities. In total, $943 million aggregate principal amount was tendered and retired. As a result, the Company recognized a pretax loss of $60 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first six months of 2025, the Company issued an aggregate principal amount of $107 million of InterNotes®. Additionally, the Company repaid $125 million of long-term debt at maturity.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2025, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB+	F1	Stable
Moody’s Ratings	Baa2	P-2	Negative
Standard & Poor’s	BBB	A-2	Negative

On February 21, 2025, Standard & Poor's affirmed TDCC's BBB and A-2 rating, and revised its outlook to negative from stable. Standard & Poor's decision was made as part of their annual review process and reflects the Company's supportive financial policies, scale, liquidity and cost-advantaged footprint. On July 7, 2025, Moody's Ratings announced a long-term credit rating change for TDCC from Baa1 to Baa2 and affirmed TDCC's P-2 rating and its outlook of negative. Moody's Ratings decision was made to reflect the impact of current market conditions on the Company's earnings, including the impact of global trade policy uncertainty and capacity additions in the industry, while recognizing the Company's strong asset base, strategic cost actions and long-term commitment to maintaining investment-grade quality.

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Board. On July 24, 2025, the Company announced a 50 percent reduction to its dividend declared for the third quarter of 2025. The following table summarizes dividends declared and paid to common stockholders of record in 2025:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 13, 2025	February 28, 2025	March 14, 2025	$0.70
April 10, 2025	May 30, 2025	June 13, 2025	$0.70
July 24, 2025	August 29, 2025	September 12, 2025	$0.35

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended June 30, 2025, TDCC declared and paid a dividend of $470 million to Dow Inc. ($985 million for the six months ended June 30, 2025). At June 30, 2025, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the second quarter of 2025 (zero in the first six months of 2025). At June 30, 2025, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent of Operating Net Income over the economic cycle.

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

See Note 18 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2024 10-K for additional information related to the Company's pension plans.

Restructuring
The 2025 Restructuring Program is expected to result in additional cash expenditures of $700 million primarily over the next four years and consist primarily of severance and related benefits costs, implementation costs related to decommissioning and demolition and additional costs associated with exit and disposal activities. Restructuring implementation costs totaled $5 million for the three and six months ended June 30, 2025.

Restructuring implementation and efficiency costs related to the 2023 Restructuring Program were zero and $50 million for the three and six months ended June 30, 2025, respectively ($56 million and $102 million for the three and six months ended June 30, 2024, respectively).

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

Contractual Obligations at Jun 30, 2025	Payments Due In
In millions	2025	2026-2027	2028-2029	2030 and beyond	Total
Dow Inc.
Expected cash requirements for interest [1]	$417	$1,557	$1,474	$9,846	$13,294
Purchase obligations [2]	1,509	4,588	3,485	15,430	25,012
Total	$1,926	$6,145	$4,959	$25,276	$38,306
1.Cash requirements for interest on long-term debt was calculated using current interest rates at June 30, 2025, and includes $130 million of various floating rate notes.
2.Includes outstanding purchase orders and other commitments greater than $1 million obtained through a survey conducted within the Company. The increase from December 31, 2024 was primarily due to supply agreements related to the Company's Fort Saskatchewan Path2Zero project and contract term extensions.

Fair Value Measurements
See Note 21 to the Consolidated Financial Statements for information concerning fair value measurements.

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

2025 Goodwill Impairment Testing
In the second quarter of 2025, the Board approved actions to shut down certain upstream manufacturing assets. As a result of the announced actions, the Company identified potential indicators of goodwill impairment and evaluated whether the fair value of any reporting unit may be less than its carrying amount. The Company identified one reporting unit for which a quantitative interim goodwill impairment test was required. The results of the quantitative impairment test concluded that no goodwill impairment existed, as the fair value exceeded the carrying value of the reporting unit. Management will continue to monitor macroeconomic conditions and industry-specific developments that may impact the Company’s financial performance and the recoverability of goodwill. For additional information, see Notes 5 and 11 to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2025	2024
Claims unresolved at Jan 1	5,813	6,367
Claims filed	2,195	2,182
Claims settled, dismissed or otherwise resolved	(1,456)	(2,370)
Claims unresolved at Jun 30	6,552	6,179
Claimants with claims against both Union Carbide and Amchem	(1,118)	(1,016)
Individual claimants at Jun 30	5,434	5,163

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 14 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 15 to the Consolidated Financial Statements included in the 2024 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 20 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2024, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first six months of 2025. For a current status of this matter, see Note 14 to the Consolidated Financial Statements.

Environmental Proceedings
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

ITEM 1A. RISK FACTORS
Since December 31, 2024, there have been no material changes to the Company's Risk Factors, except as noted below, which was updated in the first and second quarters of 2025:

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

In early 2025, the United States made significant changes to its long-standing trade policies and announced significant new tariffs on virtually all imported goods, with the exception of certain goods that are compliant with the United States-Mexico-Canada Agreement, a trade agreement which became effective in 2020. The United States subsequently announced a reduction of the new tariffs, with certain exceptions, as it negotiates trade agreements. However, the resulting average U.S. tariff rate rose to the highest level since the 1930s. In July 2025, the United States announced it will impose higher tariff rates, effective August 1, 2025, on imports from certain specified trading partners where trade negotiations have not satisfactorily progressed. In response to these actions, certain U.S. trading partners imposed or are publicly considering retaliatory tariffs on U.S. imports. Shifts in tariffs, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, also impact sales price and volume and the efficacy of the Company's supply chain. For example, long-term market uncertainty, an economic downturn driven by trade policies and inflationary pressures, and higher input costs have reduced demand for the Company's products, resulting in decreased sales price and volume in recent years which have yet to recover. Adverse economic conditions have also caused supply chain constraints. These factors have had a negative impact on the Company's results of operations. Additionally, political tensions; war, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company sells its products could further reduce demand for the Company's products and result in decreased sales price and volume or supply chain disruptions, which could have a negative impact on the Company’s results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2025	—	$—	—	$931
May 2025	—	$—	—	$931
June 2025	—	$—	—	$931
Second quarter 2025	—	$—	—	$931
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the second quarter of 2025, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

Date: July 25, 2025

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)