Form 10-Q
period 2025-09-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2025-10-24
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
001-38646	Dow Inc.	Delaware	30-1128146
2211 H.H. Dow Way, Midland, MI 48674
(989) 636-1000
001-03433	The Dow Chemical Company	Delaware	38-1285128
2211 H.H. Dow Way, Midland, MI 48674
(989) 636-1000
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Dow Inc.	Common Stock, par value $0.01 per share	DOW	New York Stock Exchange
The Dow Chemical Company	0.500% Notes due March 15, 2027	DOW/27	New York Stock Exchange
The Dow Chemical Company	1.125% Notes due March 15, 2032	DOW/32	New York Stock Exchange
The Dow Chemical Company	1.875% Notes due March 15, 2040	DOW/40	New York Stock Exchange
The Dow Chemical Company	4.625% Notes due October 1, 2044	DOW/44	New York Stock Exchange

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

Dow Inc. had 710,767,392 shares of common stock, $0.01 par value, outstanding at September 30, 2025. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at September 30, 2025, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net sales	$9,973	$10,879	$30,508	$32,559
Cost of sales	9,242	9,809	28,523	28,888
Research and development expenses	191	208	579	608
Selling, general and administrative expenses	340	396	1,053	1,228
Amortization of intangibles	46	76	185	234
Restructuring and asset related charges - net	23	24	822	69
Equity in earnings (losses) of nonconsolidated affiliates	(72)	2	(122)	45
Sundry income (expense) - net	185	119	345	256
Interest income	47	36	114	143
Interest expense and amortization of debt discount	221	199	646	595
Income (loss) before income taxes	70	324	(963)	1,381
Provision (credit) for income taxes	(54)	84	4	145
Net income (loss)	124	240	(967)	1,236
Net income attributable to noncontrolling interests	62	26	113	67
Net income (loss) available for Dow Inc. common stockholders	$62	$214	$(1,080)	$1,169

Per common share data:
Earnings (loss) per common share - basic	$0.08	$0.30	$(1.53)	$1.65
Earnings (loss) per common share - diluted	$0.08	$0.30	$(1.53)	$1.65

Weighted-average common shares outstanding - basic	711.8	702.3	709.4	703.5
Weighted-average common shares outstanding - diluted	713.2	703.6	709.4	704.9

Depreciation	$536	$501	$1,586	$1,470
Capital expenditures	$564	$736	$1,911	$2,173
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net income (loss)	$124	$240	$(967)	$1,236
Other comprehensive income (loss), net of tax
Unrealized gains on investments	57	34	67	89
Cumulative translation adjustments	(33)	199	218	34
Pension and other postretirement benefit plans	28	18	69	52
Derivative instruments	11	31	(7)	3
Total other comprehensive income	63	282	347	178
Comprehensive income (loss)	187	522	(620)	1,414
Comprehensive income attributable to noncontrolling interests, net of tax	62	26	113	67
Comprehensive income (loss) attributable to Dow Inc.	$125	$496	$(733)	$1,347
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$4,609	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $71; 2024: $95)	5,044	4,756
Other	2,117	2,108
Inventories	6,675	6,544
Other current assets	1,201	993
Total current assets (variable interest entities restricted - 2025: $219; 2024: $55)	19,646	16,590
Investments
Investment in nonconsolidated affiliates	1,255	1,266
Other investments (investments carried at fair value - 2025: $2,073; 2024: $2,047)	2,812	3,033
Noncurrent receivables	427	380
Total investments	4,494	4,679
Property
Property	65,327	62,121
Less: Accumulated depreciation	42,788	40,117
Net property (variable interest entities restricted - 2025: $2,357; 2024: $122)	22,539	22,004
Other Assets
Goodwill	8,690	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,702; 2024: $5,394)	1,546	1,721
Operating lease right-of-use assets	1,314	1,268
Deferred income tax assets	1,418	1,257
Deferred charges and other assets	1,343	1,228
Total other assets (variable interest entities restricted - 2025: $232; 2024: $15)	14,311	14,039
Total Assets	$60,990	$57,312
Liabilities and Equity
Current Liabilities
Notes payable	$133	$135
Long-term debt due within one year	413	497
Accounts payable:
Trade	4,535	4,847
Other	1,673	1,694
Operating lease liabilities - current	324	318
Income taxes payable	271	276
Accrued and other current liabilities	2,755	2,521
Total current liabilities (variable interest entities nonrecourse - 2025: $413; 2024: $24)	10,104	10,288
Long-Term Debt (variable interest entities nonrecourse - 2025: $172; 2024: $—)	17,709	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	383	392
Pension and other postretirement benefits - noncurrent	4,656	4,736
Asbestos-related liabilities - noncurrent	645	713
Operating lease liabilities - noncurrent	1,046	984
Other noncurrent obligations	7,383	6,637
Total other noncurrent liabilities (variable interest entities nonrecourse - 2025: $353; 2024: $13)	14,113	13,462
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2025: 785,965,252 shares; 2024: 784,471,939 shares)	8	8
Additional paid-in capital	11,099	9,203
Retained earnings	18,576	20,909
Accumulated other comprehensive loss	(7,763)	(8,110)
Treasury stock at cost (2025: 75,197,860 shares; 2024: 80,859,145 shares)	(4,379)	(4,655)
Dow Inc.’s stockholders’ equity	17,541	17,355
Noncontrolling interests	1,523	496
Total equity	19,064	17,851
Total Liabilities and Equity	$60,990	$57,312
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
Operating Activities
Net income (loss)	$(967)	$1,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,126	2,143
Credit for deferred income tax	(179)	(134)
Earnings of nonconsolidated affiliates less than dividends received	312	221
Net periodic pension benefit credit	(73)	(143)
Pension contributions	(145)	(92)
Net gain on sales of assets, businesses and investments	(211)	(58)
Restructuring and asset related charges - net	822	69
Other net loss	134	332
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(400)	(818)
Inventories	(132)	(676)
Accounts payable	(492)	601
Other assets and liabilities, net	(31)	(589)
Cash provided by operating activities - continuing operations	764	2,092
Cash provided by (used for) operating activities - discontinued operations	(16)	8
Cash provided by operating activities	748	2,100
Investing Activities
Capital expenditures	(1,911)	(2,173)
Proceeds from incentives related to capital expenditures	132	—
Investment in gas field developments	(110)	(157)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	135	36
Acquisitions of property and businesses, net of cash acquired	—	(121)
Investments in and loans to nonconsolidated affiliates	(21)	(25)
Proceeds from sales of ownership interests in nonconsolidated affiliates	125	—
Purchases of investments	(523)	(1,381)
Proceeds from sales and maturities of investments	711	2,386
Other investing activities, net	5	(21)
Cash used for investing activities	(1,457)	(1,456)
Financing Activities
Changes in short-term notes payable	36	(61)
Proceeds from issuance of short-term debt greater than three months	50	114
Payments on short-term debt greater than three months	(46)	(6)
Proceeds from issuance of long-term debt	2,652	1,443
Payments on long-term debt	(1,207)	(224)
Collections on securitization programs, net of remittances	(3)	28
Purchases of treasury stock	—	(494)
Proceeds from issuance of stock	—	51
Transaction financing, debt issuance and other costs	(130)	(13)
Employee taxes paid for share-based payment arrangements	(16)	(38)
Distributions to noncontrolling interests	(93)	(49)
Proceeds from sale of noncontrolling interests	2,943	—
Dividends paid to stockholders	(1,239)	(1,474)
Other financing activities, net	(6)	—
Cash provided by (used for) financing activities	2,941	(723)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	259	18
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	2,491	(61)
Cash, cash equivalents and restricted cash at beginning of period	2,263	3,048
Cash, cash equivalents and restricted cash at end of period	$4,754	$2,987
Less: Restricted cash and cash equivalents, included in "Other current assets"	145	104
Cash and cash equivalents at end of period	$4,609	$2,883
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	10,758	9,012	9,203	8,880
Common stock issued/sold	—	—	—	51
Stock-based compensation	97	86	293	285
Treasury stock issuances - compensation and benefit plans	(96)	(43)	(276)	(161)
Sale of membership interest in Diamond Infrastructure Solutions (Note 17)	339	—	1,879	—
Other	1	—	—	—
Balance at end of period	11,099	9,055	11,099	9,055
Retained Earnings
Balance at beginning of period	18,766	21,739	20,909	21,774
Net income (loss) available for Dow Inc. common stockholders	62	214	(1,080)	1,169
Dividends to stockholders	(249)	(490)	(1,239)	(1,474)
Common control transaction	—	—	—	10
Other	(3)	(4)	(14)	(20)
Balance at end of period	18,576	21,459	18,576	21,459
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,826)	(7,785)	(8,110)	(7,681)
Other comprehensive income	63	282	347	178
Balance at end of period	(7,763)	(7,503)	(7,763)	(7,503)
Treasury Stock
Balance at beginning of period	(4,475)	(4,656)	(4,655)	(4,374)
Treasury stock purchases	—	(95)	—	(495)
Treasury stock issuances - compensation and benefit plans	96	43	276	161
Balance at end of period	(4,379)	(4,708)	(4,379)	(4,708)
Dow Inc.'s stockholders' equity	17,541	18,311	17,541	18,311
Noncontrolling Interests	1,523	530	1,523	530
Total Equity	$19,064	$18,841	$19,064	$18,841

Dividends declared per share of common stock	$0.35	$0.70	$1.75	$2.10
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net sales	$9,973	$10,879	$30,508	$32,559
Cost of sales	9,241	9,800	28,520	28,877
Research and development expenses	191	208	579	608
Selling, general and administrative expenses	340	396	1,053	1,228
Amortization of intangibles	46	76	185	234
Restructuring and asset related charges - net	23	24	822	69
Equity in earnings (losses) of nonconsolidated affiliates	(72)	2	(122)	45
Sundry income (expense) - net	184	118	360	253
Interest income	47	38	117	152
Interest expense and amortization of debt discount	221	199	646	595
Income (loss) before income taxes	70	334	(942)	1,398
Provision (credit) for income taxes	(54)	84	4	145
Net income (loss)	124	250	(946)	1,253
Net income attributable to noncontrolling interests	62	26	113	67
Net income (loss) available for The Dow Chemical Company common stockholder	$62	$224	$(1,059)	$1,186

Depreciation	$536	$501	$1,586	$1,470
Capital expenditures	$564	$736	$1,911	$2,173
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net income (loss)	$124	$250	$(946)	$1,253
Other comprehensive income (loss), net of tax
Unrealized gains on investments	57	34	67	89
Cumulative translation adjustments	(33)	199	218	34
Pension and other postretirement benefit plans	28	18	69	52
Derivative instruments	11	31	(7)	3
Total other comprehensive income	63	282	347	178
Comprehensive income (loss)	187	532	(599)	1,431
Comprehensive income attributable to noncontrolling interests, net of tax	62	26	113	67
Comprehensive income (loss) attributable to The Dow Chemical Company	$125	$506	$(712)	$1,364
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2025	Dec 31, 2024
Assets
Current Assets
Cash and cash equivalents	$4,609	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $71; 2024: $95)	5,044	4,756
Other	2,120	2,116
Inventories	6,675	6,544
Other current assets	1,162	960
Total current assets (variable interest entities restricted - 2025: $219; 2024: $55)	19,610	16,565
Investments
Investment in nonconsolidated affiliates	1,255	1,266
Other investments (investments carried at fair value - 2025: $2,073; 2024: $2,047)	2,812	3,033
Noncurrent receivables	421	374
Total investments	4,488	4,673
Property
Property	65,327	62,121
Less accumulated depreciation	42,788	40,117
Net property (variable interest entities restricted - 2025: $2,357; 2024: $122)	22,539	22,004
Other Assets
Goodwill	8,690	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,702; 2024: $5,394)	1,546	1,721
Operating lease right-of-use assets	1,314	1,268
Deferred income tax assets	1,418	1,257
Deferred charges and other assets	1,343	1,228
Total other assets (variable interest entities restricted - 2025: $232; 2024: $15)	14,311	14,039
Total Assets	$60,948	$57,281
Liabilities and Equity
Current Liabilities
Notes payable	$133	$135
Long-term debt due within one year	413	497
Accounts payable:
Trade	4,535	4,847
Other	1,673	1,732
Operating lease liabilities - current	324	318
Income taxes payable	271	276
Accrued and other current liabilities	2,637	2,405
Total current liabilities (variable interest entities nonrecourse - 2025: $413; 2024: $24)	9,986	10,210
Long-Term Debt (variable interest entities nonrecourse - 2025: $172; 2024: $—)	17,709	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	383	392
Pension and other postretirement benefits - noncurrent	4,656	4,736
Asbestos-related liabilities - noncurrent	645	713
Operating lease liabilities - noncurrent	1,046	984
Other noncurrent obligations	7,243	6,503
Total other noncurrent liabilities (variable interest entities nonrecourse - 2025: $353: 2024: $13)	13,973	13,328
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	11,798	9,626
Retained earnings	13,722	16,020
Accumulated other comprehensive loss	(7,763)	(8,110)
The Dow Chemical Company’s stockholder's equity	17,757	17,536
Noncontrolling interests	1,523	496
Total equity	19,280	18,032
Total Liabilities and Equity	$60,948	$57,281
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
Operating Activities
Net income (loss)	$(946)	$1,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,126	2,143
Credit for deferred income tax	(179)	(134)
Earnings of nonconsolidated affiliates less than dividends received	312	221
Net periodic pension benefit credit	(73)	(143)
Pension contributions	(145)	(92)
Net gain on sales of assets, businesses and investments	(211)	(58)
Restructuring and asset related charges - net	822	69
Other net loss	136	333
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(400)	(818)
Inventories	(132)	(676)
Accounts payable	(492)	601
Other assets and liabilities, net	(72)	(583)
Cash provided by operating activities	746	2,116
Investing Activities
Capital expenditures	(1,911)	(2,173)
Proceeds from incentives related to capital expenditures	132	—
Investment in gas field developments	(110)	(157)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	135	36
Acquisitions of property and businesses, net of cash acquired	—	(121)
Investments in and loans to nonconsolidated affiliates	(21)	(25)
Proceeds from sales of ownership interests in nonconsolidated affiliates	125	—
Purchases of investments	(523)	(1,381)
Proceeds from sales and maturities of investments	711	2,386
Other investing activities, net	5	(21)
Cash used for investing activities	(1,457)	(1,456)
Financing Activities
Changes in short-term notes payable	36	(61)
Proceeds from issuance of short-term debt greater than three months	50	114
Payments on short-term debt greater than three months	(46)	(6)
Proceeds from issuance of long-term debt	2,652	1,443
Payments on long-term debt	(1,207)	(224)
Collections on securitization programs, net of remittances	(3)	28
Proceeds from issuance of stock	—	51
Transaction financing, debt issuance and other costs	(130)	(13)
Employee taxes paid for share-based payment arrangements	(16)	(38)
Distributions to noncontrolling interests	(93)	(49)
Proceeds from sale of noncontrolling interests	2,943	—
Dividends paid to Dow Inc.	(1,237)	(1,984)
Other financing activities, net	(6)	—
Cash provided by (used for) financing activities	2,943	(739)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	259	18
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	2,491	(61)
Cash, cash equivalents and restricted cash at beginning of period	2,263	3,048
Cash, cash equivalents and restricted cash at end of period	$4,754	$2,987
Less: Restricted cash and cash equivalents, included in "Other current assets"	145	104
Cash and cash equivalents at end of period	$4,609	$2,883
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	11,362	9,341	9,626	9,091
Issuance of parent company stock - Dow Inc.	—	—	—	51
Stock-based compensation	97	86	293	285
Sale of membership interest in Diamond Infrastructure Solutions (Note 17)	339	—	1,879	—
Balance at end of period	11,798	9,427	11,798	9,427
Retained Earnings
Balance at beginning of period	13,902	16,964	16,020	17,495
Net income (loss) available for The Dow Chemical Company common stockholder	62	224	(1,059)	1,186
Dividends to Dow Inc.	(240)	(600)	(1,225)	(2,077)
Other	(2)	(3)	(14)	(19)
Balance at end of period	13,722	16,585	13,722	16,585
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,826)	(7,785)	(8,110)	(7,681)
Other comprehensive income	63	282	347	178
Balance at end of period	(7,763)	(7,503)	(7,763)	(7,503)
The Dow Chemical Company's stockholder's equity	17,757	18,509	17,757	18,509
Noncontrolling Interests	1,523	530	1,523	530
Total Equity	$19,280	$19,039	$19,280	$19,039
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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S. Gulf Coast and became a consolidated variable interest entity on May 1, 2025. See Notes 17 and 22 for additional information about Diamond Infrastructure Solutions.

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

Accounting Guidance Issued But Not Adopted at September 30, 2025
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public business entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public business entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. While the adoption of ASU 2023-09 will result in enhanced disclosures, the Company does not expect it will have a material impact on its financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Company does not expect it will have a material impact on its financial condition or results of operations.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which is intended to modernize the accounting for the costs of internal-use software given the evolution of software development to the incremental and iterative development method. The amendments remove all references to prescriptive and sequential development stages and, instead, require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

SEC Final Rules Not Adopted at September 30, 2025
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release Nos. 33-11275 and 34-99678, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," which requires registrants to disclose certain climate-related information in registration statements and annual reports. As a large accelerated filer, most disclosure requirements would be effective for the Company beginning in the year ending December 31, 2025, with certain greenhouse gas emissions disclosures required for the year ending December 31, 2026. In April 2024, the SEC issued an order to stay the final rules until various legal challenges are resolved by the U.S. Court of Appeals for the Eighth Circuit ("Court of Appeals"). In March 2025, the SEC voted to end its defense of the final rules and, in July 2025, the SEC asked the Court of Appeals to resolve the merits of the challenge to the final rules. In September 2025, the Court of Appeals ordered the litigation to be held in abeyance pending further action from the SEC.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent for the three and nine months ended September 30, 2025 (97 percent and 98 percent for the three and nine months ended September 30, 2024, respectively). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2025, the Company had unfulfilled performance obligations of $735 million ($759 million at December 31, 2024) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Hydrocarbons & Energy	$1,233	$1,433	$4,161	$4,347
Packaging and Specialty Plastics	3,658	4,083	11,065	12,114
Packaging & Specialty Plastics	$4,891	$5,516	$15,226	$16,461
Industrial Solutions	$1,004	$1,039	$3,043	$3,107
Polyurethanes & Construction Chemicals	1,826	1,919	5,420	5,805
Other	4	4	12	9
Industrial Intermediates & Infrastructure	$2,834	$2,962	$8,475	$8,921
Coatings & Performance Monomers	$809	$891	$2,518	$2,704
Consumer Solutions	1,273	1,323	3,764	3,905
Performance Materials & Coatings	$2,082	$2,214	$6,282	$6,609
Corporate	$166	$187	$525	$568
Total	$9,973	$10,879	$30,508	$32,559

Net Trade Sales by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
U.S. & Canada	$3,914	$4,149	$12,129	$12,470
EMEAI [1]	3,090	3,568	9,636	10,624
Asia Pacific	1,838	1,890	5,433	5,712
Latin America	1,131	1,272	3,310	3,753
Total	$9,973	$10,879	$30,508	$32,559
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

Revenue recognized in the first nine months of 2025 from amounts included in contract liabilities at the beginning of the period was approximately $170 million (approximately $135 million in the first nine months of 2024). In the first nine months of 2025 and 2024, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant.

The following table summarizes contract assets and liabilities at September 30, 2025 and December 31, 2024:

Contract Assets and Liabilities	Balance Sheet Classification	Sep 30, 2025	Dec 31, 2024
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,044	$4,756
Contract assets - noncurrent	Deferred charges and other assets	$—	$2
Contract liabilities - current	Accrued and other current liabilities	$220	$244
Contract liabilities - noncurrent [1]	Other noncurrent obligations	$1,791	$1,480
1.The increase from December 31, 2024 to September 30, 2025 was primarily due to advance payments on long-term supply agreements.

NOTE 4 – DIVESTITURES
Divestiture of Soil Fumigation Product Line
On May 1, 2025, the Company sold TeloneTM, a soil fumigation product line, and certain related assets to TriCal Soil Solutions, Inc. ("TriCal"), a distributor and applicator of soil fumigation products, for cash proceeds of $121 million, net of costs to sell and other transaction expenses and subject to customary post-closing adjustments. Under the sale and purchase agreement, Dow retained ownership of the related production assets, which are leased to TriCal as part of a toll manufacturing arrangement that directs the Company to manufacture and deliver certain products to TriCal. These asset leases are classified as operating leases. Dow and TriCal have also entered into a site services agreement related to certain services the Company will provide to TriCal at its site in Stade, Germany. Divested assets included property with a net book value of $5 million and goodwill of $10 million. The Company recognized a pretax gain of $103 million in the second quarter of 2025, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

Divestiture of Investment in DowAksa
On August 8, 2025, the Company sold its ownership interest in DowAksa Advanced Composites Holdings BV ("DowAksa"), a nonconsolidated affiliate, to its joint venture partner, Aksa Akrilik Kimya Sanayii A.Ş., for cash proceeds of $121 million, net of costs to sell and other transaction expenses and subject to customary post-closing adjustments. The Company's investment balance in DowAksa was $11 million and the Company recognized a pretax gain of $110 million in the third quarter of 2025, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

The Company evaluated the divestitures of its soil fumigation product line and its investment in DowAksa and determined they did not represent strategic shifts that had a major effect on the Company’s operations and financial results and did not qualify as individually significant components of the Company. As a result, the divestitures are not reported as discontinued operations.

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

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. As a result of these actions, in the second quarter of 2025, the Company recorded pretax restructuring charges of $591 million, consisting of severance and related benefit costs of $154 million, asset write-downs and write-offs of $334 million and costs associated with exit and disposal activities of $103 million. In the third quarter of 2025, the Company recorded additional pretax restructuring charges of $23 million, consisting of asset write-downs and write-offs of $8 million and costs associated with exit and disposal activities of $15 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 21 for additional information on nonrecurring fair value measurements. The following table summarizes the activities related to the 2025 Restructuring Program, including segment information:

2025 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Corporate	$207	$—	$—	$207
Total restructuring charges	$207	$—	$—	$207
Reserve balance at Mar 31, 2025	$207	$—	$—	$207
Packaging & Specialty Plastics	$—	$81	$77	$158
Industrial Intermediates & Infrastructure	—	63	26	89
Performance Materials & Coatings	—	147	—	147
Corporate	154	43	—	197
Total restructuring charges	$154	$334	$103	$591
Charges against the reserve [1]	—	(334)	(103)	(437)
Cash payments	(16)	—	—	(16)
Reserve balance at Jun 30, 2025	$345	$—	$—	$345
Packaging & Specialty Plastics	$—	$3	$—	$3
Industrial Intermediates & Infrastructure	—	1	5	6
Performance Materials & Coatings	—	3	—	3
Corporate	—	1	10	11
Total restructuring charges	$—	$8	$15	$23
Charges against the reserve [1]	—	(8)	(15)	(23)
Cash payments	(66)	—	—	(66)
Reserve balance at Sep 30, 2025	$279	$—	$—	$279
1.Costs associated with exit and disposal activities relate to asset retirement obligations and pension benefit settlement costs.

At September 30, 2025, $141 million of the restructuring reserve balance was included in "Accrued and other current liabilities" and $138 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $821 million inception-to-date under the 2025 Restructuring Program, consisting of severance and related benefit costs of $361 million, asset write-downs and write-offs of $342 million and costs associated with exit and disposal activities of $118 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions and costs associated with the Company's restructuring actions, are expected to result in additional cash expenditures of approximately $220 million. Restructuring implementation costs totaled $5 million and $10 million for the three and nine months ended September 30, 2025, respectively.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2025 Restructuring Program included charges for severance and related benefit costs of $361 million. At September 30, 2025, $82 million in severance payments had been made.

Asset Write-downs and Write-offs
The 2025 Restructuring Program included charges related to the write-down and write-off of assets totaling $342 million. Details regarding the asset write-downs and write-offs are as follows:

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

Costs Associated with Exit and Disposal Activities
In the first nine months of 2025, the Company accrued additional asset retirement obligations of $105 million and wrote off related deferred asset charges associated with the asset shutdowns noted above, resulting in charges of $103 million and $5 million in the second and third quarters of 2025, respectively. See Note 14 for additional information related to the Company’s asset retirement obligations.

The 2025 Restructuring Program also included a pretax charge of $10 million for net pension benefit settlement costs related to participants of a pension plan in Europe that were impacted by the restructuring program, recorded in the third quarter of 2025.

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

2023 Restructuring Program
Actions related to the restructuring program approved by the Board on January 25, 2023, were complete at the end of the second quarter of 2025. In the first quarter of 2025, the Company recorded an additional pretax restructuring charge of $5 million for asset write-downs and write-offs and an asset related credit adjustment of $4 million, included in "Restructuring and asset related charges - net" in the consolidated statements of income, related to Industrial Intermediates & Infrastructure. See Note 21 for additional information on nonrecurring fair value measurements. Restructuring implementation and efficiency costs were zero and $50 million for the three and nine months ended September 30, 2025, respectively ($55 million and $157 million for the three and nine months ended September 30, 2024, respectively).

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Non-operating pension and other postretirement benefit plan net credits [1]	$36	$61	$110	$183
Foreign exchange gains (losses) [2]	12	(14)	23	(49)
Gain on sales of other assets and investments [3]	5	27	—	46
Gain on divestiture of ownership interest in DowAksa [4]	110	—	110	—
Gain on divestiture of soil fumigation product line [4]	—	—	103	—
Gain (loss) on early extinguishment of debt [5]	(18)	—	(78)	5
Indemnification and other transaction related costs [6]	(3)	1	(20)	2
Other - net	43	44	97	69
Total sundry income (expense) – net	$185	$119	$345	$256
1.See Note 18 for additional information.
2.Foreign exchange gains for the three and nine months ended September 30, 2025 relate primarily to exposures to the Euro, partially offset by losses in exposures to the Argentine peso. Foreign exchange losses for the three months ended September 30, 2024 relate primarily to exposures in the Argentine peso, while losses in the nine months ended September 30, 2024 relate primarily to exposures in the Egyptian pound and Argentine peso.
3.The three and nine months ended September 30, 2024 include a gain of $25 million associated with a warehouse sale.
4.See Note 4 for additional information.
5.See Note 13 for additional information.
6.Primarily related to charges associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution.

Sundry income (expense) - net for TDCC for the three and nine months ended September 30, 2025 and 2024 is substantially the same as that of Dow Inc. and, therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Sep 30, 2025	Dec 31, 2024
In millions
Gross cash value	$515	$558
Less: Existing drawdowns [1]	197	—
Less: Accrued interest on drawdowns [2]	5	—
Investments in company-owned life insurance [3]	$313	$558
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At September 30, 2025, outstanding obligations confirmed as valid under the SCF program were $288 million ($291 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

NOTE 7 – INCOME TAXES
As the financial statements for Dow Inc. and TDCC are substantially similar, including the provision (credit) for income taxes, the following income tax discussion does not include reference to TDCC's provision (credit) for income taxes or its effective tax rate.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level.

The following table provides effective tax rate information for Dow Inc. for the three and nine months ended September 30, 2025 and 2024:

Effective Tax Rate Information	Three Months Ended		Nine Months Ended
Amounts in millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Income (loss) before income taxes	$70	$324	$(963)	$1,381
Provision (credit) for income taxes	$(54)	$84	$4	$145
Effective tax rate	(77.1)%	25.9%	(0.4)%	10.5%

The credit for income taxes for the three months ended September 30, 2025 was impacted by the recording of a tax benefit stemming from the U.S. Tax Court's decision in Varian Medical Systems Inc. v. Commissioner of $100 million and a tax benefit of $20 million related to the sale of an additional portion of the Company's membership interests in Diamond Infrastructure Solutions, partially offset by losses attributable to jurisdictions for which no tax benefit can be recognized. The provision for income taxes for the nine months ended September 30, 2025 was also impacted by the initial sale of a portion of the Company's membership interests in Diamond Infrastructure Solutions resulting in a tax benefit of $89 million, which was offset by valuation allowances in certain foreign jurisdictions of $242 million. See Note 17 for additional information related to the Diamond Infrastructure Solutions transaction.

In the first nine months of 2024, the Company recorded a tax benefit of $194 million related to a reassessment of interest and penalties on a tax matter in a foreign jurisdiction, resulting in a reduced effective tax rate for the period.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Based on the analysis performed by the Company to date, the Act is not expected to have a material impact on the effective tax rate.

NOTE 8 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and nine months ended September 30, 2025 and 2024. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net income (loss)	$124	$240	$(967)	$1,236
Net income attributable to noncontrolling interests	62	26	113	67
Net income attributable to participating securities [1]	2	3	9	9
Net income (loss) attributable to common stockholders	$60	$211	$(1,089)	$1,160
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Earnings (loss) per common share - basic	$0.08	$0.30	$(1.53)	$1.65
Earnings (loss) per common share - diluted	$0.08	$0.30	$(1.53)	$1.65

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Weighted-average common shares outstanding - basic	711.8	702.3	709.4	703.5
Plus dilutive effect of equity compensation plans [1]	1.4	1.3	—	1.4
Weighted-average common shares outstanding - diluted	713.2	703.6	709.4	704.9
Stock units excluded from EPS calculations [2]	19.3	10.5	23.6	9.6
1.The nine months ended September 30, 2025 reflect a net loss and, as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
2.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2025	Dec 31, 2024
In millions
Finished goods	$3,709	$3,773
Work in process	1,300	1,323
Raw materials	839	822
Supplies	1,176	1,039
Total	$7,024	$6,957
Adjustment of inventories to the LIFO basis	(349)	(413)
Total inventories	$6,675	$6,544

NOTE 10 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 11 to the Consolidated Financial Statements included in the 2024 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets are shown in the following table:

Investments in Nonconsolidated Affiliates	Sep 30, 2025	Dec 31, 2024
In millions
Investment in nonconsolidated affiliates	$1,255	$1,266
Other noncurrent obligations	(892)	(568)
Net investment in nonconsolidated affiliates	$363	$698

At September 30, 2025, the Company had a negative investment balance in Sadara Chemical Company of $851 million included in "Other noncurrent obligations" (negative $517 million at December 31, 2024) in the consolidated balance sheets. The increased negative investment in Sadara Chemical Company at September 30, 2025 is due to equity losses generated during the first nine months of 2025 driven by the impact of challenging macroeconomic conditions.

At September 30, 2025, the Company had a negative investment balance in EQUATE Petrochemical Company K.S.C.C of $41 million included in "Other noncurrent obligations" (negative $51 million at December 31, 2024) in the consolidated balance sheets. The decrease in the negative investment was driven by equity earnings, partially offset by dividends distributed to shareholders in the first nine months of 2025.

NOTE 11 – GOODWILL
The following table shows changes in the carrying amount of goodwill by reportable segment:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Net goodwill at Dec 31, 2024	$5,118	$1,092	$2,355	$8,565
Divestiture	—	(10)	—	(10)
Foreign currency impact	13	5	117	135
Net goodwill at Sep 30, 2025	$5,131	$1,087	$2,472	$8,690

Goodwill Impairment Testing
In the second quarter of 2025, the Company identified potential indicators of goodwill impairment due to announced restructuring actions and ongoing macroeconomic challenges. As a result, the Company evaluated whether the fair value of any reporting unit may be less than its carrying amount. This assessment indicated that the Consumer Solutions reporting unit, part of the Performance Materials & Coatings segment, required an interim quantitative goodwill impairment test as of June 30, 2025. The test concluded that no goodwill impairment existed, as the fair value of the Consumer Solutions reporting unit exceeded its carrying value. Fair value was estimated using a discounted cash flow model that incorporated current market conditions and the anticipated effects of the restructuring actions. Key assumptions included projected revenue growth, discount rate, tax rate, terminal value, currency exchange rates, and long-term raw material and energy price forecasts.

In the third quarter of 2025, as a result of continued macroeconomic challenges, the Company evaluated whether the fair value of any reporting unit may be less than its carrying amount. This assessment indicated that the Packaging and Specialty Plastics reporting unit, part of the Packaging & Specialty Plastics segment, required an interim quantitative goodwill impairment test as of September 30, 2025. The test concluded that no goodwill impairment existed, as the fair value of the Packaging and Specialty Plastics reporting unit exceeded its carrying value. Fair value was estimated using a discounted cash flow model that incorporated current market conditions. Key assumptions included projected revenue growth, discount rate, tax rate, terminal value, currency exchange rates, and long-term raw material and energy price forecasts.

The Company continues to monitor key factors that could impact the fair value of its reporting units, including changes in macroeconomic conditions or industry-specific trends, deterioration in financial performance, increases in market interest rates or adverse changes in regulatory or competitive environments. If these or other adverse events occur, it may be necessary to perform additional impairment testing, which could result in a future goodwill impairment charge.

NOTE 12 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe (collectively, "the Programs"), which are set to expire in November 2025 and are expected to be renewed in the fourth quarter. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three and nine months ended September 30, 2025 and 2024. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 14 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, "the Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three and nine months ended September 30, 2025 and 2024.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three and nine months ended September 30, 2025 and 2024:

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Proceeds received from new transfers	$—	$198	$538	$1,248

The following table provides the balances related to the Programs and the Facilities at September 30, 2025 and December 31, 2024:

Balances Related to Transfers of Accounts Receivable	Sep 30, 2025	Dec 31, 2024
In millions
Balance outstanding	$6	$287
Accounts receivable derecognized	$—	$278
Amounts recognized in the consolidated balance sheets:
Accrued and other current liabilities [1]	$6	$9
1. Represents amounts collected from customers and not yet remitted by the Company.

NOTE 13 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Sep 30, 2025	Dec 31, 2024
In millions
Notes payable to banks and other lenders	$133	$135
Period-end average interest rates	40.08%	36.03%

Long-Term Debt	2025 Average Rate	Sep 30, 2025	2024 Average Rate	Dec 31, 2024
In millions
Promissory notes and debentures:
Final maturity 2025	4.55%	$208	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029 [1]	7.53%	951	7.58%	1,368
Final maturity 2030	2.10%	818	2.10%	818
Final maturity 2031 and thereafter [1]	5.41%	11,561	5.37%	9,192
Other facilities:
Foreign currency notes and loans, various rates and maturities [1]	2.56%	2,244	2.01%	2,540
InterNotes®, varying maturities through 2053	4.71%	891	4.31%	661
Medium-term notes, maturity 2025	4.75%	1	4.75%	1
Finance lease obligations [2]		1,079		939
Unamortized debt discount and issuance costs		(231)		(244)
Long-term debt due within one year [3]		(413)		(497)
Long-term debt		$17,709		$15,711
1.Cost includes net fair value hedge adjustment gains of $35 million at September 30, 2025 ($9 million at December 31, 2024). See Note 20 for additional information.
2.See Note 15 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2025
In millions
2025	$245
2026	$207
2027	$782
2028	$750
2029	$1,061
2030	$996

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

In the third quarter of 2025, the Company issued $1.4 billion of senior unsecured notes. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2031 and $650 million aggregate principal amount of 5.65 percent notes due 2036. Additionally, the Company redeemed $55 million aggregate principal amount of 9.40 percent notes due 2039. As a result of the redemption, the Company recognized a pretax loss of $18 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first nine months of 2025, the Company issued an aggregate principal amount of $252 million of InterNotes®. Additionally, the Company repaid $125 million of long-term debt at maturity.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2025
In millions	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	June 2030	Floating rate
Bilateral Revolving Credit Facility	300	300	November 2025	Floating rate
Bilateral Revolving Credit Facility	300	300	February 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2026	Floating rate
Bilateral Revolving Credit Facility	375	375	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2026	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	May 2027	Floating rate
Bilateral Revolving Credit Facility	350	350	June 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	300	300	May 2028	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2028	Floating rate
Bilateral Revolving Credit Facility	175	175	September 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2030	Floating rate
Total committed and available credit facilities	$8,400	$8,400

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2025. For additional information on the Company's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2024 10-K.

NOTE 14 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2024 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2025, the Company had accrued obligations of $1,044 million for probable environmental remediation and restoration costs ($1,113 million at December 31, 2024), including $220 million for the remediation of Superfund sites ($234 million at December 31, 2024). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2025 activity, it was determined that no adjustment to the accrual was required at September 30, 2025.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $726 million at September 30, 2025 ($791 million at December 31, 2024). At September 30, 2025, approximately 26 percent of the recorded claim liability related to pending claims and approximately 74 percent related to future claims.

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

At September 30, 2025, the total liability related to settled claims and the probable and estimable settlement of all alleged Groundwater Matters was $78 million ($155 million at December 31, 2024), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and has determined that the Company's exposure to liability, if any, is not probable or estimable at September 30, 2025.

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

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
In 2019, the Court of King's Bench of Alberta, Canada ("Court") found Nova Chemicals Corporation ("Nova") liable for engaging in a deliberate and continuing course of conduct of conversion, breach of contract, gross negligence and willful misconduct in the operation of the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada. As a result of the liability finding, which is now final and non-appealable, the Court signed a judgment ordering Nova to pay $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) for damages incurred through 2012. Nova made payment in October 2019. At September 30, 2025, $201 million ($201 million at December 31, 2024) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the damages judgment.

Following an appeal, on June 10, 2025, the Court signed a separate judgment ordering Nova to pay an additional amount of $1.62 billion Canadian dollars (equivalent to approximately $1.2 billion U.S. dollars) for damages incurred through June 2018, which had not been previously quantified. The Court again found that Nova failed to operate the companies' jointly-owned ethylene asset at full capacity during this time, depriving the Company’s subsidiaries of millions of pounds of ethylene. On August 11, 2025, the Court also awarded fees of approximately $100 million U.S. dollars, bringing Nova’s current payment obligation to approximately $1.3 billion U.S. dollars. While those awards are subject to appeal, Alberta law requires Nova to satisfy the Court’s judgment in full notwithstanding its appeal in order to avoid enforcement measures during the appeal process. Nova has since requested that the Court of Appeal of Alberta stay the execution of the judgment pending its appeal. Nova’s request departs from well-established Alberta law, and would require Nova to show, among other things, that it would be irreparably harmed by making the required payment. Nova’s request for a stay has been fully briefed and argued, and a decision is expected by year-end 2025. It is the Company’s position that Nova cannot meet the legal standard necessary to receive a stay and avoid payment pending its appeal. We expect a decision on the stay from the Court of Appeal of Alberta by year-end 2025. If the Court of Appeal of Alberta grants the stay, Nova will not be required to pay the judgment to the Company while the appeal process is ongoing.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Sep 30, 2025			Dec 31, 2024
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,223	$138	2038	$1,456	$155

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

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is zero at September 30, 2025 ($239 million at December 31, 2024).

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

Asset Retirement Obligations
Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. As a result of the asset shutdowns included in the restructuring activities discussed in Note 5, the Company accrued additional asset retirement obligations of $105 million in the first nine months of 2025. At September 30, 2025, the aggregate carrying amount of the Company's asset retirement obligations was $306 million ($174 million at December 31, 2024), which was included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 15 – LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2024 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2025 and 2024 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Operating lease cost	$104	$112	$319	$329
Finance lease cost
Amortization of right-of-use assets - finance	33	31	97	86
Interest on lease liabilities - finance	13	11	37	33
Total finance lease cost	46	42	134	119
Short-term lease cost	77	80	244	242
Variable lease cost	304	280	842	803
Sublease income	(3)	(2)	(6)	(7)
Total lease cost	$528	$512	$1,533	$1,486

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$329	$334
Operating cash flows for finance leases	$37	$33
Financing cash flows for finance leases	$83	$95
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$262	$186
Finance leases	$202	$183

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2025 and 2024 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Unrealized Gains (Losses) on Investments
Beginning balance	$(233)	$(198)	$(243)	$(253)
Unrealized gains (losses) on investments	63	59	78	139
Tax (expense) benefit	(8)	(15)	(13)	(35)
Net unrealized gains (losses) on investments	55	44	65	104
(Gains) losses reclassified from AOCL to net income (loss) [1]	3	(12)	3	(19)
Tax expense (benefit) [2]	(1)	2	(1)	4
Net (gains) losses reclassified from AOCL to net income (loss)	2	(10)	2	(15)
Other comprehensive income (loss), net of tax	57	34	67	89
Ending balance	$(176)	$(164)	$(176)	$(164)
Cumulative Translation Adjustments
Beginning balance	$(1,812)	$(2,056)	$(2,063)	$(1,891)
Gains (losses) on foreign currency translation	(69)	197	186	42
Tax (expense) benefit	47	8	62	5
Net gains (losses) on foreign currency translation	(22)	205	248	47
(Gains) losses reclassified from AOCL to net income (loss) [3]	(11)	(6)	(30)	(13)
Other comprehensive income (loss), net of tax	(33)	199	218	34
Ending balance	$(1,845)	$(1,857)	$(1,845)	$(1,857)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(5,679)	$(5,452)	$(5,720)	$(5,486)
Gains (losses) arising during the period	(1)	2	—	2
Amortization of net loss and prior service credits reclassified from AOCL to net income (loss) [4]	36	21	88	64
Tax expense (benefit) [2]	(7)	(5)	(19)	(14)
Net loss and prior service credits reclassified from AOCL to net income (loss)	29	16	69	50
Other comprehensive income (loss), net of tax	28	18	69	52
Ending balance	$(5,651)	$(5,434)	$(5,651)	$(5,434)
Derivative Instruments
Beginning balance	$(102)	$(79)	$(84)	$(51)
Gains (losses) on derivative instruments	(4)	37	(13)	(9)
Tax (expense) benefit	2	(9)	(4)	2
Net gains (losses) on derivative instruments	(2)	28	(17)	(7)
(Gains) losses reclassified from AOCL to net income (loss) [5]	17	4	14	13
Tax expense (benefit) [2]	(4)	(1)	(4)	(3)
Net (gains) losses reclassified from AOCL to net income (loss)	13	3	10	10
Other comprehensive income (loss), net of tax	11	31	(7)	3
Ending balance	$(91)	$(48)	$(91)	$(48)
Total AOCL ending balance	$(7,763)	$(7,503)	$(7,763)	$(7,503)
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

On May 1, 2025, TDCC sold 40 percent of the membership interests in Diamond Infrastructure Solutions to InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management, a global infrastructure and energy asset manager, in exchange for cash proceeds of approximately $2.4 billion, inclusive of customary post-closing adjustments. On August 29, 2025, as provided under the terms of the sale and purchase agreement, InfraPark exercised its option to purchase an additional 9 percent of Diamond Infrastructure Solutions' membership interests in exchange for proceeds of approximately $540 million. Diamond Infrastructure Solutions and its subsidiaries own and operate certain non-product producing energy, environmental, pipeline and other related infrastructure assets located at five of the Company's manufacturing sites on the U.S. Gulf Coast and provide infrastructure services to Dow manufacturing assets and other third-party tenants at these locations. InfraPark's ownership is accounted for as a noncontrolling interest in Diamond Infrastructure Solutions.

Cash proceeds from the sale of membership interests are included in "Proceeds from sale of noncontrolling interests" in the consolidated statements of cash flows. The transactions resulted in an increase in "Additional paid-in capital" of $339 million and $1,879 million and an increase in "Noncontrolling interests" of $194 million and $1,028 million for the three and nine months ended September 30, 2025, respectively, recorded in the consolidated balance sheets and the consolidated statements of equity.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2025 and 2024:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Balance at beginning of period	$1,361	$482	$496	$501
Net income attributable to noncontrolling interests	62	26	113	67
Distributions to noncontrolling interests [1]	(89)	(2)	(137)	(41)
Cumulative translation adjustments	(5)	24	23	4
Sale of noncontrolling interests	194	—	1,028	—
Other	—	—	—	(1)
Balance at end of period	$1,523	$530	$1,523	$530
1. Includes dividends paid to a joint venture of zero and $8 million for the three and nine months ended September 30, 2025 ($8 million for the three and nine months ended September 30, 2024) which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income. The three and nine months ended September 30, 2025 also include $51 million of dividends declared but not paid, included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 18 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2024 10-K. The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Defined Benefit Pension Plans
Service cost	$12	$14	$33	$42
Interest cost	251	252	746	754
Expected return on plan assets	(324)	(345)	(965)	(1,034)
Amortization of prior service credit	(4)	(3)	(10)	(10)
Amortization of net loss	42	34	123	105
Settlement cost [1]	10	—	10	—
Net periodic benefit credit	$(13)	$(48)	$(63)	$(143)

Other Postretirement Benefit Plans
Service cost	$—	$1	$2	$3
Interest cost	11	11	31	33
Amortization of net gain	(12)	(10)	(35)	(31)
Net periodic benefit cost (credit)	$(1)	$2	$(2)	$5
1.Related to the settlement of certain plan obligations of a European plan resulting from the 2025 Restructuring Program. See Note 5 for additional information.

Except for the settlement cost component related to the 2025 Restructuring Program, which is included in "Restructuring and asset related charges - net" in the consolidated statements of income, the non-service cost components of net periodic benefit cost (credit) are included in "Sundry income (expense) - net" in the consolidated statements of income.

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

There was minimal grant activity in the second and third quarters of 2025.

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

In the first quarter of 2025, employees subscribed to the right to purchase shares under the 2021 ESPP. In October 2025, 4.2 million shares were delivered to employees under the plan.

NOTE 20 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2024 10-K.

Refer to Note 21 for a summary of the fair value of financial instruments at September 30, 2025 and December 31, 2024.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the nine months ended September 30, 2025 and 2024:

Investing Results	Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024
Proceeds from sales of available-for-sale securities	$320	$1,730
Gross realized gains	$6	$34
Gross realized losses	$(9)	$(15)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2025	Cost	Fair Value
In millions
Within one year	$113	$108
One to five years	1,113	1,039
Six to ten years	446	448
After ten years	549	468
Total	$2,221	$2,063

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and nine months ended September 30, 2025. There was $2 million of net unrealized losses recognized in earnings on equity securities for the three months ended September 30, 2025 ($1 million of net unrealized losses for the three months ended September 30, 2024). There was $4 million of net unrealized losses recognized in earnings on equity securities for the nine months ended September 30, 2025 ($1 million of net unrealized losses for the nine months ended September 30, 2024).

Investments in Equity Securities	Sep 30, 2025	Dec 31, 2024
In millions
Readily determinable fair value	$10	$14
Not readily determinable fair value	$170	$153

Derivative Instruments
The notional amounts of the Company's derivative instruments at September 30, 2025 and December 31, 2024 were as follows:

Notional Amounts [1]	Sep 30, 2025	Dec 31, 2024
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$500	$1,870
Foreign currency contracts	$6,910	$3,144
Derivatives not designated as hedging instruments:
Interest rate contracts	$353	$14
Foreign currency contracts	$22,776	$9,244
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at September 30, 2025 and December 31, 2024 were as follows:

Commodity Notionals [1]	Sep 30, 2025	Dec 31, 2024	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	2.6	3.2	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	1.0	1.1	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maximum Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2027
Foreign currency contracts	2026
Commodity contracts	2028

The following table provides the fair value and balance sheet classification of derivative instruments at September 30, 2025 and December 31, 2024:

Fair Value of Derivative Instruments	Sep 30, 2025			Dec 31, 2024
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$1	$—	$1	$20	$(20)	$—
Interest rate contracts [4]	16	(11)	5	—	—	—
Foreign currency contracts [3]	82	(58)	24	33	(15)	18
Foreign currency contracts [4]	7	(6)	1	—	—	—
Commodity contracts [3]	124	(105)	19	25	(14)	11
Commodity contracts [4]	74	(65)	9	46	(36)	10
Total	$304	$(245)	$59	$124	$(85)	$39
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$2	$(2)	$—	$—	$—	$—
Foreign currency contracts [3]	68	(38)	30	74	(16)	58
Commodity contracts [3]	20	(9)	11	16	(1)	15
Commodity contracts [4]	3	(2)	1	4	(3)	1
Total	$93	$(51)	$42	$94	$(20)	$74
Total asset derivatives	$397	$(296)	$101	$218	$(105)	$113
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$—	$—	$—	$46	$(20)	$26
Interest rate contracts [6]	11	(11)	—	—	—	—
Foreign currency contracts [5]	131	(58)	73	75	(15)	60
Foreign currency contracts [6]	13	(6)	7	40	—	40
Commodity contracts [5]	116	(106)	10	16	(14)	2
Commodity contracts [6]	72	(65)	7	37	(36)	1
Total	$343	$(246)	$97	$214	$(85)	$129
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$2	$(2)	$—	$1	$—	$1
Foreign currency contracts [5]	86	(38)	48	27	(16)	11
Commodity contracts [5]	14	(10)	4	8	(1)	7
Commodity contracts [6]	3	(2)	1	4	(3)	1
Total	$105	$(52)	$53	$40	$(20)	$20
Total liability derivatives	$448	$(298)	$150	$254	$(105)	$149
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $11 million at September 30, 2025 ($16 million at December 31, 2024). No cash collateral was posted by counterparties with the Company at September 30, 2025 and December 31, 2024.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$—	$—	$(7)	$7	$26	$(16)
Excluded components [3,5]	7	51	6	9	—	—	—	—
Cash flow hedges:
Interest rate contracts [3]	2	—	2	1	(1)	(2)	(2)	(11)
Foreign currency contracts [6]	(22)	16	8	(5)	(5)	1	—	6
Foreign currency contracts [7]	17	—	2	—	—	—	—	—
Commodity contracts [6]	(4)	—	(15)	22	(12)	(2)	(13)	(3)
Excluded components [5,6]	—	(2)	—	(8)	(2)	(1)	(5)	(5)
Excluded components [5,7]	—	—	7	—	3	—	6	—
Net foreign investment hedges:
Foreign currency contracts	—	(45)	(82)	(37)	—	—	—	—
Excluded components [5,7]	10	6	41	16	11	5	30	12
Total derivatives designated as hedging instruments	$10	$26	$(31)	$(2)	$(13)	$8	$42	$(17)
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$—	$2	$—	$4	$1
Foreign currency contracts [7]	—	—	—	—	4	(95)	(208)	(35)
Commodity contracts [6]	—	—	—	—	(1)	(2)	(18)	—
Commodity contracts [7]	—	—	—	—	(1)	—	(1)	—
Total return swap [6]	—	—	—	—	26	23	50	49
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$30	$(74)	$(173)	$15
Total derivatives	$10	$26	$(31)	$(2)	$17	$(66)	$(131)	$(2)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Sep 30, 2025
In millions
Cash flow hedges:
Interest rate contracts	$(3)
Commodity contracts	$6
Foreign currency contracts	$(14)
Net foreign investment hedges:
Excluded components	$15

NOTE 21 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2024 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Sep 30, 2025				Dec 31, 2024
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$854	$—	$—	$854	$96	$—	$—	$96
Money market funds	Level 2	960	—	—	960	1,164	—	—	1,164
Marketable securities [2]	Level 2	558	—	(61)	497	453	—	(70)	383
Other investments:
Debt securities: [3]
Government debt [4]	Level 2	1,120	8	(82)	1,046	1,103	13	(123)	993
Corporate bonds	Level 1	15	—	—	15	18	—	(1)	17
Corporate bonds	Level 2	886	14	(59)	841	954	6	(88)	872
Corporate bonds	Level 3	200	—	(39)	161	200	—	(49)	151
Equity securities [3,5]	Level 1	4	6	—	10	4	10	—	14
Derivatives relating to: [6]
Interest rates	Level 2	—	19	—	19	—	20	—	20
Foreign currency	Level 2	—	157	—	157	—	107	—	107
Commodities	Level 1	—	5	—	5	—	4	—	4
Commodities	Level 2	—	216	—	216	—	87	—	87
Total assets at fair value					$4,781				$3,908
Liabilities at fair value:
Long-term debt including debt due within one year [7]	Level 2	$(18,122)	$1,544	$(409)	$(16,987)	$(16,208)	$1,487	$(484)	$(15,205)
Guarantee liability [8]	Level 3				(138)				(155)
Derivatives relating to: [6]
Interest rates	Level 2	—	—	(13)	(13)	—	—	(47)	(47)
Foreign currency	Level 2	—	—	(230)	(230)	—	—	(142)	(142)
Commodities	Level 1	—	—	(3)	(3)	—	—	(1)	(1)
Commodities	Level 2	—	—	(202)	(202)	—	—	(64)	(64)
Total liabilities at fair value					$(17,573)				$(15,614)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits. At September 30, 2025, $813 million is included in "Cash and cash equivalents" ($96 million at December 31, 2024) and $41 million is included in "Other current assets" (zero at December 31, 2024) in the consolidated balance sheets.
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
7.Cost includes fair value hedge adjustment gains of $35 million at September 30, 2025 and $9 million at December 31, 2024 on $5,538 million of debt at September 30, 2025 and $5,129 million at December 31, 2024.
8.Estimated liability for TDCC's guarantee of Sadara's debt which is included in "Other noncurrent obligations" in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $109 million in private market securities and $13 million in real estate at September 30, 2025 ($90 million in private market securities and $15 million in real estate at December 31, 2024). There are no redemption restrictions and the unfunded commitments on these investments were $72 million at September 30, 2025 and $81 million at December 31, 2024.

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

Fair Value Measurements on a Nonrecurring Basis
2025 Restructuring Program
In the second quarter of 2025, the Company recorded a charge for asset write-downs and write-offs, including the write-down of certain manufacturing facilities, corporate assets, leased, non-manufacturing facilities and other miscellaneous assets. The manufacturing facilities, corporate assets and certain leased, non-manufacturing facilities and other miscellaneous assets associated with this plan were written down to zero. In addition, impairments of certain leased, non-manufacturing facilities and other miscellaneous assets, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to a fair value of $110 million using unobservable inputs. The Company recorded impairment charges of $334 million for asset write-downs and write-offs, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($81 million), Industrial Intermediates & Infrastructure ($63 million), Performance Materials & Coatings ($147 million) and Corporate ($43 million). In the third quarter of 2025, the Company recorded additional impairment charges of $8 million for asset write-downs and write-offs, included in "Restructuring and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($3 million), Industrial Intermediates & Infrastructure ($1 million), Performance Materials & Coatings ($3 million) and Corporate ($1 million).

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

The following table summarizes the carrying amounts of Diamond Infrastructure Solutions' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2025. Amounts presented are adjusted for intercompany eliminations.

Assets and Liabilities of Diamond Infrastructure Solutions	Sep 30, 2025
In millions
Other current assets	$161
Net property	2,244
Other noncurrent assets	216
Total assets [1]	$2,621
Current liabilities	$397
Long-term debt	172
Other noncurrent obligations	340
Total liabilities [2]	$909
1.All assets were restricted at September 30, 2025.
2.All liabilities were nonrecourse at September 30, 2025.

Other Consolidated VIEs
In addition, the Company holds a variable interest and is the primary beneficiary of other joint ventures and entities. The following table summarizes the carrying amounts of other entities' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024:

Assets and Liabilities of Other Consolidated VIEs	Sep 30, 2025	Dec 31, 2024
In millions
Cash and cash equivalents	$23	$22
Other current assets	210	250
Net property	113	122
Other noncurrent assets	16	15
Total assets [1]	$362	$409
Current liabilities	$16	$24
Other noncurrent obligations	13	13
Total liabilities [2]	$29	$37
1.Restricted assets totaled $187 million and $192 million at September 30, 2025 and December 31, 2024, respectively.
2.All liabilities were nonrecourse at September 30, 2025 and December 31, 2024.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2025 and December 31, 2024 are adjusted for intercompany eliminations.

NOTE 23 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales to external customers, which are attributed to geographic regions based on customer location, were as follows:

Sales to External Customers by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
United States	$3,651	$3,883	$11,322	$11,621
EMEAI	3,090	3,568	9,636	10,624
Rest of World	3,232	3,428	9,550	10,314
Total	$9,973	$10,879	$30,508	$32,559

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows:

Long-Lived Assets by Geographic Region	Sep 30, 2025	Dec 31, 2024
In millions
United States	$14,914	$15,216
EMEAI	2,776	2,726
Rest of World	4,849	4,062
Total	$22,539	$22,004

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

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
Three months ended Sep 30, 2025
Net sales	$4,891	$2,834	$2,082	$9,807
Cost of sales	4,474	2,714	1,851	9,039
SARD [2]	222	122	158	502
Equity in earnings (losses) of nonconsolidated affiliates	(6)	(68)	1	(73)
Other segment income (expense) items [3]	10	23	6	39
Segment Operating EBIT [4]	$199	$(47)	$80	$232
Three months ended Sep 30, 2024
Net sales	$5,516	$2,962	$2,214	$10,692
Cost of sales	4,675	2,893	1,881	9,449
SARD [2]	260	134	169	563
Equity in earnings (losses) of nonconsolidated affiliates	16	(17)	1	—
Other segment income (expense) items [3]	21	29	(25)	25
Segment Operating EBIT [4]	$618	$(53)	$140	$705
Nine months ended Sep 30, 2025
Net sales	$15,226	$8,475	$6,282	$29,983
Cost of sales	13,967	8,368	5,510	27,845
SARD [2]	683	365	456	1,504
Equity in earnings (losses) of nonconsolidated affiliates	40	(165)	2	(123)
Other segment income (expense) items [3]	(4)	63	(37)	22
Segment Operating EBIT [4]	$612	$(360)	$281	$533
Nine months ended Sep 30, 2024
Net sales	$16,461	$8,921	$6,609	$31,991
Cost of sales	13,888	8,472	5,690	28,050
SARD [2]	768	397	523	1,688
Equity in earnings (losses) of nonconsolidated affiliates	96	(63)	9	42
Other segment income (expense) items [3]	25	52	(78)	(1)
Segment Operating EBIT [4]	$1,926	$41	$327	$2,294
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC for the three and nine months ended September 30, 2025 and 2024 is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Income (loss) before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Income (Loss) Before Income Taxes"	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Segment Operating EBIT	$232	$705	$533	$2,294
+ Corporate Operating EBIT	(52)	(64)	(144)	(160)
+ Interest income	47	36	114	143
- Interest expense and amortization of debt discount	221	199	646	595
+ Significant items	64	(154)	(820)	(301)
Income (loss) before income taxes	$70	$324	$(963)	$1,381

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
Three months ended Sep 30, 2025
Net sales	$4,891	$2,834	$2,082	$9,807	$166	$9,973
Depreciation and amortization	$349	$158	$174	$681	$7	$688
Capital expenditures	$433	$72	$59	$564	$—	$564
Operating EBIT	$199	$(47)	$80	$232	$(52)	$180
Three months ended Sep 30, 2024
Net sales	$5,516	$2,962	$2,214	$10,692	$187	$10,879
Depreciation and amortization	$384	$155	$194	$733	$8	$741
Capital expenditures	$490	$165	$81	$736	$—	$736
Operating EBIT	$618	$(53)	$140	$705	$(64)	$641
Nine months ended Sep 30, 2025
Net sales	$15,226	$8,475	$6,282	$29,983	$525	$30,508
Depreciation and amortization	$1,078	$457	$566	$2,101	$25	$2,126
Capital expenditures	$1,458	$303	$150	$1,911	$—	$1,911
Operating EBIT	$612	$(360)	$281	$533	$(144)	$389
Nine months ended Sep 30, 2024
Net sales	$16,461	$8,921	$6,609	$31,991	$568	$32,559
Depreciation and amortization	$1,098	$443	$578	$2,119	$24	$2,143
Capital expenditures	$1,434	$497	$242	$2,173	$—	$2,173
Operating EBIT	$1,926	$41	$327	$2,294	$(160)	$2,134
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Sep 30, 2025
Total assets	$30,981	$12,739	$11,894	$55,614	$5,376	$60,990
Investments in nonconsolidated affiliates [1]	$675	$401	$143	$1,219	$36	$1,255
Dec 31, 2024
Total assets	$29,034	$11,928	$11,170	$52,132	$5,180	$57,312
Investments in nonconsolidated affiliates [1]	$711	$367	$146	$1,224	$42	$1,266
1.See Note 10 for additional information regarding the Company's investments in nonconsolidated affiliates.

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment
In millions	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Mat. & Coatings	Operating Segment Total	Corp.	Total
Three months ended Sep 30, 2025
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	$(3)	$(6)	$(3)	$(12)	$(11)	$(23)
Implementation costs [2]	—	—	—	—	(5)	(5)
Net gain on divestitures and asset sale [3]	—	—	—	—	110	110
Loss on early extinguishment of debt [4]	—	—	—	—	(18)	(18)
Total significant items by segment	$(3)	$(6)	$(3)	$(12)	$76	$64
Nine months ended Sep 30, 2025
Restructuring, implementation and efficiency costs, and asset related charges - net [5]	$—	$(1)	$—	$(1)	$(50)	$(51)
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	(161)	(95)	(150)	(406)	(415)	(821)
Implementation costs [2]	—	—	—	—	(10)	(10)
Net gain on divestitures and asset sale [3]	—	103	—	103	110	213
Litigation related charges, awards and adjustments [6]	—	—	—	—	42	42
Loss on early extinguishment of debt [4]	—	—	—	—	(78)	(78)
Indemnification and other transaction related costs [7]	—	—	—	—	(115)	(115)
Total significant items by segment	$(161)	$7	$(150)	$(304)	$(516)	$(820)
1.Severance and related benefit costs and impairment charges related to the write-down of certain manufacturing facilities, corporate assets, leased non-manufacturing facilities and other miscellaneous assets associated with the Company's 2025 Restructuring Program. See Note 5 for additional information.
2.Implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of Diamond Infrastructure Solutions.
3.The three and nine months ended September 30, 2025 relate to a gain on the sale of the Company's ownership interest in a nonconsolidated affiliate. The nine months ended September 30, 2025 also includes a gain on the sale of the soil fumigation product line. See Note 4 for additional information.
4.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 13 for additional information.
5.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The nine months ended September 30, 2024 also includes impairment charges related to the write-down of certain manufacturing assets, partially offset by an asset related credit adjustment. See Note 5 for additional information.
6.Includes a gain associated with the reassessment of liabilities for certain accrued Groundwater Matters, partially offset by the settlement of a separate claim related to water storage district Groundwater Matters. See Note 14 for additional information.
7.Charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. The nine months ended September 30, 2025 also includes a charge related to an arbitration settlement agreement for historical product claims from a divested business. See Note 14 for additional information.

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Sep 30, 2024
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$—	$(7)	$(7)	$(72)	$(79)
Indemnification and other transactions related costs [2]	—	—	—	—	(75)	(75)
Total significant items by segment	$—	$—	$(7)	$(7)	$(147)	$(154)
Nine months ended Sep 30, 2024
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$(37)	$(8)	$(7)	$(52)	$(174)	$(226)
Indemnification and other transactions related costs [2]	—	—	—	—	(75)	(75)
Total significant items by segment	$(37)	$(8)	$(7)	$(52)	$(249)	$(301)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The nine months ended September 30, 2024 also includes impairment charges related to the write-down of certain manufacturing assets.
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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S. Gulf Coast and became a consolidated variable interest entity upon the sale of a portion of the entity's membership interests on May 1, 2025. The term "EMEAI" refers to the geographic region of Europe, Middle East, Africa and India.

Dow's website and its content are not deemed incorporated by reference into this report.

STATEMENT ON MACROECONOMIC CONDITIONS AND FOURTH QUARTER OUTLOOK
Overview of Macroeconomic Conditions and the Company’s Response
The Company has continued to face challenging market conditions, including the significant impact of slower global GDP growth, through the third quarter of 2025. Industry overcapacity due to newer entrants exporting at anti-competitive economics has, and is expected to continue to, negatively impact the Company’s results of operations and cash flows. In addition, the current uncertain geopolitical environment, including the impact of trade policies, has resulted in increased volatility in global markets, also negatively impacting the Company’s results of operations and cash flows. The macroeconomic conditions experienced in the first nine months of 2025 are expected to persist in the near term for the Company and the industry alike.

Despite these challenges, the Company has maintained a strong financial position and solid liquidity and has taken actions to mitigate impacts on its supply chain and results of operations. At the time of this filing, the ultimate impact of tariff policies and other evolving global trade measures, coupled with existing macroeconomic challenges, is uncertain. The Company is actively monitoring global trade developments to identify actions necessary to maintain competitiveness while it adapts to these new economic challenges and continuing to work with regulatory bodies to address anti-competitive behavior. More information on these risks and potential impact to the Company can be found in Part II, Item 1A. Risk Factors.

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

On July 24, 2025, the Company’s Board declared a quarterly dividend of $0.35 per share, reducing the dividend by 50 percent compared with the dividend declared in second quarter 2025, in response to the prolonged industry downturn. The adjustment to the size of the dividend reflects the Company’s balanced capital allocation approach and enhances financial flexibility amidst a persistently challenging macroeconomic environment. The Company's fourth quarter dividend of $0.35 per share was declared by the Board on October 9, 2025.

Outlook
The Company is staying close with its customers, maintaining the financial flexibility it has built, and strengthening its competitiveness to drive higher earnings. While the near-term market backdrop remains largely unchanged across the end markets Dow serves, the Company continues to take actions to build on its strong foundation and enable greater long-term shareholder returns when macroeconomic conditions improve. Dow is focused on resilient areas of its portfolio where it can capture share and premiums. And, the Company is delivering increased cost savings, rationalizing higher-cost areas of its asset footprint, primarily in Europe, and applying a disciplined approach to its balance sheet and cash flow. As it has demonstrated, Dow is committed to identifying and implementing additional targeted initiatives designed to enhance its earnings and further optimize its cost structure.

OVERVIEW
The following is a summary of the results for the three months ended September 30, 2025:
•The Company reported net sales in the third quarter of 2025 of $10.0 billion, down 8 percent from $10.9 billion in the third quarter of 2024, and down in all operating segments; Packaging & Specialty Plastics (down 11 percent), Industrial Intermediates & Infrastructure (down 4 percent) and Performance Materials & Coatings (down 6 percent). Net sales decreased in all geographic regions; the U.S. & Canada (down 6 percent), EMEAI (down 13 percent), Latin America (down 11 percent) and Asia Pacific (down 3 percent).
•Local price decreased 8 percent compared with the third quarter of 2024, and was down in all operating segments; Packaging & Specialty Plastics (down 10 percent), Industrial Intermediates & Infrastructure (down 8 percent) and Performance Materials & Coatings (down 5 percent). Local price was down in all geographic regions; the U.S. & Canada and Asia Pacific (both down 9 percent) and EMEAI and Latin America (both down 8 percent).
•Volume decreased 1 percent compared with the third quarter of 2024 and was mixed by operating segment; Packaging & Specialty Plastics (down 1 percent), Industrial Intermediates & Infrastructure (up 2 percent) and Performance Materials & Coatings (down 2 percent). Volume increased in Asia Pacific (up 6 percent) and the U.S. & Canada (up 3 percent), and was more than offset by a decrease in EMEAI (down 8 percent) and Latin America (down 3 percent).
•Currency had a favorable impact of 1 percent on net sales compared with the third quarter of 2024, driven by EMEAI (up 4 percent).

•Equity in losses of nonconsolidated affiliates was $72 million in the third quarter of 2025, compared with equity in earnings of nonconsolidated affiliates of $2 million in the third quarter of 2024, primarily due to lower results at the Company's principal joint ventures, including the impact of an unplanned event at Sadara.
•Net income attributable to noncontrolling interests was $62 million in the third quarter of 2025, compared with $26 million in the third quarter of 2024. The increase reflects the ownership interest in Diamond Infrastructure Solutions held by InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management. InfraPark purchased 40 percent of the membership interests in Diamond Infrastructure Solutions in the second quarter of 2025 and an additional 9 percent in the third quarter of 2025.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $62 million in the third quarter of 2025, compared with $214 million and $224 million, respectively, in the third quarter of 2024. Earnings per share for Dow Inc. was $0.08 per share in the third quarter of 2025, compared with $0.30 per share in the third quarter of 2024.
•Cash provided by operating activities - continuing operations was $1,130 million in the third quarter of 2025, compared with $800 million in the third quarter of 2024. Cash provided by operating activities - continuing operations was up $1,600 million compared with the second quarter of 2025, primarily driven by working capital improvements and advance payments received from customers for low carbon solutions and other long-term supply agreements.
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
•On July 31, 2025, Fitch Ratings announced a long-term credit rating change for TDCC from BBB+ to BBB and a short-term credit rating change from F1 to F2, with its outlook remaining stable.
•On August 8, 2025, the Company sold its ownership interest in DowAksa Advanced Composites Holdings BV ("DowAksa"), a nonconsolidated affiliate, to its joint venture partner, Aksa Akrilik Kimya Sanayii A.Ş., for cash proceeds of $121 million, net of costs to sell and other transaction expenses and subject to customary post-closing adjustments.
•On August 29, 2025, the Company received approximately $540 million of additional proceeds following InfraPark's purchase of an additional 9 percent of the membership interests of Diamond Infrastructure Solutions, increasing its minority equity stake from 40 percent to 49 percent, and bringing the total proceeds from the transaction to approximately $3 billion.
•On September 3, 2025, TDCC issued $1.4 billion of senior unsecured notes.

In addition, the following events occurred subsequent to the third quarter of 2025:
•On October 9, 2025, Dow Inc. announced that its Board declared a dividend of $0.35 per share, payable on December 12, 2025, to shareholders of record as of November 28, 2025. This marks the 457th consecutive dividend paid by the Company or its affiliates since 1912.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net sales	$9,973	$10,879	$30,508	$32,559

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Sep 30, 2025					Nine Months Ended Sep 30, 2025
	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Percentage change from prior year
Packaging & Specialty Plastics	(10)%	1%	(1)%	(1)%	(11)%	(8)%	—%	1%	(1)%	(8)%
Industrial Intermediates & Infrastructure	(8)	2	2	—	(4)	(5)	—	—	—	(5)
Performance Materials & Coatings	(5)	1	(2)	—	(6)	(3)	—	(2)	—	(5)
Total	(8)%	1%	(1)%	—%	(8)%	(6)%	—%	—%	—%	(6)%
Total, excluding the Hydrocarbons & Energy business	(8)%	1%	—%	—%	(7)%	(6)%	—%	—%	(1)%	(7)%
U.S. & Canada	(9)%	—%	3%	—%	(6)%	(5)%	—%	3%	(1)%	(3)%
EMEAI	(8)	4	(8)	(1)	(13)	(6)	1	(3)	(1)	(9)
Asia Pacific	(9)	—	6	—	(3)	(8)	—	3	—	(5)
Latin America	(8)	—	(3)	—	(11)	(8)	—	(4)	—	(12)
Total	(8)%	1%	(1)%	—%	(8)%	(6)%	—%	—%	—%	(6)%
1.Portfolio & Other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

Net sales in the third quarter of 2025 were $10.0 billion, down 8 percent from $10.9 billion in the third quarter of 2024, with local price down 8 percent, volume down 1 percent, and a favorable currency impact of 1 percent. Net sales decreased in all operating segments and all geographic regions. Local price decreased in all geographic regions and all operating segments, with Packaging & Specialty Plastics down 10 percent, Industrial Intermediates & Infrastructure down 8 percent, and Performance Materials & Coatings down 5 percent. Volume decreased 1 percent, driven by EMEAI (down 8 percent) and Latin America (down 3 percent), partially offset by increases in Asia Pacific (up 6 percent) and the U.S. & Canada (up 3 percent). Volume decreased in Packaging & Specialty Plastics (down 1 percent), increased in Industrial Intermediates & Infrastructure (up 2 percent) and decreased in Performance Materials & Coatings (down 2 percent). Currency favorably impacted net sales by 1 percent, driven by EMEAI (up 4 percent). Portfolio & other unfavorably impacted net sales in Packaging & Specialty Plastics (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 7 percent.

Net sales for the first nine months of 2025 were $30.5 billion, down 6 percent from $32.6 billion in the same period last year, with local price down 6 percent, and volume and currency both flat. Net sales decreased in all operating segments and all geographic regions. Local price decreased in all geographic regions and all operating segments, with Packaging & Specialty Plastics down 8 percent, Industrial Intermediates & Infrastructure down 5 percent, and Performance Materials & Coatings down 3 percent. Volume was flat, with gains in Asia Pacific and the U.S. & Canada (both up 3 percent) offset by declines in Latin America (down 4 percent) and EMEAI (down 3 percent). Volume increased in Packaging & Specialty Plastics (up 1 percent), was flat in Industrial Intermediates & Infrastructure, and declined in Performance Materials & Coatings (down 2 percent). Portfolio & other unfavorably impacted net sales in Packaging & Specialty Plastics (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 7 percent.

Cost of Sales
Cost of sales ("COS") was $9.2 billion in the third quarter of 2025, compared with $9.8 billion in the third quarter of 2024. COS decreased in the third quarter of 2025 primarily due to lower raw material, feedstock and energy costs, lower planned maintenance turnaround spending, the impact of the Company's cost reduction initiatives and the absence of a charge in the third quarter of 2024 related to an arbitration settlement agreement for historical product claims from a divested business. For the first nine months of 2025, COS was $28.5 billion, compared with $28.9 billion in the first nine months of 2024. COS for the first nine months of 2025 decreased primarily due to lower raw material, feedstock and energy costs, lower planned maintenance turnaround spending, adjustments to legacy groundwater contamination matters and the absence of a charge in the third quarter of 2024 related to an arbitration settlement agreement for historical product claims from a divested business. COS as a percentage of net sales was 92.7 percent in the third quarter of 2025 (90.2 percent in the third quarter of 2024) and 93.5 percent for the first nine months of 2025 (88.7 percent for the first nine months of 2024).

Research and Development Expenses
Research and development ("R&D") expenses totaled $191 million in the third quarter of 2025, compared with $208 million in the third quarter of 2024. R&D expenses for the first nine months of 2025 were $579 million, compared with $608 million in the first nine months of 2024. R&D expenses for the three and nine months ended September 30, 2025 decreased primarily due to the Company's cost reduction initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $340 million in the third quarter of 2025, compared with $396 million in the third quarter of 2024. For the first nine months of 2025, SG&A expenses were $1,053 million, compared with $1,228 million in the first nine months of 2024. SG&A expenses for the three and nine months ended September 30, 2025 decreased primarily due to the impact of lower third-party purchased services, the impact of the Company's cost reduction initiatives, as well as decreased bad debt expense. The first nine months of 2025 also included the impact of a favorable resolution of a dispute with a customer.

Amortization of Intangibles
Amortization of intangibles was $46 million in the third quarter of 2025 compared with $76 million in the third quarter of 2024. In the first nine months of 2025, amortization of intangibles was $185 million, compared with $234 million in the first nine months of 2024. Amortization of intangibles decreased primarily due to certain intangible assets becoming fully amortized in 2025.

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

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. As a result of these actions, in the second quarter of 2025 the Company recorded pretax restructuring charges of $591 million, consisting of severance and related benefit costs of $154 million, asset write-downs and write-offs of $334 million and costs associated with exit and disposal activities of $103 million. Restructuring charges by segment were as follows: $158 million in Packaging & Specialty Plastics, $89 million in Industrial Intermediates & Infrastructure, $147 million in Performance Materials & Coatings and $197 million in Corporate. In the third quarter of 2025, the Company recorded additional pretax restructuring charges of $23 million, consisting of asset write-downs and write-offs of $8 million and costs associated with exit and disposal activities of $15 million. The additional restructuring charges by segment were as follows: $3 million in Packaging & Specialty Plastics, $6 million in Industrial Intermediates & Infrastructure, $3 million in Performance Materials & Coatings and $11 million in Corporate. See Note 5 to the Consolidated Financial Statements for additional information.

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

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $72 million in the third quarter of 2025, compared with equity in earnings of nonconsolidated affiliates of $2 million in the third quarter of 2024. The Company's share of equity in losses of nonconsolidated affiliates was $122 million for the first nine months of 2025, compared with equity in earnings of nonconsolidated affiliates of $45 million for the first nine months of 2024. The decrease in both periods was primarily driven by lower results at the Company's Thai, Kuwait and Sadara joint ventures. Cash dividends from nonconsolidated affiliates were $190 million for the first nine months of 2025, compared with $266 million for the first nine months of 2024.

Sundry Income (Expense) – Net
Sundry income (expense) - net for the three months ended September 30, 2025 was income of $185 million and $184 million for Dow Inc. and TDCC, respectively, compared with income of $119 million and $118 million, respectively, for the three months ended September 30, 2024. The third quarter of 2025 included a gain from the divestiture of the Company's ownership interest in DowAksa, non-operating pension and postretirement benefit plan credits and foreign currency exchange gains, partially offset by a loss on early extinguishment of debt. The third quarter of 2024 included non-operating pension and postretirement benefit plan credits, gains on the sales of assets and investments and foreign currency exchange losses. See Note 6 to the Consolidated Financial Statements for additional information.

Sundry income (expense) - net for the nine months ended September 30, 2025 was income of $345 million and $360 million for Dow Inc. and TDCC, respectively, compared with income of $256 million and $253 million, respectively, for the nine months ended September 30, 2024. The first nine months of 2025 included a gain from the divestiture of the Company's soil fumigation product line and its ownership interest in DowAksa, non-operating pension and postretirement benefit plan credits, and foreign currency exchange gains, partially offset by a loss on early extinguishment of debt. The first nine months of 2024 included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, partially offset by foreign currency exchange losses. See Note 6 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $221 million in the third quarter of 2025, compared with $199 million in the third quarter of 2024. Interest expense and amortization of debt discount was $646 million in the first nine months of 2025, compared with $595 million in the first nine months of 2024. The increase in interest expense was primarily due to increased issuances of commercial paper during the first nine months of 2025. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements for additional information.

Provision (Credit) for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the third quarter of 2025, the Company reported a credit for income taxes of $54 million, resulting in a negative effective tax rate of 77.1 percent. In the third quarter of 2024, the Company reported a provision for income taxes of $84 million, resulting in an effective tax rate of 25.9 percent and 25.1 percent for Dow Inc. and TDCC, respectively. For the first nine months of 2025, the Company reported a provision for income taxes of $4 million, resulting in a negative effective tax rate of 0.4 percent. For the first nine months of 2024, the Company reported a provision for income taxes of $145 million, resulting in an effective tax rate of 10.5 percent and 10.4 percent for Dow Inc. and TDCC, respectively.

The credit for income taxes for the third quarter of 2025 was impacted by the recording of a tax benefit stemming from the U.S. Tax Court's decision in Varian Medical Systems Inc. v. Commissioner of $100 million and a tax benefit of $20 million related to the sale of an additional portion of the Company's membership interests in Diamond Infrastructure Solutions, partially offset by losses attributable to jurisdictions for which no tax benefit can be recognized. The provision for income taxes for the first nine months of 2025 was also impacted by the initial sale of a portion of the Company's membership interests in Diamond Infrastructure Solutions resulting in a tax benefit of $89 million, which was offset by valuation allowances in certain foreign jurisdictions of $242 million. See Note 17 to the Consolidated Financial Statements for additional information related to the Diamond Infrastructure Solutions transaction. In the first quarter of 2024, the Company recorded a tax credit of $194 million related to a reassessment of interest and penalties on a tax matter in a foreign jurisdiction, resulting in a reduced effective tax rate for the first nine months of 2024.

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

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Based on the analysis performed by the Company to date, the Act is not expected to have a material impact on the effective tax rate.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $62 million in the third quarter of 2025, compared with $26 million in the third quarter of 2024. Net income attributable to noncontrolling interests was $113 million in the first nine months of 2025, compared with $67 million for the first nine months of 2024. The increase in net income attributable to noncontrolling interests was primarily driven by the initial sale of 40 percent of the membership interests of Diamond Infrastructure Solutions in the second quarter of 2025 and the sale of an additional 9 percent in the third quarter of 2025. See Notes 17 and 22 to the Consolidated Financial Statements for additional information.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was income of $62 million, or $0.08 per share, in the third quarter of 2025, compared with income of $214 million, or $0.30 per share, in the third quarter of 2024. Net income (loss) available for Dow Inc. common stockholders was a loss of $1,080 million, or $1.53 per share, in the first nine months of 2025, compared with income of $1,169 million, or $1.65 per share, in the first nine months of 2024. See Note 8 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was income of $62 million in the third quarter of 2025, compared with income of $224 million in the third quarter of 2024. Net income (loss) available for the TDCC common stockholder was a loss of $1,059 million in the first nine months of 2025, compared with income of $1,186 million in the first nine months of 2024. TDCC's common shares are owned solely by Dow Inc.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net sales	$4,891	$5,516	$15,226	$16,461
Operating EBIT	$199	$618	$612	$1,926
Equity earnings (losses)	$(6)	$16	$40	$96

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2025	Sep 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(10)%	(8)%
Currency	1	—
Volume	(1)	1
Portfolio & other [1]	(1)	(1)
Total	(11)%	(8)%
1.Portfolio & other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

Packaging & Specialty Plastics net sales were $4,891 million in the third quarter of 2025, down 11 percent from net sales of $5,516 million in the third quarter of 2024, with local price down 10 percent, both volume and portfolio & other down 1 percent and currency up 1 percent. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower pricing of polyethylene and functional polymers. Local price decreased in Hydrocarbons & Energy, driven by olefins and aromatics in EMEAI and the U.S. & Canada. Volume decreased in Packaging and Specialty Plastics due to nonrecurring licensing sales in the year ago period, partially offset by higher polyethylene volumes. Volume decreased in Hydrocarbons & Energy, primarily due to lower merchant olefins sales in EMEAI. Currency had a favorable impact on sales in both businesses and was primarily driven by EMEAI.

Operating EBIT was $199 million in the third quarter of 2025, down $419 million from Operating EBIT of $618 million in the third quarter of 2024. Operating EBIT decreased primarily due to lower integrated margins and equity earnings at the EQUATE and Sadara joint ventures, which were partially offset by the impact of the Company's cost reduction initiatives and lower planned maintenance costs.

Packaging & Specialty Plastics net sales were $15,226 million in the first nine months of 2025, down 8 percent from net sales of $16,461 million in the first nine months of 2024, with local price down 8 percent, portfolio & other down 1 percent, and volume up 1 percent. Local price decreased in Packaging and Specialty Plastics in all geographic regions, primarily driven by lower pricing of polyethylene and functional polymers. Local price decreased in Hydrocarbons & Energy, driven by olefins and aromatics in EMEAI and the U.S. & Canada. Volume increased in Packaging and Specialty Plastics, with higher volumes in Asia Pacific partially offset by a decline in EMEAI and Latin America, driven by higher volumes in polyethylene and nonrecurring licensing sales partially offset by lower functional polymers volumes. Volume increased in Hydrocarbons & Energy, primarily due to higher energy sales in the U.S. & Canada.

Operating EBIT was $612 million in the first nine months of 2025, down $1,314 million from Operating EBIT of $1,926 million in the first nine months of 2024. Operating EBIT decreased primarily due to lower integrated margins and equity earnings at the Company's EQUATE and Thai joint ventures, partially offset by lower planned maintenance costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net sales	$2,834	$2,962	$8,475	$8,921
Operating EBIT	$(47)	$(53)	$(360)	$41
Equity losses	$(68)	$(17)	$(165)	$(63)

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2025	Sep 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(8)%	(5)%
Currency	2	—
Volume	2	—
Total	(4)%	(5)%

Industrial Intermediates & Infrastructure net sales were $2,834 million in the third quarter of 2025, down 4 percent from net sales of $2,962 million in the third quarter of 2024, with local price down 8 percent, and both volume and currency up 2 percent. Local price decreased in both businesses and across all geographic regions, led by declines in industrial and building and construction applications. Volume increased in Industrial Solutions, driven by higher volumes from improved supply availability following planned maintenance activity and the startup of a new alkoxylation unit in Seadrift, Texas, and was led by energy applications. Volume was flat in Polyurethanes & Construction Chemicals as increased methylene diphenyl diisocyanate volumes following a third-party supplier outage in the prior year were offset by declines in consumer durables applications. Currency had a favorable impact on sales in both businesses and was driven by EMEAI.

Operating EBIT was a loss of $47 million in the third quarter of 2025, up $6 million from an Operating EBIT loss of $53 million in the third quarter of 2024. Operating EBIT increased primarily driven by lower raw material and energy costs, lower planned maintenance activity, increased volume, and the impact of the Company's cost reduction initiatives, mostly offset by lower selling prices in both businesses and lower results at the Sadara and EQUATE joint ventures.

Industrial Intermediates & Infrastructure net sales were $8,475 million in the first nine months of 2025, down 5 percent from net sales of $8,921 million in the first nine months of 2024, with local price down 5 percent. Local price decreased in both businesses and across all geographic regions, led by declines in industrial, consumer durables and building and construction applications. Volume increased in Industrial Solutions, with higher volumes in the U.S. & Canada and EMEAI, primarily in energy and industrial applications. Volume decreased in Polyurethanes & Construction Chemicals, driven by declines in EMEAI and Latin America, primarily in consumer durables and industrial applications.

Operating EBIT was a loss of $360 million in the first nine months of 2025, down $401 million from Operating EBIT of $41 million in the first nine months of 2024. Operating EBIT decreased primarily due to margin compression and lower results at the EQUATE and Sadara joint ventures, partially offset by the impact of the Company's cost reduction initiatives.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net sales	$2,082	$2,214	$6,282	$6,609
Operating EBIT	$80	$140	$281	$327
Equity earnings	$1	$1	$2	$9

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2025	Sep 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(5)%	(3)%
Currency	1	—
Volume	(2)	(2)
Total	(6)%	(5)%

Performance Materials & Coatings net sales were $2,082 million in the third quarter of 2025, down 6 percent from net sales of $2,214 million in the third quarter of 2024, with local price down 5 percent, volume down 2 percent and a favorable currency impact of 1 percent. Coatings & Performance Monomers local price decreased across all geographic regions, primarily in acrylic monomers and architectural coatings. Local price decreased in Consumer Solutions in all geographic regions and was broad-based across end-markets. Volume decreased in Coatings & Performance Monomers in all geographic regions except the U.S. & Canada, driven by lower demand for coatings applications. Volume decreased in Consumer Solutions in all geographic regions except Asia Pacific. Volume decreased in upstream siloxanes, partially offset by an increase in downstream consumer and electronics and home care applications. The favorable currency impact was driven by EMEAI in both businesses.

Operating EBIT was $80 million in the third quarter of 2025, down $60 million from Operating EBIT of $140 million in the third quarter of 2024. Operating EBIT decreased in both businesses primarily due to margin compression and lower volumes, partially offset by the impact of the Company's cost reduction initiatives.

Performance Materials & Coatings net sales were $6,282 million in the first nine months of 2025, down 5 percent from net sales of $6,609 million in the first nine months of 2024, with local price down 3 percent and volume down 2 percent. Coatings & Performance Monomers local price decreased across all geographic regions, primarily in acrylic monomers and architectural coatings. Local price deceased in Consumer Solutions in all geographic regions and was broad-based across end-markets. Volume decreased in Coatings & Performance Monomers in all geographic regions except the U.S. & Canada, driven by lower demand for coatings applications. Volume decreased in Consumer Solutions in all geographic regions except Asia Pacific. Volume decreased in upstream siloxanes, partially offset by an increase in downstream silicones, led by consumer and electronics applications.

Operating EBIT was $281 million in the first nine months of 2025, down $46 million from Operating EBIT of $327 million in the first nine months of 2024. Operating EBIT decreased primarily due to margin compression and lower volumes, partially offset by the impact of the Company's cost reduction initiatives and lower selling, general and administrative expenses.

CORPORATE

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Net sales	$166	$187	$525	$568
Operating EBIT	$(52)	$(64)	$(144)	$(160)
Equity earnings	$1	$2	$1	$3

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $166 million in the third quarter of 2025, a decrease from net sales of $187 million in the third quarter of 2024. Net sales were $525 million in the first nine months of 2025, a decrease from net sales of $568 million in the first nine months of 2024.

Operating EBIT was a loss of $52 million in the third quarter of 2025, compared with a loss of $64 million in the third quarter of 2024. Operating EBIT was a loss of $144 million in the first nine months of 2025, compared with a loss of $160 million in the first nine months of 2024. Operating EBIT improved primarily due to lower environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $4,609 million at September 30, 2025 and $2,189 million at December 31, 2024, of which $2,335 million at September 30, 2025 and $1,427 million at December 31, 2024 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At September 30, 2025, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Nine Months Ended		Nine Months Ended
	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
In millions
Cash provided by (used for):
Operating activities - continuing operations	$764	$2,092	$746	$2,116
Operating activities - discontinued operations	(16)	8	—	—
Operating activities	$748	$2,100	$746	$2,116
Investing activities	$(1,457)	$(1,456)	$(1,457)	$(1,456)
Financing activities	$2,941	$(723)	$2,943	$(739)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first nine months of 2025 was primarily driven by the Company's cash earnings, advance payments received from customers related to long-term supply contracts and dividends from equity method investments, partially offset by cash used for working capital and performance-based compensation. Cash provided by operating activities from continuing operations in the first nine months of 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
In millions
Current assets	$19,646	$16,590	$19,610	$16,565
Current liabilities	10,104	10,288	9,986	10,210
Net working capital	$9,542	$6,302	$9,624	$6,355
Current ratio	1.94:1	1.61:1	1.96:1	1.62:1

Working Capital Metrics	Three Months Ended
	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024

Days sales outstanding in trade receivables	48	47	44
Days sales in inventory	67	64	62
Days payables outstanding	64	64	64

Cash provided by (used for) operating activities from discontinued operations in the first nine months of 2025 and 2024 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first nine months of 2025 and 2024 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. The first nine months of 2025 also included a cash inflow related to the sale of the soil fumigation product line and certain related assets, proceeds from incentives related to capital expenditures and the divestiture of the Company's ownership interest in DowAksa. The first nine months of 2024 also included the acquisition of Circulus Holdings, PBLLC, a U.S. mechanical recycling company.

The Company's capital expenditures were $1,911 million in the first nine months of 2025, compared with $2,173 million in the first nine months of 2024. The Company has reduced its expected full year capital spending to approximately $2.5 billion. The primary driver for the decrease is the Company’s decision to delay construction of the Fort Saskatchewan Path2Zero project until market conditions improve. As evidenced across this and prior economic cycles, the Company will proactively adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash provided by financing activities in the first nine months of 2025 was primarily related to proceeds from the sale of a minority stake in the Company's consolidated infrastructure entity and proceeds from the issuance of long-term debt, which were partially offset by payments on long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders, including the impact of a 50 percent reduction to dividends paid in the third quarter of 2025, and TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in the first nine months of 2024 for Dow Inc. was primarily related to dividends paid to stockholders, purchases of treasury stock and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt. Cash used for financing activities in the first nine months of 2024 for TDCC was primarily related to dividends paid to Dow Inc. and payments on long-term debt, which were partially offset by proceeds from issuance of long-term debt.

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

Reconciliation of Free Cash Flow	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
In millions
Cash provided by operating activities - continuing operations (GAAP)	$764	$2,092
Capital expenditures	(1,911)	(2,173)
Free Cash Flow (non-GAAP)	$(1,147)	$(81)

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Nine Months Ended
	Sep 30, 2025	Sep 30, 2024
In millions
Net income (loss) (GAAP)	$(967)	$1,236
+ Provision for income taxes	4	145
Income (loss) before income taxes	$(963)	$1,381
- Interest income	114	143
+ Interest expense and amortization of debt discount	646	595
- Significant items ¹	(820)	(301)
Operating EBIT (non-GAAP)	$389	$2,134
+ Depreciation and amortization	2,126	2,143
Operating EBITDA (non-GAAP)	$2,515	$4,277
Cash provided by operating activities - continuing operations (GAAP)	$764	$2,092
Cash flow from operations to net income (GAAP) [2]	N/A	169.3%
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	30.4%	48.9%
1.The nine months ended September 30, 2025 includes: severance and related benefit costs, costs associated with exit and disposal activities and impairment charges related to the 2025 Restructuring Program; implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of Diamond Infrastructure Solutions; a gain on the sale of the soil fumigation product line and divestiture of ownership interest in DowAksa; a gain associated with the reassessment of liabilities for certain accrued Groundwater Matters, partially offset by the settlement of a separate claim related to Groundwater Matters; charges associated with agreements entered into with DuPont de Nemours, Inc. and Corteva, Inc. as part of the separation and distribution; charges related to an arbitration agreement for historical product claims from a divested business; a loss on early extinguishment of debt; restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. The nine months ended September 30, 2024 includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program and impairment charges related to write-downs of certain manufacturing assets. See Note 23 to the Consolidated Financial Statements for additional information.
2.Cash flow from operations to net income is not applicable for the nine months ended September 30, 2025 due to a net loss for the period.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at September 30, 2025. Cash and committed and available forms of liquidity were $14.5 billion at September 30, 2025. The Company also has no substantive long-term debt maturities due until 2027. As a well-known seasoned issuer, the Company has ready access to debt capital markets, subject to market conditions, as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at September 30, 2025. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to September 30, 2025.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At September 30, 2025, TDCC had total committed and available credit facilities of $8.4 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at September 30, 2025.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. These facilities are set to expire in November 2025 and are expected to be renewed in the fourth quarter. In the first nine months of 2025, there were $106 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities ($289 million in sales of receivables in the first nine months of 2024). No sold receivables were outstanding with the facilities at September 30, 2025.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity. This facility is set to expire in November 2025 and is expected to be renewed in the fourth quarter. Sales of receivables under this facility were $147 million in the first nine months of 2025 ($378 million in sales of receivables in the first nine months of 2024). No sold receivables were outstanding with the facility at September 30, 2025. See Note 12 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. Sales of receivables under this facility were $285 million in the first nine months of 2025 ($581 million sales of receivables in the first nine months of 2024). At September 30, 2025, approximately $6 million of sold receivables were outstanding. See Note 12 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At September 30, 2025, the Company had monetized $197 million of its existing COLI policies' surrender value (zero at December 31, 2024). See Note 6 to the Consolidated Financial Statements for additional information.

Shelf Registration - U.S.
On June 13, 2025, Dow Inc. and TDCC filed a shelf registration statement with the U.S. Securities and Exchange Commission. The shelf indicates that Dow Inc. may offer common stock; preferred stock; depositary shares; debt securities; guarantees; warrants to purchase common stock, preferred stock and debt securities; and stock purchase contracts and stock purchase units, with pricing and availability of any such offerings depending on market conditions. The shelf also indicates that TDCC may offer debt securities, guarantees and warrants to purchase debt securities, with pricing and availability of any such offerings depending on market conditions. On July 25, 2025, TDCC filed a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under InterNotes®. Also, on July 25, 2025, TDCC filed a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under a medium-term notes program.

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

Total Debt	Dow Inc.		TDCC
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
In millions
Notes payable	$133	$135	$133	$135
Long-term debt due within one year	413	497	413	497
Long-term debt	17,709	15,711	17,709	15,711
Gross debt	$18,255	$16,343	$18,255	$16,343
- Cash and cash equivalents	4,609	2,189	4,609	2,189
- Marketable securities [1]	497	383	497	383
Net debt	$13,149	$13,771	$13,149	$13,771
Total equity	$19,064	$17,851	$19,280	$18,032
Gross debt as a percent of total capitalization	48.9%	47.8%	48.6%	47.5%
Net debt as a percent of total capitalization	40.8%	43.5%	40.5%	43.3%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.46 to 1.00 at September 30, 2025. Management believes TDCC was in compliance with all of its covenants and default provisions at September 30, 2025. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2024 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first nine months of 2025.

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

In the third quarter of 2025, the Company issued $1.4 billion of senior unsecured notes. The offering included $750 million aggregate principal amount of 4.80 percent notes due 2031 and $650 million aggregate principal amount of 5.65 percent notes due 2036. Additionally, the Company redeemed $55 million aggregate principal amount of 9.40 percent notes due 2039. As a result of the redemption, the Company recognized a pretax loss of $18 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first nine months of 2025, the Company issued an aggregate principal amount of $252 million of InterNotes®. Additionally, the Company repaid $125 million of long-term debt at maturity.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At September 30, 2025, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB	F2	Stable
Moody’s Ratings	Baa2	P-2	Negative
Standard & Poor’s	BBB	A-2	Negative

On February 21, 2025, Standard & Poor's affirmed TDCC's BBB and A-2 rating, and revised its outlook to negative from stable. Standard & Poor's decision was made as part of their annual review process and reflects the Company's supportive financial policies, scale, liquidity and cost-advantaged footprint.

On July 7, 2025, Moody's Ratings announced a long-term credit rating change for TDCC from Baa1 to Baa2 and affirmed TDCC's P-2 rating and its outlook of negative. On July 31, 2025, Fitch Ratings announced a long-term credit rating change for TDCC from BBB+ to BBB and a short-term credit rating change from F1 to F2, with its outlook remaining stable. The credit rating agencies' decisions were made to reflect the impact of current market conditions on the Company's operating results and cash flow, including the impact of global trade policy uncertainty and capacity additions in the industry, while recognizing the Company's strong asset base, strategic cost actions and long-term commitment to maintaining investment-grade quality.

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Board. On July 24, 2025, the Company announced a 50 percent reduction to its quarterly dividend. The following table summarizes dividends declared and paid to common stockholders of record in 2025:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 13, 2025	February 28, 2025	March 14, 2025	$0.70
April 10, 2025	May 30, 2025	June 13, 2025	$0.70
July 24, 2025	August 29, 2025	September 12, 2025	$0.35
October 9, 2025	November 28, 2025	December 12, 2025	$0.35

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended September 30, 2025, TDCC declared a dividend of $240 million and paid a dividend of $252 million to Dow Inc. ($1,225 million of dividend declared and $1,237 million of dividend paid for the nine months ended September 30, 2025). At September 30, 2025, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the third quarter of 2025 (zero in the first nine months of 2025). At September 30, 2025, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent of Operating Net Income over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding.

As part of its ongoing pension derisking initiatives, the Company initiated the termination of certain U.S. tax-qualified pension plans which include the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008, who earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, the Company offered participants of these plans annuity or lump sum distribution options. Final asset distributions are expected to be paid from plan assets in the fourth quarter of 2025. The Company is also pursuing other pension derisking opportunities, including annuitization and risk transfer of certain other pension liabilities. These actions, if executed and inclusive of the termination of certain U.S. tax-qualified pension plans discussed above, are expected to result in non-operating and non-cash settlement charges in the range of $275 million to $350 million in the fourth quarter of 2025.

See Note 18 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2024 10-K for additional information related to the Company's pension plans.

Restructuring
The 2025 Restructuring Program is expected to result in additional cash expenditures of approximately $650 million primarily over the next four years and consist primarily of severance and related benefits costs, implementation costs related to decommissioning and demolition and additional costs associated with exit and disposal activities. Restructuring implementation costs totaled $5 million and $10 million for the three and nine months ended September 30, 2025.

Restructuring implementation and efficiency costs related to the 2023 Restructuring Program were zero and $50 million for the three and nine months ended September 30, 2025, respectively ($55 million and $157 million for the three and nine months ended September 30, 2024, respectively).

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

Contractual Obligations at Sep 30, 2025	Payments Due In
In millions	2025	2026-2027	2028-2029	2030 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$245	$989	$1,811	$15,308	$18,353
Expected cash requirements for interest [2]	271	1,733	1,626	10,173	13,803
Operating leases [3]	102	666	384	481	1,633
Purchase obligations [4]	706	4,721	3,667	15,983	25,077
Total	$1,324	$8,109	$7,488	$41,945	$58,866
1.Excludes unamortized debt discount and issuance costs of $231 million. Includes finance lease obligations of $1,079 million and net fair value hedge adjustment gains of $35 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2025, and includes $134 million of various floating rate notes.
3.Includes imputed interest of $263 million.
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

In the third quarter of 2025, as a result of continued macroeconomic challenges, the Company evaluated whether the fair value of any reporting unit may be less than its carrying amount. The Company identified one reporting unit for which a quantitative interim goodwill impairment test was required. The results of the quantitative impairment test concluded that no goodwill impairment existed, as the fair value exceeded the carrying value of the reporting unit.

The Company continues to monitor key factors that could impact the fair value of its reporting units, including changes in macroeconomic conditions or industry-specific trends, deterioration in financial performance, increases in market interest rates or adverse changes in regulatory or competitive environments. If these, or other adverse events occur, it may be necessary to perform additional impairment testing, which could result in a future goodwill impairment charge. For additional information, see Notes 5 and 11 to the Consolidated Financial Statements.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2025	2024
Claims unresolved at Jan 1	5,813	6,367
Claims filed	3,407	3,472
Claims settled, dismissed or otherwise resolved	(2,719)	(4,469)
Claims unresolved at Sep 30	6,501	5,370
Claimants with claims against both Union Carbide and Amchem	(1,192)	(963)
Individual claimants at Sep 30	5,309	4,407

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first nine months of 2025. For a current status of this matter, see Note 14 to the Consolidated Financial Statements.

Securities Litigation
On August 29, 2025, a putative securities class action was filed in the U.S. District Court for the Eastern District of Michigan alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Operating Officer due to alleged false and misleading statements regarding the Company’s ability to navigate macroeconomic and tariff-related pressures, competitive and pricing pressures and softening demand, and the Company’s ability to sustain its dividend, which allegedly caused the Company’s securities to trade at artificially inflated prices. The action seeks unspecified compensatory damages.

Subsequently, three putative shareholder derivative actions were filed in the U.S. District Court for the Eastern District of Michigan on September 5, 2025, September 11, 2025, and September 18, 2025, which are based on the same alleged facts and circumstances as the above-referenced securities class action, and name certain of the Company's officers, including its Chief Executive Officer, its Chief Financial Officer, and its Chief Operating Officer, and members of its Board of Directors, as defendants. The derivative actions assert claims for violations of the Securities Exchange Act of 1934, breach of fiduciary duty, and other claims, and seek to recover damages on behalf of the Company.

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

On September 29, 2025, the EPA informed the Company of its intention to seek a civil penalty for benzene emissions in Orange, Texas, alleged to be in excess of action levels set out in an existing 2021 consent decree. Discussions between the Company and EPA are ongoing.

On October 14, 2025, the EPA sent Dow Silicones Corporation a letter demanding payment of $329,000 in stipulated penalties incurred under the terms of the January 24, 2020 consent decree in United States of America, et al., v. Dow Silicones Corporation. The stipulated penalties result from self-reported violations of consent decree provisions since 2020. Payment of this stipulated penalty will resolve these violations and is a necessary step prior to termination of the consent decree.

ITEM 1A. RISK FACTORS
Since December 31, 2024, there have been no material changes to the Company's Risk Factors, except as noted below, which was updated in the first, second and third quarters of 2025:

Global Economic Considerations: The Company operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition has resulted in lower prices and lower sales volume, which have had a negative impact on the Company’s results of operations. These factors are expected to continue and may worsen in the near term, which could continue to challenge the Company's ongoing results of operations. To address these challenges amidst the ongoing macroeconomic uncertainty, the Company has taken targeted cost reduction initiatives and other actions to advance its balanced capital allocation approach and enhance financial flexibility, and will continue to seek additional actions to mitigate the impact of macroeconomic uncertainty. Unforeseen macroeconomic conditions could result in additional actions that could adversely affect equity performance until market conditions improve. For additional information, see Note 5 to the Consolidated Financial Statements and Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales of the Company's products are also subject to extensive federal, state, local and foreign laws and regulations; trade agreements; import and export controls; taxes; and duties and tariffs. The imposition of additional regulations, controls, taxes, duties and tariffs or changes to bilateral and regional trade agreements could also result in lower sales volume, which could negatively impact the Company’s results of operations.

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs on virtually all imported goods, with the exception of certain goods that are compliant with the United States-Mexico-Canada Agreement, a trade agreement which became effective in 2020. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners. While these negotiations resulted in the reduction of certain recently imposed tariffs, the average U.S. tariff rate remains at its highest level since the 1930s. In response to the changes in U.S. trade policies, certain U.S. trading partners imposed retaliatory tariffs on U.S. imports. Shifts in tariffs, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, also impact sales price and volume and the efficacy of the Company's supply chain. For example, long-term market uncertainty, an economic downturn driven by trade policies and inflationary pressures, and higher input costs have reduced demand for the Company's products, resulting in decreased sales price and volume. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Company's results of operations. Additionally, political tensions; war, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company sells its products could further reduce demand for the Company's products and result in decreased sales price and volume or supply chain disruptions, which could have a negative impact on the Company’s results of operations.

The Russia-Ukraine conflict has been ongoing for more than three years since Russia's February 2022 invasion of Ukraine, and although there have been recent efforts to seek a resolution, it remains unclear if these will be successful. In light of sanctions imposed by the United States, Canada, the European Union and other countries as a result of this conflict, Dow ceased in-bound investment to Russia and maintains reasonable, risk-based measures to ship into Russia only limited goods that comply with applicable legal restrictions. These actions have not had and are not expected to have a material impact on the Company's financial condition or results of operations. The situation remains fluid and the ongoing conflict may result in additional economic sanctions or other measures, which could have a negative impact on the Company’s financial condition, results of operations and cash flows.

These impacts could include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of conflicts in the Middle East and potential expansion of hostilities in the region are difficult to predict and could disrupt the Company's supply chain operations, which could have a negative impact on the Company's results of operations.

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
The balance of supply relative to demand within the industry has been and continues to be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This has resulted in excess capacity which has disrupted and continues to disrupt regional industry supply and demand balances, particularly in Europe, the Middle East, Africa and India ("EMEAI") and Asia Pacific, resulting in downward pressure on prices and decreased operating rates, which has and continues to negatively impact the Company’s results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2025	—	$—	—	$931
August 2025	—	$—	—	$931
September 2025	—	$—	—	$931
Third quarter 2025	—	$—	—	$931
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the third quarter of 2025, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

* Filed herewith

TRADEMARK LISTING
The following registered trademark of InspereX Holdings LLC appears in this report: InterNotes

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

Date: October 24, 2025

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)