Form 10-K
period 2025-12-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2026-02-03
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the common stock of Dow Inc. held by non-affiliates of Dow Inc. was approximately $18.7 billion based on the last reported closing price of $26.48 per share as reported on the New York Stock Exchange.
Dow Inc. had 717,534,072 shares of common stock, $0.01 par value, outstanding at January 15, 2026. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at January 15, 2026, all of which were held by the registrant’s parent, Dow Inc.
The Dow Chemical Company meets the conditions set forth in General Instruction I(1)(a) and (b) for Form 10-K and therefore is filing this form in the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
Dow Inc.: Portions of Dow Inc.'s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of Dow Inc.'s fiscal year ended December 31, 2025.

The Dow Chemical Company: None.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2025

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

ABOUT DOW
Dow is one of the world’s leading materials science companies, serving customers in high-growth markets such as packaging, infrastructure, mobility and consumer applications. The Company's global breadth, asset integration and scale, customer-focused innovation and leading business positions enable it to achieve profitable growth and help deliver a sustainable future. Dow operates manufacturing sites in 29 countries and employs approximately 34,600 people. Dow delivered sales of approximately $40 billion in 2025. Learn more about Dow at www.dow.com.

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

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves growing, high-value sectors using world-class technology, broad existing product lines, and a rich product pipeline that creates competitive advantages for the entire packaging value chain. The business is a recognized leader in the production, marketing and innovation of polyethylene. The business is also a leader in other ethylene derivatives, such as polyolefin elastomers, ethylene vinyl acetate and ethylene propylene diene monomer ("EPDM") rubber serving mobility; consumer; wire and cable; and construction end-markets. Market growth is expected to be driven by major shifts in population demographics; improving socioeconomic status in emerging geographic regions; consumer and brand owner demand for increased functionality including sustainable offerings through lower-carbon and circular solutions; global efforts to reduce food waste; growth in telecommunications networks; global development of electrical transmission and distribution infrastructure; and renewable energy applications such as wind and solar (photovoltaic) power.

Details on Packaging & Specialty Plastics' 2025 net sales, by business and geographic region, are as follows:

* Europe, Middle East, Africa and India ("EMEAI")

Products
Major applications/market segments and products are listed below by business:

Business	Applications/Market Segments	Major Products	Key Raw Materials	Key Competitors
Hydrocarbons & Energy	Purchaser of feedstocks; production of cost competitive hydrocarbon monomers utilized by Dow's derivative businesses; and energy, principally for use in Dow’s global operations	Ethylene, propylene, benzene, butadiene, octene, aromatics co-products, power, steam, other utilities	Butane, condensate, ethane, naphtha, natural gas, propane	Chevron Phillips Chemical, ExxonMobil, INEOS, LyondellBasell, SABIC, Shell, Sinopec
Packaging and Specialty Plastics	Adhesives; automotive; caps, closures and pipe applications; construction; cosmetics; electrical transmission and distribution; food and supply chain packaging; footwear; health and hygiene; housewares; industrial specialty applications using polyolefin elastomers, ethylene copolymers, and EPDM; irrigation pipe; mobility; photovoltaic encapsulants; sporting goods; telecommunications infrastructure; toys and infant products	Acrylics, bio-based plasticizers, copolymer, elastomers, ethylene copolymer resins, EPDM, ethylene vinyl acetate ("EVA"), methacrylic acid copolymer resins, polyethylene ("PE"), high-density polyethylene ("HDPE"), low-density polyethylene ("LDPE"), linear low-density polyethylene ("LLDPE"), polyolefin plastomers, resin additives and modifiers, semiconductive and jacketing compound solutions and wire and cable insulation	Aliphatic solvent, butene, ethylene, hexene, octene, propylene	Borealis, CNPC, ExxonMobil, INEOS, Lanxess, LyondellBasell, Nova, SABIC, Sinopec

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

Current and Future Investments
The Company has announced investments that were completed or are being progressed over the next several years, and are expected to enhance competitiveness. These include:
•Construction of a world-scale polyethylene unit on the U.S. Gulf Coast, based on Dow’s proprietary process technologies, to meet consumer-driven demand in specialty packaging, health and hygiene, and industrial and consumer packaging applications, was completed in 2025.
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
The Company's ambition includes becoming the most sustainable materials science company, with a strategy to advance the well-being of humanity by helping lead the transition to a sustainable planet and society. This includes lowering energy and greenhouse gas ("GHG") emissions and further enabling a shift to a circular economy for plastics by focusing on resource efficiency and integrating recycled content and renewable feedstocks into its production processes. Additionally, the Company's circularity targets aim to transform plastic waste and other forms of alternative feedstock to commercialize 3 million metric tons of circular and renewable solutions annually by 2030. As part of that strategy, Dow completed or progressed the following investments in 2025:
•Dow announced an investment in advanced recycling start-up, Xycle, alongside investors ING, Invest-NL, Polestar Capital and Vopak. The investment will support the construction of Xycle's first commercial-scale advanced recycling plant, located in the Port of Rotterdam, the Netherlands. The facility is expected to be fully operational by the end of 2026. This investment continues Dow's ongoing commitment to transform plastic waste into high-value materials and accelerate a circular economy for plastics by further increasing and diversifying access to circular feedstock.
•Dow, Zermatt and Nature’s Variety launched a new pet food packaging solution that is designed for recyclability and incorporates recycled content from advanced recycling. This innovative product, already on the shelves in Spain, France and Portugal, marks a significant step forward in sustainable packaging for the pet food industry with multiple aspects of circularity in a single item. The new pouch includes 10 percent recycled content and can help comply with the 2030 target required by the packaging and packaging waste regulations for contact-sensitive packaging in Europe.
•Dow announced INNATE™ TF 220 precision packaging resin and advanced collaborations with leading laundry detergent brand Liby to redefine packaging circularity with high-performance biaxially oriented polyethylene films for flexible packaging. In collaboration with Liby, Dow facilitated the integration of 10 percent REVOLOOP™ post-consumer recycled resin into the packaging of its new generation “Floral Era” detergent series, aiming to reduce carbon emissions while preserving pack durability. This project demonstrates how Dow’s circularity approach can be adapted to practical, high-volume uses without compromising product performance or consumer experience.
•The first Mura plant in the United Kingdom completed commissioning of its 20,000 metric ton advanced recycling facility in the fourth quarter of 2024 and began initial feedstock production in 2025, with continuous supply expected in 2026 as the plant continues to optimize its start-up process. Dow will be the main recipient of the product produced at this site.
•Dow continued to collaborate with X-energy, a nuclear energy innovation company, to advance the design of the previously announced advanced small modular reactor nuclear project at the Seadrift Operations manufacturing site in Texas, which included submitting a construction permit application to the Nuclear Regulatory Commission in 2025. The project is expected to be funded 50 percent by the U.S. Department of Energy under the Advanced Reactor Demonstration Program and is intended to be operated by a subsidiary of NextEra Energy, one of the nation’s major nuclear operators.
•Dow continued its collaboration with Hanseatic Energy Hub GmbH ("HEH") as a minority stakeholder and is working with HEH's current members to advance Germany's capabilities to import supplies of liquified natural gas, bio-liquified natural gas and synthetic natural gas through the construction of an import terminal. The HEH consortium plans to build, own, and operate an import terminal for liquified gases onsite at Dow's Stade, Germany, industrial park. Dow provided land for the construction of the zero-emission terminal and will provide infrastructure services, off-gas heat, site services and mutual harbor use rights. Construction at the site progressed during 2025.
•Dow has several renewable power agreements in place globally that continue to support progress toward its goal to reduce net annual Scope 1 and 2 CO2e emissions by 5 million metric tons by 2030.

The Company aligns the timing of spending on the segment's current and future investments to its cash flows and strategic priorities.

Other Developments
The Company previously announced a strategic review of select assets in Europe as part of an effort to continue to optimize its global asset footprint. As a result of the strategic review performed in 2025, Dow plans to shut down an ethylene cracker in Böhlen, Germany, by the end of 2027 to optimize its global asset footprint.

Additionally, the Company recognized a $303 million pretax impairment charge related to assets used for chlor-alkali, propylene oxide and brine production in Latin America due to challenging economic conditions in the region. The impairment charge included $71 million related to Packaging & Specialty Plastics.

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

Industrial Solutions
Industrial Solutions provides a broad portfolio of solutions that enable and improve the manufacture of consumer and industrial goods and services. The business’ solutions minimize friction and heat in mechanical processes; manage the oil and water interface; deliver ingredients for maximum effectiveness; facilitate dissolvability; enable product identification; decarbonize oil and gas products; reduce energy intensity, water use and increase efficacy in broad washing applications; and provide the foundational building blocks for the development of chemical technologies. The business supports manufacturers and operators across a large variety of end-markets, notably coatings; crop protection; consumer health; data centers; detergents and cleaners; electronics; inks; lubricants and fluids; and oil and gas. The business is a leading producer of purified ethylene oxide, amines, solvents, glycol ethers and alkoxylates.

Polyurethanes & Construction Chemicals
Polyurethanes & Construction Chemicals consists of three businesses: Polyurethanes, Chlor-Alkali & Vinyl (“CAV”) and Construction Chemicals. The Polyurethanes business is the world’s largest producer of propylene oxide, propylene glycol and polyether polyols, a leading producer of aromatic isocyanates and fully formulated polyurethane systems for rigid, semi-rigid and flexible foams, as well as a leading producer of coatings, adhesives, sealants, elastomers and composites that serve consumers; industrial; building and construction; and mobility end-markets. This includes applications for appliances; furniture; bedding; footwear; refrigerated transport; building insulation panels; electric vehicle battery assembly; automotive seat cushions and acoustics; and aircraft deicing fluids. The CAV business provides chlorine and caustic soda, a valuable co-product of the chlor-alkali manufacturing process, ethylene dichloride and vinyl chloride monomer. The CAV business' assets are predominantly in Western Europe and Latin America and largely produce materials for internal consumption. The Construction Chemicals business provides cellulose ethers, redispersible latex powders, and acrylic emulsions used as key building blocks for differentiated building and construction materials across many market segments and applications ranging from roofing and flooring to gypsum-, cement-, concrete- and dispersion-based building materials. Both Polyurethanes and Construction Chemicals deliver sustainable products aligned toward green building markets yielding reduced environmental impacts and lower product intensity compared to traditional offerings.

Details on Industrial Intermediates & Infrastructure's 2025 net sales, by business and geographic region, are as follows:

Products
Major applications/market segments and products are listed below by business:

Business	Applications/Market Segments	Major Products	Key Raw Materials	Key Competitors
Industrial Solutions	Broad range of products for specialty applications including consumer health; agriculture crop protection offerings; aircraft deicing fluids; solvents for coatings; heat transfer fluids for manufacturing, energy and data center cooling applications; solvents for electronics processing; food preservation; fuel markers; industrial and institutional cleaning; infrastructure applications; lubricant additives; products and services for energy markets including exploration, production, transmission, refining, mining, gas processing and carbon capture to optimize supply, improve efficiencies and manage emissions
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
			Ammonia, ethylene, propylene	BASF, Eastman, Hexion, Huntsman, INEOS, LyondellBasell, SABIC, Sasol, Shell
Polyurethanes & Construction Chemicals	Aircraft deicing fluids; alumina; pulp and paper; appliances; automotive; bedding; building and construction; elastomers and binders; flooring; footwear; heat transfer fluids; hydraulic fluids; infrastructure; mobility; battery assembly; packaging; textiles and transportation; caulks and sealants; cement-based tile adhesives; concrete solutions; elastomeric roof coatings; industrial non-wovens; plasters and renders; roof tiles and siding; sport grounds and tape joint compounds
Aniline, caustic soda, ethylene dichloride ("EDC"), methylene diphenyl diisocyanate (“MDI”), polyether polyols, propylene glycol ("PG"), propylene oxide ("PO"), polyurethane systems, vinyl chloride monomer ("VCM"), AQUASET™ Acrylic Thermosetting Resins, DOW™ Latex Powder, RHOPLEX™ and PRIMAL™ Acrylic Emulsion Polymers, WALOCEL™ Cellulose Ethers

			Aniline, benzene, carbon monoxide, caustic soda, cell effluent, cellulose, chlorine, electric power, ethylene, hydrogen peroxide, propylene	Arkema, Ashland, BASF, Covestro, Eastman, Huntsman, INEOS, LyondellBasell, Wanhua

Joint Ventures
This segment includes a portion of the Company's share of the results of EQUATE, TKOC, Map Ta Phut and Sadara.

Current and Future Investments
The Company continues to make investments to enhance competitiveness and increase underlying mid-cycle earnings in its Polyurethanes & Construction Chemicals and Industrial Solutions businesses. The investments include alkoxylation capacity expansions, and finishing capabilities and efficiency improvements in its polyurethanes systems and other assets around the world.

In 2025, the Company benefited from the expansion of propylene glycol capacity at the existing joint venture facility in Map Ta Phut, Thailand, by 80,000 metric tons per year, bringing total capacity to 250,000 metric tons per year, the largest propylene glycol plant in the region. This additional capacity came online in 2024 and continues to support customer growth for food and pharma applications.

In 2025, the Industrial Solutions business successfully completed investments to expand alkoxylation capacity in the United States and similarly, mechanically completed investments in Europe and will begin product qualification and ramp-up activities in early 2026. These investments built on previously completed capacity expansions, collectively increasing the Company's global alkoxylation capacity by 70 percent versus the 2020 baseline. The additional capacity supports increasing demand across a wide range of fast-growing end-markets including home and personal care, industrial and institutional cleaning solutions and pharmaceuticals. The investments are supported by supply agreements with customers, including leading consumer brands.

In 2025, the Company also progressed the following:
•The Industrial Solutions business continued to advance the ramp up of previously completed investments on the U.S. Gulf Coast and in Europe to expand capacity of specialty amines and alkoxylation chemistries to serve fast-growing energy transition, pharmaceutical, home care, cleaning and agriculture end-markets.
•The Industrial Solutions business further advanced applications in data center cooling with DOWFROSTTM LC heat transfer fluid, which is specifically formulated for liquid-cooled, direct-to-chip applications and provides exceptional corrosion protection and freeze protection and ensures a long life-span of the system.
•The Polyurethanes & Construction Chemicals business continued to scale key projects aligned with its long-term sustainability goals. Together with key industry partners and selected customers, Dow has created an innovative industry ecosystem, which pioneers the RENUVATM end-of-life mattress recycling program at an industrial scale, covering everything from collection and dismantling to re-polyol production and mattress manufacturing. Also, as part of its circular strategy, the Polyurethanes & Construction Chemicals business commercializes mass-balanced circular feedstock solutions, SPECFLEXTM CIR Polyol, for mobility applications.
•In support of customer needs to reduce Scope 3 emissions, the Polyurethanes & Construction Chemicals business successfully commercialized propylene glycol and CAV low-carbon offerings, at scale, under Dow's DecarbiaTM portfolio of reduced carbon materials, in which the decarbonization potential reaches from 40 percent to 90 percent depending on product grades.

The Company aligns the timing of spending on the segment's current and future investments to its cash flows and strategic priorities.

Other Developments
The Company previously announced a strategic review of select assets in Europe as part of an effort to continue to optimize its global asset footprint. As a result of the strategic review performed in 2025, Dow plans to shut down certain CAV assets in Schkopau, Germany, by the end of 2027 to optimize its global asset footprint.

Upon completion of the annual goodwill impairment testing in the fourth quarter of 2025, the Company determined the fair value of the Polyurethanes & Construction Chemicals reporting unit was lower than its carrying amount. As a result, the Company recorded a goodwill impairment charge of $690 million. Additionally, the Company recognized a $303 million pretax impairment charge related to assets used for chlor-alkali, propylene oxide and brine production in Latin America due to challenging economic conditions in the region. The impairment charge included $232 million related to Industrial Intermediates & Infrastructure.

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

Consumer Solutions
Consumer Solutions consists of two businesses: Performance Silicones & Specialty Materials and Silicone Feedstocks & Intermediates. The Performance Silicones & Specialty Materials business delivers a comprehensive portfolio of performance-enhancing products to meet the diverse needs of customers in high-growth markets, including consumer and electronics; home and personal care; industrial and chemical processing; infrastructure; and mobility. It focuses on delivering innovative, market-driven solutions that provide meaningful differentiation, supported by world-scale operations. The Silicone Feedstocks & Intermediates business is dedicated to maximizing productivity and optimizing margins by leveraging Dow's global scale and reach. It produces silicon metal, siloxanes and intermediates, which are critical materials for manufacturing differentiated downstream silicone products.

Details on Performance Materials & Coatings' 2025 net sales, by business and geographic region, are as follows:

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

ACOUSTICRYL™ Liquid-Applied Sound Damping Technology; acrylates; ACRYSOL™ Rheology Modifiers; AVANSE™ Acrylic Binders; EVOQUE™ Pre-Composite Polymer; foam cell promoters; FORMASHIELD™ Acrylic Binder; high-quality impact modifiers; MAINCOTE™ Acrylic Epoxy Hybrid; methacrylates; processing aids; RHOPLEX™ Acrylic Resin; TAMOL™ Dispersants; FASTRACK™ Road Marking Resins; vinyl acetate monomers; weatherable acrylic capstock compounds for thermoplastic and thermosetting materials; RHOBARR™ sustainable barrier coatings for paper packaging
			Acetic acid, acetone, acrylic acid, ammonia, butanol, butyl acrylate, methanol, methyl methacrylate, propylene, styrene	Arkema, BASF, Celanese, Evonik, LyondellBasell, Wacker Chemie
Consumer Solutions	Consumer and electronics; home and personal care; industrial and chemical processing; infrastructure; mobility
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

Current and Future Investments
In 2025, growth capital projects included expanding capacity for sustainable barrier coatings in paper packaging for food and beverage markets, as well as adding new silicone intermediates and downstream product capabilities across multiple end-markets such as infrastructure; consumer and electronics; personal care; and mobility. Investments in innovation for growth are focused on addressing market needs such as thermal management in high-performance computing and artificial intelligence applications, industrial power systems and electric vehicle electronics; silicone and hybrid chemistry materials to replace fluorinated materials; high-performance materials for building and infrastructure end-markets; and innovative ingredients imparting improved haptics and performance for personal care formulations.

The Company continues to make targeted incremental investments strategically focused on higher return and faster payback projects that require lower levels of capital investment in both the Coatings & Performance Monomers and Consumer Solutions businesses. These investments aim to expand manufacturing capacity, capabilities and efficiency, which further enhance competitiveness across end-markets, particularly in consumer and electronics for data center and mobility applications.

Growth investments drive realization of the Company's broad product innovation portfolio where over 90 percent of projects deliver sustainability benefits. As part of this portfolio, the Coatings & Performance Monomers business continues to make significant advancements in architectural coatings innovation that provide both performance and sustainability benefits. The Company's capital strategy is aligned with industry trends to expand investments focused on growth in certain end-markets, including electronics, infrastructure and mobility. Debottlenecking investments allow the Company to fully leverage its global footprint and world-scale facilities to increase supply chain flexibility.

By leveraging global scale and a broad innovation portfolio, the Company is well-positioned to deliver differentiated solutions and sustainable materials in key end-markets, including infrastructure, electronics, industrial, mobility, and home and personal care.

The Company aligns the timing of spending on the segment's current and future investments to its cash flows and strategic priorities.

Other Developments
Aligned to Dow’s previously announced strategic review of select assets in Europe, Consumer Solutions will shut down its basics siloxanes operations in Barry, United Kingdom, by mid-year 2026. The shutdown will right-size regional capacity, reduce merchant sales exposure, and remove higher cost, energy intensive portions of Dow's portfolio in the region. This will also improve the Company’s ability to supply profitable derivative demand and optimize margins.

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

The Company's primary source of these raw materials are natural gas liquids, which are derived from natural gas and crude oil production, and naphtha, which is produced during the processing and refining of crude oil. Given recent advancements in shale gas, shale oil and conventional drilling techniques, the Company expects these raw materials to be in abundant supply. The Company's suppliers of these raw materials include regional, international and national oil and gas companies.

The Company purchases raw materials on both short- and long-term contracts. The Company had adequate supplies of raw materials in 2025 and expects to continue to have adequate supplies of raw materials in 2026.

INDUSTRY SEGMENTS AND GEOGRAPHIC REGION RESULTS
See Note 25 to the Consolidated Financial Statements for information regarding Dow's chief operating decision maker, net sales, significant segment expenses, Operating EBIT and total assets by segment, as well as net sales and long-lived assets by geographic region.

SIGNIFICANT CUSTOMERS AND PRODUCTS
All products and services are marketed primarily through the Company’s sales force, although in some instances more emphasis is placed on sales through distributors. In 2025, no significant portion of the Company's sales was dependent upon a single customer.

PATENTS, LICENSES AND TRADEMARKS
The Company continually applies for and obtains U.S. and foreign patents and has a substantial number of pending patent applications throughout the world. At December 31, 2025, the Company owned approximately 3,900 active U.S. patents and 25,800 active foreign patents as follows:

Remaining Life of Patents Owned at Dec 31, 2025	United States	Rest of World
Within 5 years	800	4,700
6 to 10 years	1,200	8,800
11 to 15 years	1,400	11,300
16 to 20 years	500	1,000
Total	3,900	25,800

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

PRINCIPAL PARTLY OWNED COMPANIES
The Company’s principal nonconsolidated affiliates at December 31, 2025, including direct and indirect ownership interest for each, are listed below:

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

COMMITMENT TO SUSTAINABILITY
Dow is actively aligning its business and sustainability strategy, operational footprint, product offerings and technologies to unlock new sustainable growth opportunities within the markets it serves and create value growth for its shareholders.

The following four areas are critical for Dow to consistently deliver responsible, best-in-class performance and value growth:

Protecting the Climate
Climate change is a critical challenge to the world and Dow’s business. Dow embraces its responsibility to help reduce global GHG emissions and the impacts of climate change on natural ecosystems. Dow takes a holistic approach to climate protection, considering air, water and land and includes efforts to both mitigate and adapt to climate change.

For decades, Dow has been reducing GHG emissions in its operations. Dow's detailed investment plan and roadmap outlines a clear decarbonization “Path2Zero” while driving value growth. Dow has been a leader in water stewardship for more than 30 years and is now focused on water resilience in the watersheds on which its top sites rely. Dow pioneered the methodology to value nature in business decisions over the last 10 years, and the next chapter in its biodiversity and nature strategy is to partner with leading organizations like Ducks Unlimited to conserve 50,000 acres of habitat by 2050.

Advancing a Circular Economy and Safer Materials
Transitioning to a circular economy is vital to a sustainable future and materials science plays a critical role. Dow is helping advance a circular economy by transforming the way materials are made, used and reused. As Dow develops technologies, it considers the total life cycle of a product, including factors such as demand on natural resources, GHG emissions, performance, longevity and end-of-life options. Dow strives to extend the purposeful life of materials, retaining their value for as long as possible.

Dow is also focused on utilizing its strong innovation pipeline to develop safer materials or reduce or eliminate priority substances in its products. The Company invests in upstream manufacturing technologies to reduce facility emissions and, where necessary, restricts downstream uses of some substances.

Cultivating a Thriving Team and Community
The safety of Dow's workforce and their communities has always been, and continues to be, the Company's top priority. Dow strives for every member of its team to return home safely each day. Furthermore, Dow understands that having people who are healthy and feel psychologically and physically safe at work helps enable the Company to be a reliable, productive company that can meet its customers’ needs.

Dow is committed to fostering a culture where people can grow and thrive in a rapidly changing world. Inclusion is core to Dow's ambition and fully aligned with its business strategy. It enables Dow to create more innovative solutions, build a more resilient workforce and supply chain, and deliver long-term value for its shareholders.

As a global leader in materials science, Dow recognizes its responsibility to the communities where it does business, and Dow continues to drive a culture that fosters caring about its people, its communities and its environment. Dow is committed to building an innovative, inclusive and more sustainable future; one where communities thrive; everyone has equitable access to science, technology, engineering and math ("STEM") and skilled trades careers; and employees are empowered to accelerate positive social change through volunteerism. Guided by the passion of its people, powerful partnerships and a commitment to making an impact, Dow focuses on creating positive and enduring change in its communities.

Driving Accountability and Best-in-Class Performance
Dow exercises strong corporate governance through transparency, risk management, effective leadership, ethical compliance and behavior, and stakeholder feedback and management. Dow’s approach to corporate governance is centered on its core values and helps create and maintain a culture that supports long-term success, strengthens decision-making and builds trust in the Company. Key areas include the depth and range of experiences of Dow's Board of Directors, stakeholder engagement, enterprise risk management, compensation practices, and ethics and compliance programs. By focusing on these areas, Dow aims to enhance transparency, foster a culture of integrity and align with shareholder interests.

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
◦Dow will implement a robust land management strategy. Its top water-dependent sites will have water stewardship plans, and 10 of those sites will be water-resilient.
◦Dow will transform plastic waste and other forms of alternative feedstock to commercialize 3 million metric tons of circular and renewable solutions annually.
•By 2035:
◦All Dow sites will have water stewardship plans.
•By 2050:
◦Dow intends to be carbon neutral (Scopes 1+2+3, plus product benefits).
◦Dow will partner to conserve 50,000 acres of habitat and its top water-dependent sites will be water-resilient.

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

Safety, Employee Health and Well-Being
A commitment to safety and employee health is ingrained in Dow’s culture and central to how the Dow team works. Dow uses a comprehensive, integrated operating discipline management system that includes policies, requirements, best practices and procedures associated with health and safety. In 2025, the Company achieved an Occupational Safety and Health Administration Total Recordable Injury and Illness Rate of 0.20, based upon the number of incidents per 200,000 work hours for employees and contractors globally. This measure, along with a consistent set of globally applied, as well as locally defined, leading indicators of safety performance, are cornerstones of Dow's worker protection program. The Company maintains a robust, globally tracked near-miss program for situations that did not result in an injury, but could have been high consequence had circumstances been slightly different. This data is reviewed regularly by management and the EHS&T Committee of the Board, is visible to all employees and is built into digital dashboards that include actual injury information for every Dow location around the world.

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

Inclusion
At Dow, creating an inclusive culture that empowers every employee is a business imperative and a key pillar of the Company's ambition. A strategic and intentional focus on inclusion not only enhances the employee experience and satisfaction, but it also supports innovation, customer experience and an understanding of the communities the Company serves. In 2025, Dow earned significant recognition from Great Place to Work®, including:
•World's Best Workplaces™ for the third consecutive year
•100 Best Companies to Work For® for the sixth consecutive year
•Ranked #1 on the Best Workplaces in Manufacturing & Production™ for the second consecutive year, Dow's fifth consecutive year on the list

These are significant accomplishments that represent several of the many awards the Company received related to its efforts to create a positive workplace culture.

Dow's strategic inclusion efforts are directed by its Chief Inclusion Officer and Office of Inclusion, which supports implementation throughout Dow’s businesses, functions and regions. Three Inclusion Councils drive the inclusion strategy from the top of the Company down and across the enterprise:
•The President’s Inclusion Council defines and supports Dow's inclusion strategy from the top.
•A Senior Leaders’ Inclusion Council influences change through senior and mid-level business, geographic and functional leaders.
•A Joint Inclusion Council collaborates to drive maximum employee engagement through Employee Resource Group (“ERG”) leadership.

Dow’s 10 ERGs represent a workforce rich in diversity of thought, perspectives and backgrounds. Dow’s ERGs help develop a high-performance workplace culture and cultivate a positive employee experience that improves employee satisfaction and retention. ERG participation is voluntary and open to the Company's total workforce with strong allyship representation. Senior leaders serve as executive sponsors for each ERG. In addition, Dow has a Paid Time Off Policy which provides employees time off to volunteer in the community and engage in ERG activities. In 2025, 61 percent of Dow’s workforce and 96 percent of Dow people leaders participated in at least one ERG.

Global pay disparity studies have been conducted at Dow for over 20 years to assess fair treatment between genders and between U.S. ethnic minorities and non-minorities and to ensure Dow’s pay practices are being implemented as intended. The results have been publicly disclosed within the Company's annual INtersections Report. As part of Dow’s inclusion efforts, the Company will continue to conduct annual pay gap studies and actively engage with an external partner to further develop and continue to apply best practices.

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

As a global company with a diverse team, Dow aims to ensure employees have access to resources that allow them to meet their unique needs. That is why Dow has established three guiding principles that define its Total Rewards strategy: 1) ensuring programs are market competitive; 2) providing employees with offerings that promote their financial, mental and physical well-being; and 3) offering programs that drive a performance-oriented, results-based culture that enables long-term shareholder value creation. Dow adapts its programs for geography-specific requirements, as well as cultural standards and expectations.

Employee Engagement, Learning and Development
Throughout an employee’s career, the Company supports development through a blend of learning approaches including in-person and virtual trainings, digital learning platforms, on-the-job training and a series of leadership development programs. The Company's skills framework is aligned to enterprise competencies that support Dow's ambition. Additionally, this skills-valued focus increases the transparency of skills needed for current and future jobs and is embedded in talent practices such as goal setting, interviewing for new roles and applications for project work. This approach supports employee growth, development and skill building for evolving business needs.

Annually, all employees have the opportunity to provide feedback on employee experience and offer insights into how to improve Dow’s working culture through a global employee opinion survey. The survey covers topics such as workplace culture, leadership effectiveness, the work environment and overall employee satisfaction. In 2025, 64 percent of employees responded to the annual survey. The feedback received through this annual survey, along with occasional checkpoint surveys, is used to drive actions to improve the overall Dow experience for employees across the Company.

At December 31, 2025, the Company permanently employed approximately 34,600 people on a full-time basis.

*	U.S. ethnic minorities include employees who self-identify as American Indian or Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or other Pacific Islander, or two or more races. Employees who self-identify as White are considered U.S. Non-Minority.

Additional information regarding Dow’s human capital measures can be found in the Company's annual INtersections Report, as well as Dow's U.S. Equal Employment Opportunity Report (EEO-1), accessible through the Corporate Reporting webpage at https://www.corporate.dow.com/en-us/about-dow/corporate-reporting. Dow’s website and its content are not deemed incorporated by reference into this report.

OTHER ACTIVITIES
The Company engages in property and casualty insurance and reinsurance primarily through its Liana Limited subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is information related to the Company's executive officers as of February 3, 2026:

Name, Age	Present Position with Registrant	Year Elected as Executive Officer of Dow Inc.	Other Business Experience since January 1, 2021
Andre Argenton, 51	Chief Technology & Sustainability Officer	2026
DOW INC.: Chief Technology & Sustainability Officer since January 2026; Chief Sustainability Officer and Vice President of Environment, Health, Safety & Sustainability (EHS&S) from March 2022 to January 2026.
TDCC: Chief Technology & Sustainability Officer since January 2026; Chief Sustainability Officer and Vice President of EHS&S from March 2022 to January 2026; Vice President of Research and Development from May 2018 to March 2022.

Marco ten Bruggencate, 52	President, Industrial Intermediates & Infrastructure	2024
DOW INC.: President, Industrial Intermediates & Infrastructure since December 2024. TDCC: President, Industrial Intermediates & Infrastructure since December 2024. DOW EUROPE GMBH: President, EMEAI[1] from July 2024 to December 2024; Commercial Vice President for Packaging & Specialty Plastics for Europe, Middle East, and Africa from November 2019 to July 2024.

Lisa Bryant, 50	Chief Human Resources Officer	2022
DOW INC.: Chief Human Resources Officer since November 2022.
TDCC: Chief Human Resources Officer since November 2022; Senior Global Human Resources Director for Finance, Legal, Public Affairs, and Government Affairs from May 2020 to November 2022.

Karen S. Carter, 55	Chief Operating Officer	2019
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

Keith Cleason, 59	President, Packaging & Specialty Plastics	2024
DOW INC.: President, Packaging & Specialty Plastics since December 2024. TDCC: President, Packaging & Specialty Plastics since December 2024; Business Vice President for Olefins, Aromatics & Alternatives and Univation Technologies from July 2018 to December 2024.

Andrea L. Dominowski, 51	Controller and Vice President of Controllers	2024
DOW INC.: Controller and Vice President of Controllers since February 2024.
TDCC: Controller and Vice President of Controllers since February 2024; Global Business Director for Silicone Feedstocks & Intermediates from August 2020 to February 2024.

Jim Fitterling, 64	Chair and Chief Executive Officer	2018	DOW INC.: Chair since April 2020; Chief Executive Officer since August 2018. TDCC: Chair since April 2020; Chief Executive Officer since July 2018.
Brendy Lange, 42	President, Performance Materials & Coatings	2024
DOW INC.: President, Performance Materials & Coatings since April 2024.
TDCC: President, Performance Materials & Coatings since April 2024; Business Vice President, Dow Industrial Solutions from February 2020 to April 2024.

John M. Sampson, 65	Senior Vice President of Operations, Manufacturing & Engineering	2021	DOW INC.: Senior Vice President, Operations, Manufacturing & Engineering since October 2020. TDCC: Senior Vice President, Operations, Manufacturing & Engineering since October 2020.
Jeffrey L. Tate, 56	Chief Financial Officer	2023
DOW INC.: Chief Financial Officer since November 2023.
TDCC: Chief Financial Officer since November 2023.
LEGGETT & PLATT INCORPORATED: Executive Vice President and Chief Financial Officer from September 2019 to June 2023.

Amy E. Wilson, 55	General Counsel and Corporate Secretary	2018	DOW INC.: General Counsel and Corporate Secretary since April 2019. TDCC: General Counsel since October 2018; Corporate Secretary since February 2015.
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

The commitments reflect the Company's current plans and targets and are not guarantees that it will be able to achieve them. The execution and achievement of the Company's commitments within projected cost estimates and expected timeframes, including the success of the Company's integrated ethylene cracker and derivatives facility in Alberta, Canada, are subject to risks and uncertainties which include, but are not limited to: advancement, availability, development and affordability of technology necessary to achieve these commitments; unforeseen design, operational and technological difficulties; availability and cost of necessary materials and components; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; changes in public sentiment and political leadership, including government incentives and tax credits to promote emission reductions; the Company’s ability to comply with changing regulations, taxes, mandates or requirements related to greenhouse gas emissions or other climate-related matters, including prescriptive reporting of climate-related matters; and the Company's ability to adequately fund capital expenditures necessary to complete its planned projects. In addition, standards for tracking and reporting on sustainability matters have not been harmonized, continue to evolve and may change over time, which could result in significant revisions to the Company's performance metrics, commitments or reported progress in achieving such commitments. If the Company fails to meet its climate change commitments within the committed timeframe, coupled with its significant investments to meet those commitments, and adopt policies and practices to enhance sustainability, the Company’s reputation and its customer and other stakeholder relationships could be negatively impacted, reducing demand for the Company's products, and it may be more difficult for the Company to compete effectively or gain access to financing on acceptable terms when needed, which could negatively impact the Company’s financial condition, results of operations and cash flows.

MACROECONOMIC RISKS
Financial Commitments and Credit Markets: Market conditions, availability of credit and changes in the Company's credit ratings could reduce the Company's flexibility to respond to changing economic and business conditions or fund capital needs and could increase borrowing costs.
The Company utilizes cash from operations and its ability to access capital markets to meet the Company's cash requirements for working capital, capital projects, debt maturities and other needs. Adverse economic conditions, a contraction in the availability of credit in the marketplace, or changes in the Company's credit ratings, including failure to maintain an investment grade rating, could increase borrowing costs and reduce sources of liquidity, restricting the Company’s flexibility to respond to changing business and economic conditions or to fund capital projects and working capital needs, which could adversely impact the Company's results of operations and liquidity.

Global Economic Considerations: The Company operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition have resulted in lower prices and lower sales volume, which have had a negative impact on the Company’s results of operations. These factors are expected to continue and may worsen in the near term, which could continue to challenge the Company's ongoing results of operations. To address these challenges amidst the ongoing macroeconomic uncertainty, the Company has taken targeted cost reduction initiatives and other actions to advance its balanced capital allocation approach and enhance financial flexibility, and will continue to seek additional actions to mitigate the impact of macroeconomic uncertainty. Unforeseen macroeconomic conditions could result in additional actions that could adversely affect equity performance until market conditions improve. For additional information, see Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the Consolidated Financial Statements.

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

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners. While these negotiations resulted in the reduction of certain recently imposed tariffs, the average U.S. tariff rate remains at its highest level since the 1930s. In response to the changes in U.S. trade policies, certain U.S. trading partners imposed retaliatory tariffs on U.S. imports. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, especially those instituted in the Company's significant markets or markets where its significant customers or suppliers are located, and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations. There can be no assurance that, in the future, the United States, other countries or international trade bodies will not institute new tariffs or more restrictive trade policies or remedies and, as a result, the Company may face additional uncertainty and adverse impact on its business, financial condition and results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, also impact sales price and volume and the efficacy of the Company's supply chain. For example, long-term market uncertainty, an economic downturn driven by trade policies and inflationary pressures, and higher input costs have reduced demand for the Company's products, resulting in decreased sales price and volume. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Company's results of operations. Additionally, political conditions or tensions; war, invasion or conflict, including the ongoing conflicts in the Middle East and between Russia and Ukraine with the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company operates or sells its products could further reduce demand for the Company's products and result in decreased sales price and volume or supply chain disruptions, which could have a negative impact on the Company’s results of operations.

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
The Company's business operations are subject to the cyclical nature of the supply-demand balance in the chemical industry. The balance of supply relative to demand within the industry has been and continues to be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This has resulted in excess capacity which has disrupted and continues to disrupt regional industry supply and demand balances, particularly in Europe, the Middle East, Africa and India ("EMEAI") and Asia Pacific, resulting in downward pressure on prices and decreased operating rates, which has had and continues to have a negative impact on the Company’s results of operations.

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

Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past several decades. At December 31, 2025, Union Carbide's total asbestos-related liability, including future defense and processing costs, was $708 million ($791 million at December 31, 2024).

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

Dow is one of the world’s largest plastics producers and sells plastic products that continue to enable increasing quality and standards of living and offer significant greenhouse gas reductions compared with alternative solutions. In order to both maintain the benefits of plastics, meet growing demand for circular and renewable plastics and advance efforts to end plastic pollution in the environment, the Company is partnering with other organizations to bring the waste back into the circular economy. The Company's circularity targets aim to transform plastic waste and other forms of waste to commercialize 3 million metric tons of circular and renewable solutions by 2030. Further, the Company has committed to reducing its net annual greenhouse gas emissions and intends to be carbon neutral by 2050 (Scope 1+2+3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits).

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
The Company relies on various information systems, including information systems operated by third-parties and which may also include embedded artificial intelligence ("AI"), to support safe, efficient and reliable business and operating processes and activities and to safeguard its proprietary information assets, including trade secrets, know-how and other sensitive, business critical information. These systems are critical to the Company's process to accurately report financial results for management and external reporting purposes and to ensure compliance with financial reporting, legal and tax requirements in the United States and around the world. These systems may also be used to collect and process sensitive customer and personal employee data the Company may be legally required to store, process and protect in accordance with complex country- and territory-specific laws that continue to evolve, violations of which could result in significant criminal or civil sanctions, investigations, or enforcement actions.

Increased global cybersecurity vulnerabilities, threats and targeted cyberattacks, which are becoming more sophisticated as attackers increase their utilization of developing techniques and tools, including AI, continue to pose risks to the Company’s products, systems and networks, and the confidentiality, availability and integrity of the Company’s data, and may surpass the Company's current safeguards. These vulnerabilities also expose the Company’s customers, suppliers and third-party service providers to loss. In addition, the Company is exposed to similar risks resulting from cyberattacks that are experienced by its suppliers and other vendors. As a result, cyberattacks, internal and external security breaches, and attacks and security breaches of third-party systems could disrupt the Company's operations, compromise Dow’s proprietary and confidential, business critical information, jeopardize the Company's ability to safeguard and maintain accurate data, including personal data, and harm the Company's reputation which could result in litigation, enforcement actions, including fines, penalties and disruption of the Company's right to operate in certain jurisdictions, and significant remediation costs. Additionally, the Company’s use of AI software may create additional risks related to the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information.

While the Company has been the target of cyberattacks, including phishing, social engineering, industrial espionage and other malicious attacks, and has determined that certain of these attacks have resulted in and could continue to result in unauthorized third parties gaining access to the Company's information systems and certain confidential business information, the Company has a comprehensive cybersecurity program that is continuously reviewed, maintained and upgraded and, to date, these attacks have not materially impacted the Company. However, cyberattacks by nation-state organizations, crime organizations and other hackers continue to occur and are increasingly sophisticated, and these attacks may occur and remain undetected for an extended period of time. These attacks could have a material negative impact on the Company’s business strategy, results of operations, financial position and reputation. More information on the Company’s processes for assessing, identifying and managing material risks from cybersecurity threats, including management’s role and the Board's oversight of such processes, can be found in Item 1C. Cybersecurity.

Goodwill: An impairment of goodwill could negatively impact the Company’s financial results.
At least annually, the Company assesses goodwill for impairment. If testing indicates that goodwill is impaired, the carrying value is written down based on fair value with a charge against earnings. Where the Company utilizes a discounted cash flow methodology in determining fair value, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company's results of operations. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company's goodwill impairment testing and goodwill impairments, including goodwill impairments recognized during the fourth quarter of 2025.

Operational Event: A significant operational event could negatively impact the Company's results of operations.
As a diversified chemical manufacturing company, the Company's operations at each site, including maintenance of its facilities; the transportation of supplies and products; cyberattacks; the expanding utilization of AI in Company operations, including but not limited to its manufacturing process controls, supply chain optimization, and human resources analysis, and by its suppliers and customers, and the complex and evolving regulatory environment surrounding AI; and pandemics and other public health-related events or severe weather conditions and other natural phenomena (such as freezing, drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned or unintended event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company's results of operations.

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

Raw Materials and Energy: Availability of purchased feedstock and energy, and the volatility of these costs, impact Dow’s operating costs and add variability to earnings.
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

While the Company expects abundant and cost-advantaged supplies of natural gas liquids ("NGLs") in the United States to persist for the foreseeable future, if NGLs become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Company’s results of operations and future investments. Also, if the Company’s key suppliers of feedstock and energy, which may include limited or single source suppliers, are unable to provide the raw materials or energy required for production, it could have a negative impact on the Company’s results of operations.

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

Dow's comprehensive cybersecurity and information security framework includes risk assessment and mitigation through a threat intelligence-driven approach, application controls, and enhanced security with ransomware defense. The framework leverages International Organization for Standardizations 27001/27002 standards for general information technology controls, International Society of Automation/International Electrotechnical Commission standards for industrial automation, the National Institute of Standards and Technology Cyber Security Framework ("NIST CSF") for measuring overall readiness to respond to cybersecurity threats, and Sarbanes-Oxley for assessment of internal controls. In addition, the Company maintains business continuity and disaster recovery plans as well as a cybersecurity insurance policy.

Dow has comprehensive processes to manage cybersecurity risks when engaging with third-party service providers, including reviewing questionnaires and independent quantitative scores of the vendor’s cybersecurity hygiene, maintaining robust controls to address and mitigate significant risks that may arise, and performing ongoing assessments and reviews throughout the duration of the engagement.

Dow has established cybersecurity and information security awareness training programs. Formal training on topics relating to the Company’s cybersecurity, data privacy and information security policies and procedures is mandatory at least annually for all employees, contractors and third parties with access to the Company’s network. Training is administered and tracked through online learning modules. Training topics include how to escalate suspicious activities including phishing, viruses, spams, deep fakes, insider threats, suspect human behaviors or safety issues. Based on role and location, some employees receive additional in-depth training to provide more comprehensive knowledge on potential risks related to their individual job responsibilities. Training is supplemented through regular Company communications with frequent updates to educate on the latest adversary trends and social engineering techniques.

Additionally, Dow engages in cybersecurity crisis response simulations to assess Dow’s ability to adapt to information and operational technology threats. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures is subject to disciplinary action. Dow’s security posture is supported by a comprehensive defense-in-depth strategy that relies on layers of technology including, but not limited to, Multi-Factor Authentication and Zero Trust principles to ensure that access to information and communication is vetted and secure.

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

Governance
Role of Management
Dow’s information systems organization is led by Dow’s chief information & digital officer, who reports to Dow's chief operating officer, and is responsible for administration of the cybersecurity and information security framework and risk management, with oversight by the Audit Committee of the Board.

The Company’s chief information & digital officer has formal education in information technology and more than 30 years of experience in information systems and technology, including as the vice president of Global Information Technology at Cargill, Incorporated, prior to joining Dow. The chief information & digital officer receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation.

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

The CSOC reports all cybersecurity incidents to the Company’s Materiality Assessment Team, which includes senior representatives from information technology, finance, legal and other relevant business functions. If the Materiality Assessment Team initially assesses that a cybersecurity incident may be material, the CSOC immediately notifies the Cybersecurity Executive Steering Team for final determination of materiality. The Cybersecurity Executive Steering Team consists of the chief operating officer; chief financial officer; chief information & digital officer; chief information security officer; senior vice president, operations, manufacturing & engineering; chief technology & sustainability officer; vice president of government affairs; and general counsel. The CSOC escalates incidents with significant impact and pervasiveness to the Company’s Corporate Crisis Management Team for further action. After initial identification, the CSOC monitors all cybersecurity incidents for changes in degree of impact or pervasiveness to ensure timely escalation and response. Decisions of the Cybersecurity Executive Steering Team are communicated through established governance channels, including reporting to the Audit Committee of the Board. This process is integrated into the Company’s overall incident response and risk management framework, ensuring alignment between operational response and strategic oversight.

Role of the Board
Dow's Board recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data. The Board is responsible for overseeing overall risk management for the Company, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage and mitigate risk, at least annually. While the full Board is accountable for cybersecurity and AI risk management and is presented with an annual cybersecurity update, the Board has delegated responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Audit Committee of the Board. The Audit Committee receives information and updates at least quarterly and actively engages with senior leaders, including the chief information & digital officer and chief information security officer, with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, the Audit Committee receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cybersecurity priorities and initiatives, as well as timely updates from senior leaders on material incidents relating to information systems security, including cybersecurity incidents. The Audit Committee also reviews external firms’ assessments of the Company’s security posture and NIST CSF maturity level. Information made available to the Audit Committee is also made available to the full Board. The Audit Committee includes members with significant experience and/or expertise in technology or cybersecurity, including information systems.

ITEM 2. PROPERTIES
The Company's corporate headquarters are located in Midland, Michigan. The Company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively, the Company operates 91 manufacturing sites in 29 countries. The following table includes the major manufacturing sites by operating segment, including consolidated variable interest entities:

Major Manufacturing Sites by Segment	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings
Location
Bahia Blanca, Argentina	X
Candeias, Brazil	X	X
Canada:
Fort Saskatchewan, Alberta	X
Prentiss, Alberta	X
Joffre, Alberta	X
Zhangjiagang, China	X	X	X
Germany:
Boehlen	X	X
Leuna	X
Schkopau	X	X
Stade		X
Terneuzen, The Netherlands	X	X
Tarragona, Spain	X	X
Map Ta Phut, Thailand		X	X
Barry, United Kingdom			X
United States:
Carrollton, Kentucky			X
Hahnville, Louisiana	X	X	X
Plaquemine, Louisiana	X	X
Midland, Michigan			X
Deer Park, Texas		X	X
Freeport, Texas	X	X	X
Orange, Texas	X
Seadrift, Texas	X	X
Texas City, Texas		X	X

Including the major manufacturing sites, the Company has manufacturing sites and holdings in all geographic regions as follows:

Manufacturing Sites by Region
Asia Pacific	15 manufacturing sites in 10 countries
EMEAI [1]	31 manufacturing sites in 13 countries
Latin America	13 manufacturing sites in 4 countries
U.S. & Canada	32 manufacturing sites in 2 countries
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

Subsequently, four putative shareholder derivative actions were filed in the U.S. District Court for the Eastern District of Michigan on September 5, 2025, September 11, 2025, September 18, 2025, and November 21, 2025, which are based on the same alleged facts and circumstances as the above-referenced securities class action, and name certain of the Company's officers, including its Chief Executive Officer, its Chief Financial Officer, and its Chief Operating Officer, and members of its Board of Directors, as defendants. The derivative actions assert claims for violations of the Securities Exchange Act of 1934, breach of fiduciary duty, and other claims, and seek to recover damages on behalf of the Company. All of the derivative actions have been stayed pending resolution of the securities class action.

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

In October 2023, Region 6 of the EPA conducted an inspection of the Company’s Louisiana Operations under the EPA’s Risk Management Program ("RMP"). The inspection was initiated due to an incident at the Company's Glycol-2 unit in Plaquemine, Louisiana, on July 14, 2023, as previously disclosed by the Company. The EPA published its inspection report on January 26, 2024. On January 3, 2025, the Company received a Notice Letter from the EPA’s enforcement branch, which formally alleged 21 violations of RMP and Clean Air Act requirements and offered the Company an opportunity to confer with the EPA. Discussions between the Company and the EPA are ongoing.

On September 29, 2025, the EPA informed the Company of its intention to seek a civil penalty for benzene emissions in Orange, Texas, alleged to be in excess of action levels set out in an existing 2021 consent decree. Discussions between the Company and the EPA are ongoing.

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

Dow Inc. has paid dividends on a quarterly basis and expects to continue to do so, subject to approval by the Dow Inc. Board of Directors ("Board"). Additional dividend information can be found in Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Consolidated Financial Statements.

At January 15, 2026, there were 56,711 stockholders of record.

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

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended December 31, 2025. The Company makes such purchases only during open windows subject to its insider trading policy.

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
October 2025	—	$—	—	$931
November 2025	—	$—	—	$931
December 2025	—	$—	—	$931
Fourth quarter 2025	—	$—	—	$931
1.On April 13, 2022, the Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON MACROECONOMIC CONDITIONS AND CURRENCY EXCHANGE RATES
Overview of Macroeconomic Conditions and the Company’s Response
The Company has continued to face challenging market conditions in 2025, including the significant impact of slower global GDP growth. Industry overcapacity and newer entrants exporting at anti-competitive economics have negatively impacted the Company’s results of operations and cash flows and are expected to continue to do so. In addition, the current uncertain geopolitical environment, including the impact of trade policies, has resulted in increased volatility in global markets, also negatively impacting the Company’s results of operations and cash flows. The macroeconomic conditions experienced in 2025 are expected to persist in the near term for the Company and the industry alike.

Despite these challenges, the Company has maintained a strong financial position and solid liquidity and has taken actions to mitigate impacts on its supply chain and results of operations. At the time of this filing, the ultimate impact of tariff policies and other evolving global trade measures, coupled with existing macroeconomic challenges, is uncertain. The Company is actively monitoring global trade developments to identify actions necessary to maintain competitiveness while it adapts to these new economic challenges and continuing to work with regulatory bodies to address anti-competitive behavior. More information on these risks and potential impact to the Company can be found in Part I, Item 1A. Risk Factors.

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

The Company announced further actions to address ongoing macroeconomic volatility and persistently slower global GDP growth in the second quarter of 2025, including the decision to delay construction of its Path2Zero project in Fort Saskatchewan, Alberta, Canada. The Company’s expected 2025 enterprise-wide capital expenditures were adjusted to $2.5 billion from the Company's original plan of $3.5 billion after the actions taken in the first and second quarters of 2025.

In January 2026, the Company provided an updated timeline for its Fort Saskatchewan Path2Zero project, delaying completion of the project by two years, and expects the first and second phases of the project to start up by the end of 2029 and 2030, respectively. Dow remains committed to its Path2Zero project and the growth upside it will enable in targeted applications like pressure pipe, wire and cable, and food packaging. The project is expected to be the world’s first net-zero Scope 1 and 2 carbon dioxide equivalent emissions integrated ethylene and derivatives complex.

On July 7, 2025, the Company announced additional restructuring actions, approved by its Board of Directors ("Board") on June 30, 2025, to rationalize its global asset footprint, including actions related to the three assets identified as part of the Company’s expanded strategic review of its European assets and certain corporate and other assets, and to enhance the Company’s competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs, contract termination fees and other exit and disposal costs. These actions will be completed by the Company primarily over the next four years, including the asset shut downs and completion of the related decommissioning and demolition activities. Significant actions approved to date include the following:
•Packaging & Specialty Plastics will shut down an ethylene facility in Böhlen, Germany, by the end of 2027.
•Industrial Intermediates & Infrastructure will shut down chlor-alkali and vinyl assets in Schkopau, Germany, by the end of 2027.
•Performance Materials & Coatings will shut down a basics siloxanes plant in Barry, United Kingdom, by mid-year 2026.
•The Company wrote off certain Corporate-aligned owned and leased non-manufacturing facilities and other assets.

More information on the restructuring actions and related charges can be found in Note 5 to the Consolidated Financial Statements.

Beginning with the third quarter of 2025, the Company’s Board reduced the dividend by 50 percent to $0.35 per share, in response to the prolonged industry downturn. The adjustment to the size of the dividend reflects the Company’s balanced capital allocation approach and enhances financial flexibility amidst a persistently challenging macroeconomic environment.

On January 29, 2026, the Company announced Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company’s operating model, reducing its cost structure and delivering faster growth. Transform to Outperform is expected to deliver at least $2 billion near-term Operating EBITDA improvement from productivity improvements and growth and will be accretive to the $1 billion structural cost reductions announced in the first quarter of 2025. The Company expects to incur one-time costs and charges related to Transform to Outperform of $1.1 billion to $1.5 billion, including severance and related benefit costs of $600 million to $800 million associated with approximately 4,500 roles. Charges for severance and related benefit costs and the related implementation costs will be incurred primarily over the next two years.

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

ABOUT DOW
Dow is one of the world’s leading materials science companies, serving customers in high-growth markets such as packaging, infrastructure, mobility and consumer applications. The Company's global breadth, asset integration and scale, customer-focused innovation and leading business positions enable it to achieve profitable growth and help deliver a sustainable future. Dow operates manufacturing sites in 29 countries and employs approximately 34,600 people.

In 2025, the Company had net sales of $40 billion, of which 40 percent were to customers in the U.S. & Canada; 31 percent were in Europe, Middle East, Africa and India ("EMEAI"); while the remaining 29 percent were to customers in Asia Pacific and Latin America.

In 2025, the Company and its consolidated subsidiaries did not operate in countries subject to U.S. economic sanctions and export controls as imposed by the U.S. State Department or in countries designated by the U.S. State Department as state sponsors of terrorism, including Cuba, Iran, the Democratic People's Republic of Korea (North Korea) and Syria. The Company has policies and procedures in place designed to ensure that it and its consolidated subsidiaries remain in compliance with applicable U.S. laws and regulations.

OVERVIEW
The following is a summary of the results for the Company for the year ended December 31, 2025:

The Company reported net sales of $40 billion in 2025, down 7 percent from $43 billion in 2024, with decreases across all operating segments and geographic regions, and driven by a decrease in local price of 7 percent. Net sales decreased in Packaging & Specialty Plastics (down 8 percent), Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 5 percent).

Local price decreased 7 percent compared with 2024, with decreases in all operating segments and geographic regions. Local price decreased in Packaging & Specialty Plastics (down 8 percent), Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 3 percent).

Volume was flat compared with 2024 and mixed by geographic region. Volume increased in the U.S. & Canada (up 2 percent) and Asia Pacific (up 1 percent), and decreased in EMEAI (down 4 percent) and Latin America (down 2 percent).

The impact of currency on net sales was flat compared with 2024.

Restructuring, goodwill impairment and asset related charges - net were $1,856 million in 2025 compared with $103 million in 2024. The restructuring charges recognized in 2025 were related to actions approved by the Board in January and June 2025 and consisted of severance and related benefit costs of $389 million, asset write-downs and write-offs of $349 million and costs associated with exit and disposal activities of $124 million. The Company also reported an impairment charge of $690 million related to goodwill associated with the Polyurethanes & Construction Chemicals reporting unit, a pretax impairment charge of $303 million related to the assets used for chlor-alkali, propylene oxide and brine production in Latin America, and $1 million of asset related charges associated with the Company's 2023 Restructuring Program in 2025.

Equity in losses of nonconsolidated affiliates was $240 million in 2025, compared with losses of $6 million in 2024, primarily driven by continued integrated margin compression at the Company's principal joint ventures.

Sundry income (expense) - net for Dow Inc. and TDCC was income of $140 million and $157 million, respectively, in 2025, compared with income of $415 million and $404 million, respectively, in 2024. Sundry income (expense) - net decreased primarily due to non-cash settlement charges related to the Company's pension derisking activities and lower non-operating pension and postretirement benefit plan credits, partially offset by gains on the divestiture of the Company's ownership in its DowAksa Advanced Composites Holdings BV joint venture ("DowAksa") and the sale of its soil fumigation product line.

Net income attributable to noncontrolling interests was $179 million in 2025, compared with $85 million in 2024. The increase reflects the ownership interest in Diamond Infrastructure Solutions held by InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management. InfraPark purchased 49 percent of the membership interests in Diamond Infrastructure Solutions in 2025.

Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was a loss of $2,623 million and $2,598 million, respectively, in 2025, compared with income of $1,116 million and $1,127 million, respectively, in 2024. Earnings (loss) per share for Dow Inc. was a loss of $3.70 per share in 2025, compared with earnings of $1.57 per share in 2024.

In 2025, Dow Inc. declared and paid dividends to common stockholders of $1,490 million.

Other notable events and highlights from the year ended December 31, 2025 include:
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
•On May 1, 2025, the Company completed the sale of 40 percent of the membership interests in its wholly owned subsidiary Diamond Infrastructure Solutions to InfraPark. Dow received initial cash proceeds of approximately $2.4 billion from the sale. The transaction included an option for InfraPark to purchase up to an additional 9 percent of Diamond Infrastructure Solutions' member interests in exchange for additional cash proceeds of up to $600 million within six months of the closing date of the sale.
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
•On July 24, 2025, the Company announced a 50 percent reduction to its dividend declared for the third quarter of 2025.
•On July 31, 2025, Fitch Ratings announced a long-term credit rating change for TDCC from BBB+ to BBB and a short-term credit rating change from F1 to F2, with its outlook remaining stable.
•On August 8, 2025, the Company sold its ownership interest in DowAksa to its joint venture partner, Aksa Akrilik Kimya Sanayii A.Ş., for cash proceeds of $121 million, net of costs to sell and other transaction expenses and subject to customary post-closing adjustments.
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
•Dow was honored by Great Place to Work® and Fortune as one of the World's Best Workplaces. Dow was also certified as a Great Place to Work® in 15 countries and ranked on eight national Best Workplaces lists, including the Fortune 100 Best Companies to Work For® list in the United States for the fifth consecutive year.
•Dow received the first place spot on the Best Workplace in Manufacturing and Production list by Great Place to Work® and Fortune. This is the fifth consecutive year Dow has been named to this prestigious list and the second time atop the ranking.
•Dow received 10 2025 Edison Awards™ (one gold, four silver and five bronze), once again earning more awards than any other organization for the eighth consecutive year.
•Dow received six 2025 BIG Innovation Awards from the Business Intelligence Group™, matching the record number of BIG Innovation Awards Dow received in 2024.
•Dow received four prestigious 2025 SEAL (Sustainability, Environmental Achievement and Leadership) Business Sustainability Awards. Dow's RP 101 Trace Solution received a SEAL Sustainable Innovation Award. Dow's DOWSIL™ TC-6040 thermal conductive encapsulants, DOWSIL™ 2102 and DOWSIL™ 2110 adhesive, and EcoSense™ 2470 surfactant each received a SEAL Sustainable Product Award.

In addition to the highlights above, the following events occurred subsequent to December 31, 2025:
•On January 5, 2026, the Company announced that A.N. Sreeram, Senior Vice President and Chief Technology Officer, had elected to retire in June 2026 after 20 years of service with Dow.
•On January 5, 2026, the Company announced that Andre Argenton had been named Chief Technology and Sustainability Officer effective January 1, 2026.
•On January 5, 2026, the Company announced Rebecca B. Liebert resigned from Dow's Board of Directors, effective January 2, 2026.
•On January 26, 2026, the Dow Inc. Board approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company’s operating model, reducing its cost structure and delivering faster growth.

RESULTS OF OPERATIONS
For comparison of results of operations for the fiscal years ended December 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 4, 2025.

Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results
In millions	2025	2024
Net sales	$39,968	$42,964

Sales Variances by Operating Segment and Geographic Region
	2025					2024
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Total
Packaging & Specialty Plastics	(8)%	1%	—%	(1)%	(8)%	(4)%	—%	(2)%	(6)%
Industrial Intermediates & Infrastructure	(6)	—	—	—	(6)	(6)	—	1	(5)
Performance Materials & Coatings	(3)	—	(2)	—	(5)	(3)	(1)	5	1
Total	(7)%	—%	—%	—%	(7)%	(4)%	—%	—%	(4)%
Total, excluding the Hydrocarbons & Energy business	(6)%	—%	—%	(1)%	(7)%	(5)%	—%	3%	(2)%
U.S. & Canada	(6)%	—%	2%	—%	(4)%	(3)%	—%	2%	(1)%
EMEAI	(7)	2	(4)	(1)	(10)	(4)	—	—	(4)
Asia Pacific	(7)	—	1	—	(6)	(6)	(1)	—	(7)
Latin America	(8)	—	(2)	(1)	(11)	(5)	—	(1)	(6)
Total	(7)%	—%	—%	—%	(7)%	(4)%	—%	—%	(4)%
1.Portfolio & Other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

2025 Versus 2024
The Company reported net sales of $40.0 billion in 2025, down 7 percent from $43.0 billion in 2024, with local price down 7 percent and volume, currency and portfolio & other flat. Net sales decreased across all operating segments and geographic regions. Local price decreased across all operating segments and geographic regions driven by industry supply and demand dynamics and lower global energy and feedstock costs. Local price decreased in Packaging & Specialty Plastics (down 8 percent), Industrial Intermediates & Infrastructure (down 6 percent) and Performance Materials & Coatings (down 3 percent). Volume was flat with gains in the U.S. & Canada (up 2 percent) and in Asia Pacific (up 1 percent) offset by declines in EMEAI (down 4 percent) and in Latin America (down 2 percent). Volume was flat in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure and declined in Performance Materials & Coatings (down 2 percent). Packaging & Specialty Plastics was favorably impacted by currency (up 1 percent) and unfavorably impacted by portfolio & other (down 1 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 7 percent.

Cost of Sales
Cost of sales ("COS") was $37.4 billion in 2025, compared with $38.4 billion in 2024. COS decreased in 2025 primarily due to lower raw material, feedstock and energy costs, the impact of the Company's cost reduction initiatives, and lower planned maintenance turnaround spending, partially offset by the impact of lower operating rates. COS as a percentage of net sales was 93.7 percent in 2025, compared with 89.3 percent in 2024. The increase in COS as a percentage of net sales was driven by the impact of lower local price on flat net sales volume.

Research and Development Expenses
Research and development ("R&D") expenses were $752 million in 2025, compared with $810 million in 2024. R&D expenses decreased in 2025 primarily due to the Company's cost reduction initiatives and lower performance-based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $1,392 million in 2025, compared with $1,581 million in 2024. SG&A expenses decreased in 2025 primarily due to the impact of lower third-party purchased services, the impact of the Company's cost reduction initiatives, lower performance-based compensation costs and decreased bad debt expense.

Amortization of Intangibles
Amortization of intangibles was $231 million in 2025, compared with $310 million in 2024. Amortization of intangibles decreased primarily due to certain intangible assets becoming fully amortized in 2025. See Note 12 to the Consolidated Financial Statements for additional information on intangible assets.

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

As a result of these actions, the Company recorded pretax restructuring charges in 2025 of $862 million, consisting of severance and related benefit costs of $389 million, asset write-downs and write-offs of $349 million and costs associated with exit and disposal activities of $124 million. The restructuring charges by segment were as follows: $165 million in Packaging & Specialty Plastics, $95 million in Industrial Intermediates & Infrastructure, $150 million in Performance Materials & Coatings and $452 million in Corporate. See Note 5 to the Consolidated Financial Statements for additional information.

2023 Restructuring Program
Actions related to the 2023 Restructuring Program were complete at the end of the second quarter of 2025. In 2025, the Company recorded an additional pretax restructuring charge of $5 million for asset write-downs and write-offs and an asset related credit adjustment of $4 million, related to Industrial Intermediates & Infrastructure. See Note 5 to the Consolidated Financial Statements for additional information.

2025 Goodwill Impairment
Upon completion of the annual goodwill impairment testing in the fourth quarter of 2025, the Company determined the fair value of the Polyurethanes & Construction Chemicals reporting unit was lower than its carrying amount. As a result, the Company recorded an impairment charge of $690 million, related to Industrial Intermediates & Infrastructure. See Notes 5, 12 and 22 to the Consolidated Financial Statements for additional information.

Asset Related Charges
In 2025, the Company recognized a $303 million pretax impairment charge related to assets used for chlor-alkali, propylene oxide and brine production in Latin America. Due to challenging economic conditions in the region, the Company performed a held-and-used impairment analysis and the assets were written down to their fair value. The impairment charge was related to Industrial Intermediates & Infrastructure ($232 million) and Packaging & Specialty Plastics ($71 million). See Notes 5 and 22 for additional information.

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company’s share of equity in losses of nonconsolidated affiliates was $240 million in 2025, compared with losses of $6 million in 2024, primarily driven by continued integrated margin compression at the Company's principal joint ventures.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains and losses, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, losses on early extinguishment of debt and certain litigation matters.

Sundry income (expense) - net for 2025 was income of $140 million and $157 million for Dow Inc. and TDCC, respectively, compared with income of $415 million and $404 million for Dow Inc. and TDCC, respectively, in 2024. In 2025, sundry income (expense) - net included non-operating pension and postretirement benefit plan credits, a gain from the divestiture of the Company's soil fumigation product line (related to Industrial Intermediates & Infrastructure), a gain from the divestiture of its ownership interest in DowAksa (related to Corporate), foreign currency exchange gains, and gains on the sales of other assets and investments, partially offset by a loss on early extinguishment of debt and pension settlement charges (both related to Corporate). In 2024, sundry income (expense) - net included non-operating pension and postretirement benefit plan credits and gains on the sales of assets and investments, which were partially offset by foreign currency exchange losses. See Notes 4, 6, 19 and 25, to the Consolidated Financial Statements for additional information.

In 2025 and 2024, in addition to the amounts previously discussed above for TDCC, sundry income (expense) - net for Dow Inc. included a net loss of $17 million and a net gain of $13 million, respectively, associated with agreements and matters with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") (related to Corporate).

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $865 million in 2025, compared with $811 million in 2024. The increase in interest expense is primarily due to $1.4 billion of senior unsecured notes issued in the third quarter of 2025 and increased issuances of commercial paper in 2025. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements for additional information related to debt financing activity.

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

The Company reported a tax credit of $67 million in 2025, resulting in an effective tax rate of 2.7 percent, compared with a tax provision of $399 million in 2024, resulting in an effective tax rate of 24.9 percent and 24.8 percent for Dow Inc. and TDCC, respectively. The credit for income taxes was favorably impacted by the sale of a portion of the Company's membership interest in its wholly owned subsidiary, Diamond Infrastructure Solutions, as well as the recording of a tax benefit stemming from the U.S. Tax Court's decision in Varian Medical Systems Inc. v.

Commissioner. These benefits were partially offset by the geographic mix of earnings, valuation allowances recorded in certain foreign jurisdictions, losses attributable to jurisdictions for which no tax benefit can be recognized, and non-deductible goodwill impairment.

The provision for income taxes and higher effective tax rate in 2024 was primarily due to the geographic mix of earnings, partially offset by adjustments and the reassessment of interest and penalties on a tax matter in foreign jurisdictions.

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

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Act has not materially impacted the Company's effective tax rate.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $179 million in 2025, compared with $85 million in 2024. The increase in net income attributable to noncontrolling interests was primarily driven by the sale of 49 percent of the membership interests of Diamond Infrastructure Solutions in 2025. See Notes 18 and 23 to the Consolidated Financial Statements for additional information.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was a loss of $2,623 million in 2025, compared with income of $1,116 million in 2024. Earnings (loss) per share of Dow Inc. was a loss of $3.70 per share in 2025, compared with earnings of $1.57 per share in 2024. See Note 8 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was a loss of $2,598 million in 2025, compared with income of $1,127 million in 2024. TDCC's common shares are owned solely by Dow Inc.

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

For comparison of segment results for the fiscal years ended December 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 4, 2025.

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics
In millions	2025	2024
Net sales	$19,970	$21,776
Operating EBIT	$827	$2,373
Equity earnings	$35	$81

Packaging & Specialty Plastics
Percentage change from prior year	2025	2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(8)%	(4)%
Currency	1	—
Volume	—	(2)
Portfolio & other [1]	(1)	—
Total	(8)%	(6)%
1.Portfolio & other includes the sales impact of the flexible packaging laminating adhesives business, which was sold to Arkema S.A. in the fourth quarter of 2024.

2025 Versus 2024
Packaging & Specialty Plastics net sales were $19,970 million in 2025, down 8 percent from net sales of $21,776 million in 2024, with local price down 8 percent, portfolio & other down 1 percent, currency up 1 percent, and volume flat. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower pricing of polyethylene and functional polymers. Local price decreased in Hydrocarbons & Energy, driven by olefins and aromatics in EMEAI and the U.S. & Canada. Currency had a favorable impact on sales, driven by EMEAI. Volume was flat in Packaging and Specialty Plastics as higher volumes in polyethylene were offset by lower functional polymers volumes. Volume increased in Hydrocarbons & Energy, primarily due to higher energy sales in the U.S. & Canada, partially offset by lower merchant olefin sales in EMEAI due to the Company's decision to temporarily idle an ethylene cracker.

Operating EBIT was $827 million in 2025, down $1,546 million from Operating EBIT of $2,373 million in 2024. Operating EBIT decreased primarily due to lower integrated margins and equity earnings at the Company's EQUATE and Thai joint ventures, partially offset by lower planned maintenance costs and the impact of the Company's cost reduction initiatives.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure
In millions	2025	2024
Net sales	$11,163	$11,869
Operating EBIT	$(561)	$125
Equity losses	$(282)	$(102)

Industrial Intermediates & Infrastructure
Percentage change from prior year	2025	2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(6)%	(6)%
Currency	—	—
Volume	—	1
Total	(6)%	(5)%

2025 Versus 2024
Industrial Intermediates & Infrastructure net sales were $11,163 million in 2025, down 6 percent from $11,869 million in 2024, with local price down 6 percent, and both volume and currency flat. Local price decreased in both businesses and across all geographic regions, led by declines in industrial, consumer durables and building and construction applications. Volume increased in Industrial Solutions, with higher volumes in all geographic regions except Latin America, primarily in energy and industrial applications. Volume decreased in Polyurethanes & Construction Chemicals, driven by declines in EMEAI and Latin America, primarily in consumer durables and industrial applications.

Operating EBIT was a loss of $561 million in 2025, down $686 million from Operating EBIT of $125 million in 2024. Operating EBIT decreased primarily due to margin compression, the impact of lower operating rates and lower results at the EQUATE and Sadara joint ventures, partially offset by the impact of the Company's cost reduction initiatives.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings
In millions	2025	2024
Net sales	$8,134	$8,574
Operating EBIT	$306	$318
Equity earnings	$5	$11

Performance Materials & Coatings
Percentage change from prior year	2025	2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(3)%	(3)%
Currency	—	(1)
Volume	(2)	5
Total	(5)%	1%

2025 Versus 2024
Performance Materials & Coatings net sales were $8,134 million in 2025, down 5 percent from net sales of $8,574 million in 2024, with local price down 3 percent, volume down 2 percent, and currency flat. Coatings & Performance Monomers local price decreased across all geographic regions, primarily in acrylic monomers and architectural coatings, due to lower raw material costs and competitive pricing pressures. Local price decreased in Consumer Solutions in all geographic regions and was broad-based across end-markets. Volume decreased in Coatings & Performance Monomers in all geographic regions, driven by lower demand for coatings applications and competitive dynamics in EMEAI limiting opportunistic acrylic monomers sales. Volume decreased in Consumer Solutions, in all geographic regions except Asia Pacific, driven by lower upstream siloxanes volumes and lower demand in building and construction end-markets, partially offset by increased demand in consumer and electronics applications.

Operating EBIT was $306 million in 2025, down $12 million from Operating EBIT of $318 million in 2024. Operating EBIT decreased primarily due to margin compression, lower volumes and the impact of lower operating rates, partially offset by the impact of the Company's cost reduction initiatives and reduced intangible asset amortization expenses in Consumer Solutions.

CORPORATE

Corporate
In millions	2025	2024
Net sales	$701	$745
Operating EBIT	$(150)	$(228)
Equity earnings	$2	$4

2025 Versus 2024
Net sales for Corporate, which primarily relate to the Company's insurance operations, were $701 million in 2025, down from net sales of $745 million in 2024, largely driven by reduced premiums received for insurance policies covering third parties.

Operating EBIT was a loss of $150 million in 2025, compared with a loss of $228 million in 2024. Operating EBIT improved primarily due to lower environmental costs.

OUTLOOK
Operating Segments & End-Market Expectations
Team Dow remains focused on delivering near-term cost savings, navigating an unprecedented industry downturn and its long-standing cultural values of safety and reliability. At the same time, by reducing complexity, adopting the best available technologies and streamlining end-to-end processes, Transform to Outperform is expected to provide step-change productivity gains while enabling consistent growth. The Company will make breakthrough improvements to fundamentally simplify Dow’s operating model, which will position the Company to work more efficiently, better serve customers and deliver improved shareholder returns.

In Packaging & Specialty Plastics, continued volume growth is expected driven by an increase in global polyethylene demand as well as the full year benefit of the Company's new polyethylene train located in the U.S. Gulf Coast that came online in the second half of 2025. Local prices will be impacted by market supply and demand dynamics as well as competitor capacity rationalizations. The Company’s feedstock flexibility, low cost, and advantaged integrated regional footprint will continue to position the segment to navigate market dynamics throughout the year.

In Industrial Intermediates & Infrastructure, improved volume growth is expected based on the full year impact of the recent growth investment in alkoxylation capacity as well as underlying growth in key end-markets which will more than offset the loss of volume from the shutdown of a propylene oxide and propylene glycol plant in Freeport, Texas. The upgraded capacity supports increasing demand across a wide range of fast-growing end-markets including home and personal care, energy, and pharmaceuticals. The investments are backed by supply agreements with customers, including leading consumer brands. Local prices are expected to remain similar to 2025 levels.

In Performance Materials & Coatings, the Company will continue to prioritize key end-markets in performance silicones in which its innovation and footprint can drive value and volume growth above GDP. While demand in consumer and electronics is expected to benefit from continued investments in artificial intelligence, data centers, and advanced devices, other sectors face a more challenging environment. Pricing for specialty products is expected to remain relatively stable due to anticipated modest and uneven economic expansion as consumer sentiment remains subdued. Dow will complete the shutdown of a basics siloxanes plant in Barry, United Kingdom, by mid-year 2026 to rationalize its global footprint. Market conditions impacting sales of coatings are expected to improve compared with recent years due to global central bank rate cut activity across the second half of 2025.

Other factors impacting operating segment profitability include an expected increase in planned maintenance turnaround spending of approximately $200 million compared with 2025.

Projected Sources and Uses of Cash
Items that may impact the consolidated statements of cash flows in 2026 include:
•Capital expenditures are expected to be approximately $2.5 billion.
•Cash contributions to pension plans are expected to be approximately $180 million.
•Cash outflows related to the Company's 2025 Restructuring Program are expected to be approximately $260 million.
•Cash inflows related to the judgment with Nova Chemicals Corporation are expected to be approximately $1.3 billion.
•Cash outflows for dividends paid to noncontrolling interests are expected to be approximately $250 million.
•Cash outflows associated with Transform to Outperform are expected to be approximately $0.8 billion to $1.0 billion.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $3,816 million at December 31, 2025 and $2,189 million at December 31, 2024, of which $2,636 million at December 31, 2025 and $1,427 million at December 31, 2024, was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At December 31, 2025, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

For comparison of cash flows for the fiscal years ended December 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 4, 2025.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
In millions	2025	2024	2025	2024
Cash provided by (used for):
Operating activities - continuing operations	$1,062	$2,903	$1,045	$2,939
Operating activities - discontinued operations	(30)	11	—	—
Operating activities	$1,032	$2,914	$1,045	$2,939
Investing activities	$(2,126)	$(2,368)	$(2,126)	$(2,368)
Financing activities	$2,508	$(1,168)	$2,495	$(1,193)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in 2025 was primarily driven by the Company's cash earnings, advance payments received from customers related to long-term supply contracts and dividends from equity method investments, which were partially offset by cash used for working capital, performance-based compensation, pension contributions and severance payments related to the 2025 Restructuring Program. Cash provided by operating activities from continuing operations in 2024 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital, performance-based compensation payments, pension contributions and severance payments related to the 2023 Restructuring Program.

Net Working Capital and Current Ratio at Dec 31	Dow Inc.		TDCC
In millions	2025	2024	2025	2024
Current assets	$18,062	$16,590	$18,027	$16,565
Current liabilities	9,183	10,288	9,076	10,210
Net working capital	$8,879	$6,302	$8,951	$6,355
Current ratio	1.97:1	1.61:1	1.99:1	1.62:1

Working Capital Metrics	Twelve Months Ended
	Dec 31, 2025	Dec 31, 2024
Days sales outstanding in trade receivables	43	40
Days sales in inventory	64	60
Days payables outstanding	59	60

Cash provided by (used for) operating activities from discontinued operations reflected cash payments and receipts for certain agreements and matters related to the Company's separation from DowDuPont Inc.

Cash Flows from Investing Activities
Cash used for investing activities in 2025 and 2024 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. In addition, 2025 included a cash inflow related to proceeds from incentives related to capital expenditures, the sale of the soil fumigation product line and certain related assets and the divestiture of the Company's ownership interest in DowAksa. Cash used for investing activities in 2024 also included a cash inflow for the sale of the flexible packaging laminating adhesives business and a cash outflow for the acquisition of Circulus Holdings, LLC, a U.S. mechanical recycling company.

The Company's capital expenditures were $2,479 million in 2025 and $2,940 million in 2024. Capital spending was lower in 2025 as the Company reduced its full year capital spending plan to approximately $2.5 billion. The primary driver for the decrease was the Company’s decision to delay construction of the Fort Saskatchewan Path2Zero project. The Company now expects to start up the first and second phases of the project by the end of 2029 and 2030, respectively. The Company expects capital spending for this key growth project to average approximately $1.5 billion annually through 2030. In total, the Company expects capital spending in 2026 to be approximately $2.5 billion, including capital spending related to the construction of the Fort Saskatchewan Path2Zero project. As evidenced across the current and prior economic cycles, the Company will adjust its spending as economic conditions evolve.

Capital spending in recent years has included the construction of a world-scale polyethylene unit on the U.S. Gulf Coast, which was completed in 2025; a new reactor to expand alkoxylation capacity in Europe, mechanically completed in 2025 and expected to begin product qualification and ramp-up activities in early 2026; and construction of the world's first net-zero Scope 1 and 2 carbon dioxide equivalent ("CO2e") emissions integrated ethylene and derivatives complex in Alberta, Canada.

Cash Flows from Financing Activities
Cash provided by financing activities in 2025 for Dow Inc. was primarily related to proceeds from the sale of a minority stake in Diamond Infrastructure Solutions and proceeds from the issuance of long-term debt, which were partially offset by dividends paid to stockholders and payments on long-term debt. TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in 2024 was primarily related to dividends paid to stockholders, purchases of treasury stock and payments on long-term debt, which were partially offset by proceeds from the issuance of long-term debt. TDCC included cash outflows for dividends paid to Dow Inc. See Notes 14 and 17 to the Consolidated Financial Statements for additional information related to the issuance and retirement of debt and the Company's share repurchases and dividends.

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

Reconciliation of Non-GAAP Cash Flow Measures	Dow Inc.
In millions	2025	2024
Cash provided by operating activities - continuing operations (GAAP)	$1,062	$2,903
Capital expenditures	(2,479)	(2,940)
Free Cash Flow (non-GAAP)	$(1,417)	$(37)

Reconciliation of Cash Flow Conversion (Cash Flow From Operations to Operating EBITDA)	Dow Inc.
In millions	2025	2024
Net income (loss) (GAAP)	$(2,444)	$1,201
+ Provision (credit) for income taxes	(67)	399
Income (loss) before income taxes	$(2,511)	$1,600
- Interest income	152	200
+ Interest expense and amortization of debt discount	865	811
- Significant items [1]	(2,220)	(377)
Operating EBIT (non-GAAP)	$422	$2,588
+ Depreciation and amortization	2,834	2,894
Operating EBITDA (non-GAAP)	$3,256	$5,482
Cash provided by operating activities - continuing operations (GAAP)	$1,062	$2,903
Cash flow from operations to net income (GAAP) [2]	N/A	241.7%
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	32.6%	53.0%
1.The year ended December 31, 2025, includes severance and related benefit costs, costs associated with exit and disposal activities and impairment charges related to the 2025 Restructuring Program; an impairment charge related to goodwill associated with the Polyurethanes & Construction Chemicals reporting unit, non-cash settlement charges related to the termination of certain Company pension plans in the United States and the United Kingdom, an impairment charge related to assets used for chlor-alkali, propylene oxide and brine production in Latin America, charges related to an arbitration agreement for historical product claims from a divested business, charges associated with agreements entered into with DuPont de Nemours, Inc. and Corteva, Inc. as part of the separation and distribution, a loss on early extinguishment of debt, the settlement of a claim related to water storage groundwater contamination matters, implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of Diamond Infrastructure Solutions and restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program; partially offset by a gain on the sale of the soil fumigation product line and divestiture of ownership interest in DowAksa and a gain associated with the reassessment of liabilities for certain accrued Groundwater Matters. The year ended December 31, 2024, includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program, gains associated with a previously impaired equity investment, impairment charges related to the write-down of certain manufacturing assets, a charge related to an arbitration settlement agreement for historical product claims from a divested business and activity related to the separation from DowDuPont. See Note 25 to the Consolidated Financial Statements for additional information.
2.Cash flow from operations to net income is not applicable for the year ended December 31, 2025 due to a net loss for the period.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations over the economic cycle and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, contributions to pension plans, dividend distributions to stockholders, restructuring payments, share repurchases and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include TDCC's U.S. and Euromarket commercial paper programs, committed and uncommitted credit facilities, committed and uncommitted accounts receivable facilities, a medium-term notes program, a U.S. retail note program (“InterNotes®”) and other debt markets.

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at December 31, 2025. Cash and committed and available forms of liquidity were $13.6 billion at December 31, 2025, an increase of $1.6 billion from December 31, 2024. The Company also has no substantive long-term debt maturities due until 2029. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at December 31, 2025 and 2024. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. Subsequent to December 31, 2025, TDCC issued commercial paper with none outstanding at February 3, 2026.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At December 31, 2025, TDCC had total committed and available credit facilities of $8.3 billion. See Note 14 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at December 31, 2025.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time and expires in November 2028. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €500 million, may be sold at any point in time. This facility expires in March 2026, with renegotiations expected to be completed prior to the expiration. In 2025, there were $106 million in sales of receivables under the U.S. and Europe committed accounts receivable facilities ($290 million in sales of receivables in 2024). At December 31, 2025 and 2024, no material balances of sold receivables remained outstanding.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity, set to expire in November 2028. In 2025, sales of receivables under this facility were $147 million ($378 million in sales of receivables in 2024). At December 31, 2025 and 2024, no material balances of sold receivables remained outstanding. See Note 13 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. In 2025, sales of receivables under these facilities were $285 million ($865 million in sales of receivables in 2024). At December 31, 2025, no material balances of sold receivables remained outstanding ($287 million remained outstanding at December 31, 2024). See Note 13 to the Consolidated Financial Statements for additional information.

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

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At December 31, 2025, the Company had monetized $197 million of its existing COLI polices' surrender value (zero at December 31, 2024). See Note 6 to the Consolidated Financial Statements for additional information.

Shelf Registration - United States
On June 13, 2025, Dow Inc. and TDCC filed a shelf registration statement with the U.S. Securities and Exchange Commission. The shelf indicates that Dow Inc. may offer common stock; preferred stock; depositary shares; debt securities; guarantees; warrants to purchase common stock, preferred stock and debt securities; and stock purchase contracts and stock purchase units, with pricing and availability of any such offerings depending on market conditions. The shelf also indicates that TDCC may offer debt securities, guarantees and warrants to purchase debt securities, with pricing and availability of any such offerings depending on market conditions. In 2025, TDCC filed a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under InterNotes®. Also, in 2025, TDCC filed a prospectus supplement under this shelf registration to register an undetermined amount of securities for issuance under a medium-term notes program.

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

Total Debt at Dec 31	Dow Inc.		TDCC
In millions	2025	2024	2025	2024
Notes payable	$90	$135	$90	$135
Long-term debt due within one year	222	497	222	497
Long-term debt	17,849	15,711	17,849	15,711
Gross debt	$18,161	$16,343	$18,161	$16,343
- Cash and cash equivalents	3,816	2,189	3,816	2,189
- Marketable securities [1]	385	383	385	383
Net debt (non-GAAP)	$13,960	$13,771	$13,960	$13,771
Total equity	$17,522	$17,851	$17,726	$18,032
Gross debt as a percentage of total capitalization	50.9%	47.8%	50.6%	47.5%
Net debt as a percentage of total capitalization (non-GAAP)	44.3%	43.5%	44.1%	43.3%
1.Included in "Other current assets" in the consolidated balance sheets.

In the first quarter of 2025, the Company completed debt neutral liability management activities. The Company issued $1 billion of senior unsecured notes. This offering included $400 million aggregate principal amount of 5.35 percent notes due 2035 and $600 million aggregate principal amount of 5.95 percent notes due 2055. The Company used the proceeds to complete cash tender offers for certain debt securities. In total, $943 million aggregate principal amount was tendered and retired. As a result, the Company recognized a pretax loss of $60 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the third quarter of 2025, the Company issued $1.4 billion of senior unsecured notes. This offering included $750 million aggregate principal amount of 4.80 percent notes due 2031 and $650 million aggregate principal amount of 5.65 percent notes due 2036. Additionally, the Company redeemed $55 million aggregate principal amount of 9.40 percent notes due 2039. As a result of the redemption, the Company recognized a pretax loss of $18 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In 2025, the Company issued an aggregate principal amount of $378 million of InterNotes®. Additionally, the Company repaid $334 million of long-term debt at maturity.

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

TDCC’s public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC’s most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC’s consolidated indebtedness as defined in the Revolving Credit Agreement was 0.48 to 1.00 at December 31, 2025. Management believes TDCC was in compliance with all of its covenants and default provisions at December 31, 2025. For information on TDCC's debt covenants and default provisions, see Note 14. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in 2025.

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
TDCC's credit ratings at January 31, 2026 were as follows:

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

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis and expects to continue to do so, subject to approval by the Board. On July 24, 2025, the Company announced a 50 percent reduction to its quarterly dividend. The following tables provide information on dividends declared and paid to common stockholders:

Dividends Paid for the Years Ended Dec 31	2025	2024
In millions, except per share amounts
Dividends paid, per common share	$2.10	$2.80
Dividends paid to common stockholders	$1,490	$1,966

Dow Inc. Cash Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 13, 2025	February 28, 2025	March 14, 2025	$0.70
April 10, 2025	May 30, 2025	June 13, 2025	$0.70
July 24, 2025	August 29, 2025	September 12, 2025	$0.35
October 9, 2025	November 28, 2025	December 12, 2025	$0.35

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board of Directors reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the year ended December 31, 2025, TDCC declared $1,491 million of dividends and paid $1,503 million of dividends to Dow, Inc. ($2,578 million of dividends declared and $2,485 million of dividends paid to Dow, Inc. for the year ended December 31, 2024). At December 31, 2025, TDCC's intercompany loan balance with Dow Inc. was insignificant. See Note 24 to the Consolidated Financial Statements for additional information.

Share Repurchase Program
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in 2025. At December 31, 2025, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans in the United States and a number of other countries. The Company’s funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. In 2025 and 2024, the Company contributed $209 million and $121 million to its pension plans, respectively, including contributions to fund benefit payments for its unfunded pension plans. Additionally, in the second quarter of 2024, the Company received a pension plan reversion of approximately $70 million for a portion of the excess funding of one of its plans in Europe, included in "Other assets and liabilities, net" in the consolidated statements of cash flows. The Company expects to contribute approximately $180 million to its pension plans in 2026.

In the fourth quarter of 2025, as part of its ongoing pension derisking initiatives, the Company terminated certain U.S. tax-qualified pension plans, which included the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, participants were provided with various benefit payment or distribution options. The Company also terminated a certain European pension plan, with the plan purchasing nonparticipating annuity contracts for the benefit of plan participants. These transactions were funded with existing plan assets and did not require any cash funding from the Company. These actions resulted in non-cash settlement charges of $323 million, primarily related to the accelerated recognition of the accumulated actuarial losses of the plans. Additional actions by the Company resulted in total noncash settlement charges across all plans of $342 million for the year ended December 31, 2025.

See Note 19 to the Consolidated Financial Statements for additional information related to the Company’s pension plans, including pension plan terminations.

Restructuring
The 2025 Restructuring Program is expected to result in additional cash expenditures of approximately $625 million primarily over the next four years and consist primarily of severance and related benefit costs, implementation costs related to decommissioning and demolition and additional costs associated with exit and disposal activities. Restructuring implementation costs totaled $53 million for the year ended December 31, 2025.

Restructuring implementation and efficiency costs related to the 2023 Restructuring Program were $50 million for the year ended December 31, 2025 ($230 million for the year ended December 31, 2024).

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

Contractual Obligations
The following table summarizes the Company’s contractual obligations, commercial commitments and expected cash requirements for interest at December 31, 2025. Additional information related to these obligations can be found in Notes 14, 15, 16 and 19 to the Consolidated Financial Statements.

Contractual Obligations at Dec 31, 2025	Payments Due In
In millions	2026	2027-2028	2029-2030	2031 and beyond	Total
Dow Inc.
Long-term debt obligations [1]	$222	$1,560	$2,116	$14,399	$18,297
Expected cash requirements for interest [2]	884	1,706	1,528	9,370	13,488
Pension and other postretirement benefits	255	422	417	3,264	4,358
Operating leases [3]	397	603	301	418	1,719
Purchase obligations [4]	2,673	4,264	3,191	17,181	27,309
Other noncurrent obligations [5]	—	756	542	2,079	3,377
Total	$4,431	$9,311	$8,095	$46,711	$68,548
TDCC
Long-term debt obligations [1]	$222	$1,560	$2,116	$14,399	$18,297
Expected cash requirements for interest [2]	884	1,706	1,528	9,370	13,488
Pension and other postretirement benefits	255	422	417	3,264	4,358
Operating leases [3]	397	603	301	418	1,719
Purchase obligations [4]	2,673	4,264	3,191	17,181	27,309
Other noncurrent obligations [5]	—	756	542	1,941	3,239
Total	$4,431	$9,311	$8,095	$46,573	$68,410
1.Excludes unamortized debt discount and issuance costs of $226 million. Includes finance lease obligations of $1,126 million and net fair value hedge adjustment gains of $27 million.
2.Cash requirements for interest on long-term debt was calculated using current interest rates at December 31, 2025, and includes $130 million of various floating rate notes.
3.Includes imputed interest of $282 million.
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
5.Includes liabilities related to asbestos litigation, environmental remediation, legal matters and other noncurrent liabilities. In addition to these items, Dow Inc. includes liabilities related to noncurrent obligations with DuPont and Corteva. The table excludes uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities. The table also excludes deferred revenue as it does not represent future cash requirements arising from contractual payment obligations.

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

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. At December 31, 2025, the Company had accrued obligations of $1,011 million for probable environmental remediation and restoration costs, including $221 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. For further discussion, see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 15 to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled at December 31, 2025, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 19 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent 73 percent of the Company’s pension plan assets and 72 percent of the pension obligations. The U.S. pension plans are frozen and, therefore, participants do not accrue additional benefits for future service and compensation.

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

The following information relates primarily to the U.S. plans; a similar approach is used for the Company’s non-U.S. plans.

The Company determines the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Company's Investment Committee and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2025 was 7.04 percent. The weighted-average assumption to be used for determining 2026 net periodic pension expense is 7.22 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. plans are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for the Company’s U.S. plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve (based on 60th to 90th percentile high-quality corporate bond yields) to arrive at the plan’s obligations as of the measurement date. The weighted average discount rate utilized to measure pension obligations decreased to 5.48 percent at December 31, 2025, from 5.74 percent at December 31, 2024.

At December 31, 2025, the net underfunded status of the U.S. tax-qualified plans on a projected benefit obligation basis was $1,301 million. The net underfunded amount decreased $59 million compared with December 31, 2024. The Company uses a generational mortality table to determine the duration of its pension and other postretirement obligations.

The following discussion relates to the Company’s significant pension plans.

The Company bases the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose represent the difference between the expected return calculated using the market-related value of plan assets and the actual return based on the market value of plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value will be impacted when previously deferred gains or losses are recorded. Over the life of the plans, both gains and losses have been recognized and amortized. At December 31, 2025, net losses of $1,757 million remain to be recognized in the calculation of the market-related value of plan assets. These net losses will result in increases in future pension expense or reduced credits as they are recognized in the market-related value of assets.

The net decrease in the market-related value of assets due to the recognition of prior losses (gains) is presented in the following table:

Net Decrease in Market-Related Asset Value Due to Recognition of Prior Losses (Gains)
In millions
2026	$1,262
2027	261
2028	238
2029	(4)
Total	$1,757

Excluding the impact of the Company's 2025 derisking activities and other one-time events, the Company expects net periodic benefit cost ("NPBC") credit to decrease in 2026 by approximately $66 million compared with 2025. The reduction in the NPBC credit is primarily due to the recognition of prior losses under the market-related valuation of plan assets methodology described above.

A 25 basis point increase or decrease in the long-term return on assets assumption would change the Company’s NPBC credit for 2026 by $46 million. A 25 basis point increase in the discount rate assumption would increase the Company's NPBC credit for 2026 by $8 million. A 25 basis point decrease in the discount rate assumption would decrease the Company's NPBC credit for 2026 by $5 million.

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

At December 31, 2025, the Company had a net deferred tax asset balance of $1,147 million, after valuation allowances of $3,049 million. In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Tax authorities have the ability to review and challenge matters that could be subject to differing interpretation of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of tax attributes. The ultimate resolution of such uncertainties could last several years. When an uncertain tax position is identified, the Company considers and interprets complex tax laws and regulations    in order to determine the need for recognizing a provision in its financial statements. Significant judgment is required in determining the timing and measurement of uncertain tax positions. The Company utilizes internal and external expertise in interpreting tax laws to support the Company's tax positions. The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. At December 31, 2025, the Company had uncertain tax positions for both domestic and foreign issues of $509 million and $334 million for interest and penalties.

Goodwill
The Company performs goodwill impairment testing at the reporting unit level. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis. The Company tests goodwill for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. At December 31, 2025, goodwill was carried by four out of six of the Company's reporting units.

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

In the fourth quarter of 2025, qualitative testing was performed for all reporting units carrying goodwill as part of the Company's annual goodwill impairment testing. Based on the results of the qualitative testing, quantitative testing was performed on one reporting unit. For the qualitative assessments, management considered factors at both the Company level and the reporting unit level. For the reporting units where only qualitative testing was performed, management concluded it is more likely than not that the carrying value of the reporting unit is less than the fair value of the reporting unit.

Upon completion of the quantitative testing in the fourth quarter of 2025, the Company determined the Polyurethanes & Construction Chemicals reporting unit was impaired. During 2025, the reporting unit did not consistently meet expected financial performance targets, primarily due to significant over supply in the industry, which led to volume reductions and compressed margins for products across the portfolio due to changes in customer buying patterns and supply and demand balances. As a result of these trends and third-party market data, which now project sustained pressure on pricing and volume, and a more moderate growth outlook, the reporting unit reduced its future revenue and profitability projections. The fair value of the reporting unit was estimated using a discounted cash flow model that incorporated current market conditions and reflected reductions in projected revenue growth rates due to lower sales volume and price assumptions. Key assumptions included projected revenue growth, discount rate, tax rate, terminal value, currency exchange rates, and long-term raw material and energy price forecasts. These discounted cash flows did not support the carrying value of the reporting unit. As a result, the Company recorded a goodwill impairment charge of $690 million in the fourth quarter of 2025. The Polyurethanes & Construction Chemicals reporting unit did not carry a goodwill balance at December 31, 2025.

Environmental Matters
Environmental Policies
Dow is committed to world-class environmental, health and safety (“EH&S”) performance, as demonstrated by industry-leading results, a long-standing commitment to the American Chemistry Council's Responsible Care® program, and a strong commitment to deliver against its targets around a circular economy and climate protection. These targets set the standard for sustainability in the chemical industry, focusing on improvements in the Company’s local corporate citizenship and product stewardship, and by actively pursuing methods to reduce the Company's environmental impact.

To continue to meet the Company’s public commitments, as well as the stringent laws and government regulations related to environmental protection and remediation to which its global operations are subject, the Company has well-defined policies, requirements and management systems. The Company's EH&S Management System (“EMS”) defines the “who, what, when and how” needed for the businesses to implement the Company’s policies and requirements and meet performance objectives, leadership expectations and public commitments. To ensure effective utilization, the EMS is integrated into a company-wide management system for EH&S, Operations, Quality and Human Resources.

The Company believes third-party verification and transparent public reporting are cornerstones of world-class EH&S performance and building public trust. Numerous Dow sites in the U.S. & Canada, EMEAI, Asia Pacific and Latin America have received third-party verification of the Company’s compliance with Responsible Care® and with outside specifications such as ISO-14001. The Company continues to be a global champion of Responsible Care® and has worked to broaden the application and impact of Responsible Care® around the world through engagement with suppliers, customers and joint venture partners.

Dow manages environmental data for reporting with a waste, water and emissions inventory system. All emitting manufacturing sites globally record their emissions and water use in the system annually. The data sets are reviewed at the facility level and then by global coordinators before being aggregated for corporate environmental reporting purposes.

Dow's EH&S policies help to ensure the Company achieves its annual health and safety performance targets and the Company seeks to continuously improve performance through process and personal safety project implementations. Improvement in these areas, as well as environmental compliance, remains a top management priority, as the Company continues to implement its progressive, multi-decade sustainability targets that include advancing a circular economy and climate protection. Progress is reviewed annually by management and with the Environment, Health, Safety & Technology ("EHS&T") Committee of the Board.

Detailed information on Dow’s performance regarding environmental matters and goals is accessible through the Company's Purpose in Action webpage at www.corporate.dow.com/en-us/purpose-in-action. Dow's website and its content are not deemed incorporated by reference into this report.

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

The Company maintains a comprehensive, multi-level security plan that focuses on security, emergency planning, preparedness and response. This plan, which has been activated in response to significant world and national events, is reviewed on an annual basis. The Company continues to improve its security plans, placing emphasis on the safety of Dow communities and people by being prepared to meet risks at any level and to address both internal and external identifiable risks. The security plan includes regular vulnerability assessments, security audits, mitigation efforts and physical security upgrades designed to reduce vulnerability. As discussed in Part I, Item 1C. Cybersecurity, the Company also maintains a comprehensive cybersecurity and information security framework, which includes and is not limited to risk assessments, mitigation through a threat intelligence-driven approach, application controls, and a defense-in-depth strategy to safeguard critical assets. This framework leverages International Organization for Standardizations 27001/27002 standards for general information technology controls, International Society of Automation/International Electrotechnical Commission standards for industrial automation, the National Institute of Standards and Technology Cyber Security Framework ("NIST CSF") for measuring overall readiness to respond to cybersecurity threats. The Company’s security plans are also designed to avert interruptions of normal business operations that could materially and adversely affect the Company’s results of operations, financial condition and cash flows.

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

Climate Protection
Evaluation of climate-related risks and opportunities continues to be a catalyst for the development of the Company’s Decarbonize & Grow strategy (Dow’s climate transition plan) and its broad water stewardship and habitat conservation efforts. Dow's science-based strategy includes a phased approach to decarbonize while meeting the growing demand for Dow's products and contributing to a low-emissions future through continued investment in new products, technologies and processes, and a focus on water resilience in key watersheds and positive impact on biodiversity through habitat conservation.

In 2020, Dow set a target to be carbon neutral by 2050 across Scopes 1, 2 and 3, as defined by the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard, plus product benefits. Dow’s Protect the Climate goals include reducing net annual greenhouse gas ("GHG") emissions by 5 million metric tons by 2030 versus its 2020 baseline, representing approximately a 15 percent reduction versus 2020 and a nearly 30 percent reduction since 2005. Dow has a multi-generational plan to replace end-of-life emissions-intensive assets with higher-efficiency, lower-emissions assets. Dow has continued its near-term progression in its Decarbonize & Grow strategy by starting construction of its Fort Saskatchewan Path2Zero project which will be the world’s first net-zero Scope 1 and 2 emissions ethylene complex, when completed, and will decarbonize approximately 20 percent of Dow’s global ethylene production capacity. While Dow remains committed to this project and the growth upside it will enable, the Company now expects to complete construction of the project with a two-year delay, with the first and second phases expected to start up by the end of 2029 and 2030, respectively. Dow has also continued to advance a project with X-energy, a nuclear energy innovation company, to commercialize an advanced small modular nuclear reactor that will generate GHG emissions-free process heat and energy at its site in Seadrift, Texas. Energy reduction and optimization projects will provide continuous progress toward Dow’s carbon-neutral ambitions.

Dow is also committed to advancing water stewardship within the Company's operations and supply chain and with downstream customers and to working collaboratively to enhance water management at the watershed level. In 2024, Dow announced a robust 2050 water resilience strategy as well as a 50,000 acre habitat conservation target to address these key elements of climate adaptation.

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

To evaluate physical risks, Dow partnered with S&P Global Trucost (“Trucost”) to assess the Company’s exposure to physical risks based on the geographic location of its manufacturing operations. The risks assessed included water stress, flood, heat waves, cold waves, hurricanes, wildfires and sea level rise. The analysis included an assessment of the physical risks using a baseline year of 2020 with time periods for medium- (year 2030) and long-term (year 2050) using the Intergovernmental Panel on Climate Change representative concentration pathways. These pathways represent varying degrees of global atmospheric GHG concentrations (low, medium and high), and thus different expectations on global temperature rise. Results are incorporated into Dow’s long-term assessments of its manufacturing sites, which are key inputs into Dow’s capital approval process.

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

To ensure its processes and plans are resilient, Dow uses climate-related scenarios to assess physical and transition risks. Dow’s periodic climate scenario analysis considers a longer time frame (currently to 2050) for magnitude of impact. Every few years, Dow also utilizes a robust scenario analysis to assess the long-term materiality and impact of climate-related risks and opportunities. Scenario analysis is used to challenge business-as-usual assumptions and strengthen the resiliency of the Company’s Decarbonize & Grow strategy. Scenarios are used to evaluate both physical and transition risk and are particularly useful in evaluating the potential and impact of emerging risks. Dow selected several climate scenarios relevant for physical and transition risks, to cover a range of assumptions regarding policy development and to build resiliency for a variety of outcomes in its strategy.

Managing Climate Risks
Management of climate risk is assigned to Dow’s Climate Steering Team (“CST”), which is accountable for developing and implementing plans to mitigate risk and for tracking actions and progress against those plans. With oversight and accountability by the CST, specific carbon-related risks are managed by Dow’s Carbon Program Management Office (“PMO”). Water and nature risks are managed by the Water and Nature PMO, which is also accountable to the CST. The PMOs partner with subject matter experts to develop and implement strategies to mitigate or eliminate climate-related risks. The teams develop specific action plans and ensure owners are assigned to drive forward progress to reduce Dow’s risk exposure. Risk mitigation status updates are provided to executive leaders on a regular basis and discussions include risk time horizons or magnitude of impact to confirm that the strategy remains solid.

Decarbonize & Grow
The Company continuously works to decarbonize while driving value growth. Dow's Decarbonize & Grow strategy spans nearly every aspect of Dow's business with an approach that focuses on five key areas. These include:

•Optimizing Manufacturing Facilities and Processes for Sustainability: In addition to implementing near-term growth and efficiency investments, Dow is replacing end-of-life assets with low-GHG-emissions technologies, such as hydrogen-ready next-generation capabilities, clean hydrogen use, carbon capture and storage and advanced nuclear.
•Investing in Transformative, Next Generation Manufacturing Technologies: Dow is investing in next-generation, low-GHG-emissions manufacturing technologies that are critical in the decarbonization of the Company's manufacturing. As part of these efforts, the Company safely constructed and energized an electric furnace (e-furnace) test unit to validate the concept of converting steam-cracking furnaces from gas-

fired to electric. This milestone marks a critical juncture on Dow’s journey to decarbonize ethylene production, one of the most carbon-intensive aspects of petrochemical manufacturing.
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
•Developing Low-GHG-Emissions Products and Services: Through Dow's materials science expertise and collaboration, the Company designs products and services that support its customers in lowering their GHG emissions, including products that facilitate energy efficiency, lightweighting, fuel transition, circularity, increased operational efficiency and resource reductions.
•Increasing Use of Clean Energy and Steam: As a major user and producer of energy, Dow is committed to integrating clean energy, including both renewables and low-GHG-emissions sources, into its operations.

Water Resilience
Water is Dow’s largest dependency on nature and water stewardship is a critical component of the Company's strategy. Water-related risk considers water availability (too much, too little), water quality (intake and effluents), access to safe drinking water, health of ecosystems and reputational and regulatory challenges. Dow’s approach to identifying water-related risks and impacts includes identification of physical, regulatory and reputational risks. Dow’s methodology uses scientifically robust external tools such as the World Resources Institute Aqueduct tool and the World Wildlife Fund water risk filter tool. Dow’s actions are also informed by the Trucost physical risk assessment, wherein water scarcity is recognized and addressed as the biggest climate-related threat to corporate assets with potential substantive financial or strategic impact on business.

In 2024, Dow set new water stewardship goals for 2030, 2035, and 2050 as part of its Protect the Climate target. Recognizing the impact of climate change on water and nature, Dow's Water & Nature strategy aims to make its sites and surrounding ecosystems more resilient to conditions like drought and flooding. Dow’s water risk management ensures every site and business is accountable for water use, with extra measures for specific water-stressed areas. As part of Dow's Water & Nature strategy, the Company is focused on 20 priority water basins. Regular analysis of water stress is essential to monitor its progression and ensure effective management.

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

Advancing a Circular Economy
As one important part of the materials ecosystem, Dow advocates for the adoption of policies to accelerate the broader pathway to circularity. Circularity-enabling policies such as national targets for recyclability; recycling mandates; mandates for recycled content in products; extended producer responsibility systems to finance state-of-the-art local access to collection, sorting and recycling; and policies to incentivize investments in innovative circular technologies are all critical to ensure that post-use products are diverted away from landfilling, incineration, open dumps and open burning and instead enter the circular economy. To accelerate the materials ecosystem, Dow is working toward its voluntary circularity targets collectively with partners. The goal is to boost recycling rates globally for materials by developing the associated ecosystems to increase collection, sorting and recycling, thereby enabling circularity across entire value chains. As part of Dow’s sustainability targets and in response to growing customer demand, Dow intends to transform waste and alternative feedstocks to commercialize 3 million metric tons per year of circular and renewable solutions by 2030.

Although the volume base is fairly modest today, circular products are seeing increasing promise with commercially attractive growth rates, and Dow expects this market to gain an increasingly larger market share over the coming decades as supporting policies, technology and economics improve. Dow is partnering to build industrial ecosystems to collect, reuse or recycle waste and expand its portfolio to meet rapidly growing demand for circular solutions. Further, Dow is redesigning product formulations to use circular feedstocks such as waste and renewable materials, thereby reducing reliance on virgin fossil feedstocks.

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

Prioritizing Safer Materials
Dow has been a pioneer in the practice of product stewardship since 1970 and is committed to ensuring that the materials it offers are designed for the safety of people and the planet. Dow monitors regulatory trends and uses cutting-edge science to develop materials that meet the needs of its customers and the value chain.

Dow leverages the Company’s strong innovation pipeline to develop sustainable alternatives and reduce or eliminate priority substances in its products. Dow also invests in clean upstream manufacturing technologies to reduce facility emissions and, where necessary, restricts downstream uses of some substances.

Dow is working to deliver a sustainable future through its materials science expertise and collaboration with its customers. By constantly innovating how it sources, manufactures and delivers material solutions, Dow helps customers achieve their goals and create a better tomorrow. Dow has an impact on safer materials directly through the manufacture and delivery of solutions and indirectly through the chemicals that are sourced. Dow continues to assess products across their life cycle using life cycle assessments and digital, in vitro, and in vivo toxicology testing. Dow also transparently communicates information on substances to customers via safety data sheets, regulatory data sheets and, in some cases, product handling guides.

Prioritizing safer materials is a key aspect of Dow's sustainability strategy. Dow is committed to demonstrating the value of chemistry and materials science to society and improving the way the world understands and considers science in decision-making to maximize benefits to businesses, society and the planet. Through Dow’s 2025 Safe Materials for a Sustainable Planet goal, the Company has made progress toward this vision by innovating sustainable materials of tomorrow, leading candid conversations about product safety and committing to the advancement of open and transparent chemistry with value chain partners, customers and the public.

Environmental Remediation
For comparison of environmental remediation-related matters for the fiscal years ended December 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 4, 2025.

The Company accrues the costs of remediation of its facilities and formerly owned facilities based on current law and regulatory requirements. The nature of such remediation can include management of soil and groundwater contamination. The accounting policies adopted to properly reflect the monetary impacts of environmental matters are discussed in Note 1 to the Consolidated Financial Statements. To assess the impact on the financial statements, environmental experts review currently available facts to evaluate the probability and scope of potential liabilities. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and the ability to apply remediation technologies. These liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had an accrued liability of $790 million at December 31, 2025, related to the remediation of current or former Dow-owned sites. At December 31, 2024, the liability related to remediation was $879 million.

In addition to current and former Dow-owned sites, under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws (hereafter referred to collectively as "Superfund Law"), the Company is liable for remediation of other hazardous waste sites where the Company allegedly disposed of, or arranged for the treatment or disposal of, hazardous substances. Because Superfund Law imposes joint and several liability upon each party at a site, the Company has evaluated its potential liability in light of the number of other companies that have also been named potentially responsible parties (“PRPs”) at each site, the estimated apportionment of costs among all PRPs, and the financial ability and commitment of each to pay its expected share. The Company’s remaining liability for the remediation of Superfund sites was $221 million at December 31, 2025 ($234 million at December 31, 2024). The Company has not recorded any third-party recovery related to these sites as a receivable.

Information regarding environmental sites is provided below:

Environmental Sites	Dow-owned Sites [1]		Superfund Sites [2]
	2025	2024	2025	2024
Number of sites at Jan 1	156	154	131	133
Sites added during year	—	2	7	1
Sites closed during year	(10)	—	(6)	(3)
Number of sites at Dec 31	146	156	132	131
1.Dow-owned sites are sites currently or formerly owned by the Company. In the United States, remediation obligations are imposed by the Resource Conservation and Recovery Act or analogous state law. At December 31, 2025, 24 of these sites (25 sites at December 31, 2024) were formerly owned by Dowell Schlumberger, Inc., a group of companies in which the Company previously owned a 50 percent interest. The Company sold its interest in Dowell Schlumberger in 1992.
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

Rohm and Haas, a wholly owned subsidiary of the Company, is a PRP at the Wood-Ridge, New Jersey, Ventron/Velsicol Superfund Site, and the adjacent Berry’s Creek Study Area ("BCSA") (collectively, the "Wood-Ridge sites"). Rohm and Haas is a successor in interest to a company that owned and operated a mercury processing facility, where wastewater and waste handling resulted in contamination of soils and adjacent creek sediments. In 2018, the Berry’s Creek Study Area Potentially Responsible Party Group (“PRP Group”), consisting of over 100 PRPs, completed a Remedial Investigation/Feasibility Study for the BCSA. During that time, the EPA concluded that an “iterative or adaptive approach” was appropriate for cleaning up the BCSA. Thus, each phase of remediation will be followed by a period of monitoring to assess its effectiveness and determine if there is a need for more work. In September 2018, the EPA signed a Record of Decision ("ROD 1") which describes the initial phase of the EPA’s plan to clean-up the BCSA. ROD 1 will remediate waterways and major tributaries in the most contaminated part of the BCSA. The PRP Group has signed agreements with the EPA to design the selected remedy. Although there is currently much uncertainty as to what will ultimately be required to remediate the BCSA and Rohm and Haas's share of these costs has yet to be determined, the range of activities that are required in the interim Record of Decision is known in general terms. The PRP Group is engaged in discussions with the EPA and the State of New Jersey regarding a Remedial Action Consent Decree to implement the ROD 1 remedy for the BCSA. The EPA has approved the 100 percent design for the ROD 1 remedy.

At December 31, 2025, the Company had accrued liabilities totaling $277 million ($303 million at December 31, 2024) for environmental remediation at the Midland and Wood-Ridge sites. In 2025, the Company spent $40 million ($45 million in 2024) for environmental remediation at the Midland and Wood-Ridge sites.

In total, the Company’s accrued liability for probable environmental remediation and restoration costs was $1,011 million at December 31, 2025, compared with $1,113 million at December 31, 2024. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the

Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows.

The amounts charged to income on a pretax basis related to environmental remediation totaled $63 million in 2025 and $197 million in 2024. The amounts charged to income on a pretax basis related to operating the Company's current pollution abatement facilities, excluding internal recharges, totaled $819 million in 2025 and $823 million in 2024. Capital expenditures for environmental protection were $226 million in 2025 and $208 million in 2024.

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

For comparison of asbestos-related matters of Union Carbide Corporation for the fiscal years ended December 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 4, 2025.

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2025	2024
Claims unresolved at Jan 1	5,813	6,367
Claims filed	4,615	4,568
Claims settled, dismissed or otherwise resolved	(3,270)	(5,122)
Claims unresolved at Dec 31	7,158	5,813
Claimants with claims against both Union Carbide and Amchem	(1,277)	(1,005)
Individual claimants at Dec 31	5,881	4,808

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

The 2025 and 2024 year-end and average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of the Company.

Total Daily VAR by Exposure Type at Dec 31	2025		2024
In millions	Year-end	Average	Year-end	Average
Commodities	$11	$9	$10	$12
Equity securities	16	15	11	11
Foreign exchange	41	36	23	22
Interest rate	114	126	118	139
Composite	$182	$186	$162	$184

The Company’s daily VAR for the aggregate of all positions increased from a composite VAR of $162 million at December 31, 2024 to a composite VAR of $182 million at December 31, 2025. The interest rate VAR decreased due to a decrease in volatility. The equity securities VAR increased due to an increase in volatility. The foreign exchange VAR and commodities VAR each increased due to an increase in exposure. See Note 21 to the Consolidated Financial Statements for further disclosure regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Dow Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dow Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Uncertain Tax Positions — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws, regulations, and legal interpretations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate if it is more likely than not, based on the technical merits, that the uncertain tax position will be sustained upon examination. The Company recognizes a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The Company establishes a liability for unrecognized tax benefits that do not meet this threshold. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. The Company’s liability for unrecognized tax benefits and related accrued interest and penalties as of December 31, 2025 was $509 million and $334 million, respectively.

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
–Identifying key judgments underlying the Company’s position and evaluating whether the conclusions are consistent with our interpretation of the relevant laws and regulations.
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

Goodwill – Consumer Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals Reporting Units — Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. When performing a quantitative test, the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA margin. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge.

Throughout 2025, the Company faced challenging market conditions from the broader macroeconomic downturn. Amid continued downturn in the chemical markets, the Company experienced decreased demand and margin compression resulting from lower prices. As a result of the ongoing macroeconomic conditions and announced restructuring actions, the Company identified potential indicators of goodwill impairment for the Consumer Solutions reporting unit (within the Performance Materials & Coatings segment) and Packaging and Specialty Plastics reporting unit (within the Packaging & Specialty Plastics segment). The Company performed interim impairment tests during the year for these reporting units. In each instance, the discounted cash flow analysis indicated that the fair value of the respective reporting units exceeded their carrying values. Therefore, no impairment charges were recorded during 2025 for these reporting units. Further, as of October 1, 2025, the Company’s annual testing date for the goodwill balance, the Company performed a quantitative test for the Polyurethanes & Construction Chemicals reporting unit (within the Industrial Intermediates & Infrastructure segment). Using a discounted cash flow model, management concluded fair value was below carrying value and recorded an impairment charge for the full amount of allocated goodwill for the reporting unit of $690 million in 2025 (limited to allocated goodwill).

Given the significant judgments made by management to estimate the fair value of the Consumer Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin for the Consumer Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals reporting units included the following, among others:

•We tested the effectiveness of internal controls over the goodwill impairment evaluation, including controls over the selection of the discount rates and over forecasts of future revenue growth rates, EBITDA, and EBITDA margin.
•We evaluated management’s determination and evaluation of triggering events.
•We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting units to those used by management in other annual forecasting activities.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
–Historical revenues and operating margins.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we performed a benchmarking exercise comparing management’s estimates and assumptions related to revenue growth, EBITDA and EBITDA margin for the reporting units to the revenue growth, EBITDA and EBITDA margins of a peer group of public companies.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 3, 2026

We have served as the Company's auditor since 1905.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Dow Chemical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Dow Chemical Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Uncertain Tax Positions — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has a complex legal structure involving numerous domestic and foreign locations with constantly changing tax laws, regulations, and legal interpretations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate if it is more likely than not, based on the technical merits, that the uncertain tax position will be sustained upon examination. The Company recognizes a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The Company establishes a liability for unrecognized tax benefits that do not meet this threshold. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. The Company’s liability for unrecognized tax benefits and related accrued interest and penalties as of December 31, 2025 was $509 million and $334 million, respectively.

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
–Identifying key judgments underlying the Company’s position and evaluating whether the conclusions are consistent with our interpretation of the relevant laws and regulations.
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

Goodwill – Consumer Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals Reporting Units — Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. When performing a quantitative test, the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA margin. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge.

Throughout 2025, the Company faced challenging market conditions from the broader macroeconomic downturn. Amid continued downturn in the chemical markets, the Company experienced decreased demand and margin compression resulting from lower prices. As a result of the ongoing macroeconomic conditions and announced restructuring actions, the Company identified potential indicators of goodwill impairment for the Consumer Solutions reporting unit (within the Performance Materials & Coatings segment) and Packaging and Specialty Plastics reporting unit (within the Packaging & Specialty Plastics segment). The Company performed interim impairment tests during the year for these reporting units. In each instance, the discounted cash flow analysis indicated that the fair value of the respective reporting units exceeded their carrying values. Therefore, no impairment charges were recorded during 2025 for these reporting units. Further, as of October 1, 2025, the Company’s annual testing date for the goodwill balance, the Company performed a quantitative test for the Polyurethanes & Construction Chemicals reporting unit (within the Industrial Intermediates & Infrastructure segment). Using a discounted cash flow model, management concluded fair value was below carrying value and recorded an impairment charge for the full amount of allocated goodwill for the reporting unit of $690 million in 2025 (limited to allocated goodwill).

Given the significant judgments made by management to estimate the fair value of the Consumer Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin for the Consumer Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals reporting units included the following, among others:

•We tested the effectiveness of internal controls over the goodwill impairment evaluation, including controls over the selection of the discount rates and over forecasts of future revenue growth rates, EBITDA, and EBITDA margin.
•We evaluated management’s determination and evaluation of triggering events.
•We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting units to those used by management in other annual forecasting activities.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
–Historical revenues and operating margins.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we performed a benchmarking exercise comparing management’s estimates and assumptions related to revenue growth, EBITDA and EBITDA margin for the reporting units to the revenue growth, EBITDA and EBITDA margins of a peer group of public companies.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 3, 2026

We have served as the Company's auditor since 1905.

Dow Inc. and Subsidiaries
Consolidated Statements of Income

(In millions, except per share amounts) For the years ended Dec 31,	2025	2024	2023
Net sales	$39,968	$42,964	$44,622
Cost of sales	37,435	38,358	39,742
Research and development expenses	752	810	829
Selling, general and administrative expenses	1,392	1,581	1,627
Amortization of intangibles	231	310	324
Restructuring, goodwill impairment and asset related charges - net	1,856	103	528
Equity in losses of nonconsolidated affiliates	(240)	(6)	(119)
Sundry income (expense) - net	140	415	(280)
Interest income	152	200	229
Interest expense and amortization of debt discount	865	811	746
Income (loss) before income taxes	(2,511)	1,600	656
Provision (credit) for income taxes	(67)	399	(4)
Net income (loss)	(2,444)	1,201	660
Net income attributable to noncontrolling interests	179	85	71
Net income (loss) available for Dow Inc. common stockholders	$(2,623)	$1,116	$589

Per common share data:
Earnings (loss) per common share - basic	$(3.70)	$1.57	$0.82
Earnings (loss) per common share - diluted	$(3.70)	$1.57	$0.82

Weighted-average common shares outstanding - basic	711.6	703.8	705.7
Weighted-average common shares outstanding - diluted	711.6	705.1	709.0
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2025	2024	2023
Net income (loss)	$(2,444)	$1,201	$660
Other comprehensive income (loss), net of tax
Unrealized gains on investments	70	10	—
Cumulative translation adjustments	203	(172)	43
Pension and other postretirement benefit plans	191	(234)	(609)
Derivative instruments	(14)	(33)	24
Total other comprehensive income (loss)	450	(429)	(542)
Comprehensive income (loss)	(1,994)	772	118
Comprehensive income attributable to noncontrolling interests, net of tax	179	85	71
Comprehensive income (loss) attributable to Dow Inc.	$(2,173)	$687	$47
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2025	2024
Assets
Current Assets
Cash and cash equivalents	$3,816	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $59; 2024: $95)	4,762	4,756
Other	1,876	2,108
Inventories	6,595	6,544
Other current assets	1,013	993
Total current assets (variable interest entities restricted - 2025: $228; 2024: $55)	18,062	16,590
Investments
Investment in nonconsolidated affiliates	1,264	1,266
Other investments (investments carried at fair value - 2025: $2,212; 2024: $2,047)	3,017	3,033
Noncurrent receivables	309	380
Total investments	4,590	4,679
Property
Property	65,863	62,121
Less: Accumulated depreciation	43,613	40,117
Net property (variable interest entities restricted - 2025: $2,385; 2024: $122)	22,250	22,004
Other Assets
Goodwill	7,978	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,727; 2024: $5,394)	1,486	1,721
Operating lease right-of-use assets	1,356	1,268
Deferred income tax assets	1,511	1,257
Deferred charges and other assets	1,305	1,228
Total other assets (variable interest entities restricted - 2025: $226; 2024: $15)	13,636	14,039
Total Assets	$58,538	$57,312
Liabilities and Equity
Current Liabilities
Notes payable	$90	$135
Long-term debt due within one year	222	497
Accounts payable:
Trade	4,151	4,847
Other	1,394	1,694
Operating lease liabilities - current	340	318
Income taxes payable	337	276
Accrued and other current liabilities	2,649	2,521
Total current liabilities (variable interest entities restricted - 2025: $438; 2024: $24)	9,183	10,288
Long-Term Debt (variable interest entities restricted - 2025: $190; 2024: $—)	17,849	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	364	392
Pension and other postretirement benefits - noncurrent	4,694	4,736
Asbestos-related liabilities - noncurrent	628	713
Operating lease liabilities - noncurrent	1,097	984
Other noncurrent obligations	7,201	6,637
Total other noncurrent liabilities (variable interest entities restricted - 2025: $364; 2024: $13)	13,984	13,462
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2025: 790,287,565 shares; 2024: 784,471,939 shares)	8	8
Additional paid-in capital	11,112	9,203
Retained earnings	16,781	20,909
Accumulated other comprehensive loss	(7,660)	(8,110)
Treasury stock at cost (2025: 73,065,152 shares; 2024: 80,859,145 shares)	(4,233)	(4,655)
Dow Inc.’s stockholders’ equity	16,008	17,355
Noncontrolling interests	1,514	496
Total equity	17,522	17,851
Total Liabilities and Equity	$58,538	$57,312
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2025	2024	2023
Operating Activities
Net income (loss)	$(2,444)	$1,201	$660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,834	2,894	2,611
Provision (credit) for deferred income tax	(341)	135	(1,222)
Earnings of nonconsolidated affiliates less than dividends received	439	348	387
Net periodic pension benefit cost (credit)	(95)	(210)	548
Pension contributions	(209)	(121)	(142)
Net gain on sales of assets, businesses and investments	(220)	(65)	(70)
Restructuring, goodwill impairment and asset related charges - net	1,856	103	528
Other net loss	440	239	796
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	73	(224)	1,161
Inventories	(52)	(529)	844
Accounts payable	(999)	278	(734)
Other assets and liabilities, net	(220)	(1,146)	(203)
Cash provided by operating activities - continuing operations	1,062	2,903	5,164
Cash provided by (used for) operating activities - discontinued operations	(30)	11	32
Cash provided by operating activities	1,032	2,914	5,196
Investing Activities
Capital expenditures	(2,479)	(2,940)	(2,356)
Proceeds from incentives related to capital expenditures	145	—	—
Cash flow hedging related to capital expenditures	(40)	—	—
Investment in gas field developments	(157)	(203)	(215)
Purchases of previously leased assets	—	—	(7)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	139	234	95
Acquisitions of property and businesses, net of cash acquired	—	(125)	(114)
Investments in and loans to nonconsolidated affiliates	(32)	(28)	(5)
Distributions and loan repayments from nonconsolidated affiliates	—	—	2
Proceeds from sales of ownership interests in nonconsolidated affiliates	125	—	63
Purchases of investments	(881)	(1,809)	(2,288)
Proceeds from sales and maturities of investments	1,022	2,536	1,958
Other investing activities, net	32	(33)	(61)
Cash used for investing activities	(2,126)	(2,368)	(2,928)
Financing Activities
Changes in short-term notes payable	(5)	(61)	(249)
Proceeds from issuance of short-term debt greater than three months	64	143	—
Payments on short-term debt greater than three months	(63)	(17)	—
Proceeds from issuance of long-term debt	2,778	1,467	104
Payments on long-term debt	(1,461)	(267)	(446)
Collections on securitization programs, net of remittances	(9)	(9)	18
Purchases of treasury stock	—	(494)	(625)
Proceeds from issuance of stock	85	166	188
Transaction financing, debt issuance and other costs	(137)	(14)	(2)
Employee taxes paid for share-based payment arrangements	(18)	(39)	(42)
Distributions to noncontrolling interests	(173)	(77)	(89)
Proceeds from sale of noncontrolling interests	2,943	—	—
Dividends paid to stockholders	(1,490)	(1,966)	(1,972)
Other financing activities, net	(6)	—	—
Cash provided by (used for) financing activities	2,508	(1,168)	(3,115)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	275	(163)	(45)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	1,689	(785)	(892)
Cash, cash equivalents and restricted cash at beginning of year	2,263	3,048	3,940
Cash, cash equivalents and restricted cash at end of year	$3,952	$2,263	$3,048
Less: Restricted cash and cash equivalents, included in "Other current assets"	136	74	61
Cash and cash equivalents at end of year	$3,816	$2,189	$2,987
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

(In millions, except per share amounts) For the years ended Dec 31,	2025	2024	2023
Common Stock
Balance at beginning and end of year	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of year	9,203	8,880	8,540
Common stock issued / sold	85	166	188
Stock-based compensation	367	370	276
Treasury stock issuances - compensation and benefit plans	(422)	(213)	(124)
Sale of membership interest in Diamond Infrastructure Solutions (Note 18)	1,879	—	—
Balance at end of year	11,112	9,203	8,880
Retained Earnings
Balance at beginning of year	20,909	21,774	23,180
Net income (loss) available for Dow Inc. common stockholders	(2,623)	1,116	589
Dividends to stockholders	(1,490)	(1,966)	(1,972)
Common control transaction	—	10	—
Other	(15)	(25)	(23)
Balance at end of year	16,781	20,909	21,774
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,110)	(7,681)	(7,139)
Other comprehensive income (loss)	450	(429)	(542)
Balance at end of year	(7,660)	(8,110)	(7,681)
Treasury Stock
Balance at beginning of year	(4,655)	(4,374)	(3,871)
Treasury stock purchases	—	(494)	(627)
Treasury stock issuances - compensation and benefit plans	422	213	124
Balance at end of year	(4,233)	(4,655)	(4,374)
Dow Inc.'s stockholders' equity	16,008	17,355	18,607
Noncontrolling Interests	1,514	496	501
Total Equity	$17,522	$17,851	$19,108

Dividends declared per share of common stock	$2.10	$2.80	$2.80
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

(In millions) For the years ended Dec 31,	2025	2024	2023
Net sales	$39,968	$42,964	$44,622
Cost of sales	37,431	38,346	39,738
Research and development expenses	752	810	829
Selling, general and administrative expenses	1,392	1,581	1,627
Amortization of intangibles	231	310	324
Restructuring, goodwill impairment and asset related charges - net	1,856	103	528
Equity in losses of nonconsolidated affiliates	(240)	(6)	(119)
Sundry income (expense) - net	157	404	(327)
Interest income	156	210	239
Interest expense and amortization of debt discount	865	811	746
Income (loss) before income taxes	(2,486)	1,611	623
Provision (credit) for income taxes	(67)	399	(4)
Net income (loss)	(2,419)	1,212	627
Net income attributable to noncontrolling interests	179	85	71
Net income (loss) available for The Dow Chemical Company common stockholder	$(2,598)	$1,127	$556
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(In millions) For the years ended Dec 31,	2025	2024	2023
Net income (loss)	$(2,419)	$1,212	$627
Other comprehensive income (loss), net of tax
Unrealized gains on investments	70	10	—
Cumulative translation adjustments	203	(172)	43
Pension and other postretirement benefit plans	191	(234)	(609)
Derivative instruments	(14)	(33)	24
Total other comprehensive income (loss)	450	(429)	(542)
Comprehensive income (loss)	(1,969)	783	85
Comprehensive income attributable to noncontrolling interests, net of tax	179	85	71
Comprehensive income (loss) attributable to The Dow Chemical Company	$(2,148)	$698	$14
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

(In millions, except share amounts) At Dec 31,	2025	2024
Assets
Current Assets
Cash and cash equivalents	$3,816	$2,189
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2025: $59; 2024: $95)	4,762	4,756
Other	1,880	2,116
Inventories	6,595	6,544
Other current assets	974	960
Total current assets (variable interest entities restricted - 2025: $228; 2024: $55)	18,027	16,565
Investments
Investment in nonconsolidated affiliates	1,264	1,266
Other investments (investments carried at fair value - 2025: $2,212; 2024: $2,047)	3,017	3,033
Noncurrent receivables	303	374
Total investments	4,584	4,673
Property
Property	65,863	62,121
Less: Accumulated depreciation	43,613	40,117
Net property (variable interest entities restricted - 2025: $2,385; 2024: $122)	22,250	22,004
Other Assets
Goodwill	7,978	8,565
Other intangible assets (net of accumulated amortization - 2025: $5,727; 2024: $5,394)	1,486	1,721
Operating lease right-of-use assets	1,356	1,268
Deferred income tax assets	1,511	1,257
Deferred charges and other assets	1,305	1,228
Total other assets (variable interest entities restricted - 2025: $226; 2024: $15)	13,636	14,039
Total Assets	$58,497	$57,281
Liabilities and Equity
Current Liabilities
Notes payable	$90	$135
Long-term debt due within one year	222	497
Accounts payable:
Trade	4,151	4,847
Other	1,394	1,732
Operating lease liabilities - current	340	318
Income taxes payable	337	276
Accrued and other current liabilities	2,542	2,405
Total current liabilities (variable interest entities restricted - 2025: $438; 2024: $24)	9,076	10,210
Long-Term Debt (variable interest entities restricted - 2025: $190; 2024: $—)	17,849	15,711
Other Noncurrent Liabilities
Deferred income tax liabilities	364	392
Pension and other postretirement benefits - noncurrent	4,694	4,736
Asbestos-related liabilities - noncurrent	628	713
Operating lease liabilities - noncurrent	1,097	984
Other noncurrent obligations	7,063	6,503
Total other noncurrent liabilities (variable interest entities restricted - 2025: $364; 2024: $13)	13,846	13,328
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	11,957	9,626
Retained earnings	11,915	16,020
Accumulated other comprehensive loss	(7,660)	(8,110)
The Dow Chemical Company’s stockholder's equity	16,212	17,536
Noncontrolling interests	1,514	496
Total equity	17,726	18,032
Total Liabilities and Equity	$58,497	$57,281
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

(In millions) For the years ended Dec 31,	2025	2024	2023
Operating Activities
Net income (loss)	$(2,419)	$1,212	$627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,834	2,894	2,611
Provision (credit) for deferred income tax	(341)	135	(1,222)
Earnings of nonconsolidated affiliates less than dividends received	439	348	387
Net periodic pension benefit cost (credit)	(95)	(210)	548
Pension contributions	(209)	(121)	(142)
Net gain on sales of assets, businesses and investments	(220)	(65)	(70)
Restructuring, goodwill impairment and asset related charges - net	1,856	103	528
Other net loss	442	252	797
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	73	(224)	1,161
Inventories	(52)	(529)	844
Accounts payable	(999)	278	(734)
Other assets and liabilities, net	(264)	(1,134)	(226)
Cash provided by operating activities	1,045	2,939	5,109
Investing Activities
Capital expenditures	(2,479)	(2,940)	(2,356)
Proceeds from incentives related to capital expenditures	145	—	—
Cash flow hedging related to capital expenditures	(40)	—	—
Investment in gas field developments	(157)	(203)	(215)
Purchases of previously leased assets	—	—	(7)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	139	234	95
Acquisitions of property and businesses, net of cash acquired	—	(125)	(114)
Investments in and loans to nonconsolidated affiliates	(32)	(28)	(5)
Distributions and loan repayments from nonconsolidated affiliates	—	—	2
Proceeds from sales of ownership interests in nonconsolidated affiliates	125	—	63
Purchases of investments	(881)	(1,809)	(2,288)
Proceeds from sales and maturities of investments	1,022	2,536	1,958
Other investing activities, net	32	(33)	(61)
Cash used for investing activities	(2,126)	(2,368)	(2,928)
Financing Activities
Changes in short-term notes payable	(5)	(61)	(249)
Proceeds from issuance of short-term debt greater than three months	64	143	—
Payments on short-term debt greater than three months	(63)	(17)	—
Proceeds from issuance of long-term debt	2,778	1,467	104
Payments on long-term debt	(1,461)	(267)	(446)
Collections on securitization programs, net of remittances	(9)	(9)	18
Proceeds from issuance of stock	85	166	188
Transaction financing, debt issuance and other costs	(137)	(14)	(2)
Employee taxes paid for share-based payment arrangements	(18)	(39)	(42)
Distributions to noncontrolling interests	(173)	(77)	(89)
Proceeds from sale of noncontrolling interests	2,943	—	—
Dividends paid to Dow Inc.	(1,503)	(2,485)	(2,510)
Other financing activities, net	(6)	—	—
Cash provided by (used for) financing activities	2,495	(1,193)	(3,028)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	275	(163)	(45)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	1,689	(785)	(892)
Cash, cash equivalents and restricted cash at beginning of year	2,263	3,048	3,940
Cash, cash equivalents and restricted cash at end of year	$3,952	$2,263	$3,048
Less: Restricted cash and cash equivalents, included in "Other current assets"	136	74	61
Cash and cash equivalents at end of year	$3,816	$2,189	$2,987
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

(In millions, except per share amounts) For the years ended Dec 31,	2025	2024	2023
Common Stock
Balance at beginning and end of year	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of year	9,626	9,091	8,627
Issuance of parent company stock - Dow Inc.	85	166	188
Stock-based compensation	367	370	276
Sale of membership interest in Diamond Infrastructure Solutions (Note 18)	1,879	—	—
Other	—	(1)	—
Balance at end of year	11,957	9,626	9,091
Retained Earnings
Balance at beginning of year	16,020	17,495	19,472
Net income (loss) available for The Dow Chemical Company's common stockholder	(2,598)	1,127	556
Dividends to Dow Inc.	(1,491)	(2,578)	(2,510)
Other	(16)	(24)	(23)
Balance at end of year	11,915	16,020	17,495
Accumulated Other Comprehensive Loss
Balance at beginning of year	(8,110)	(7,681)	(7,139)
Other comprehensive income (loss)	450	(429)	(542)
Balance at end of year	(7,660)	(8,110)	(7,681)
The Dow Chemical Company's stockholder's equity	16,212	17,536	18,905
Noncontrolling Interests	1,514	496	501
Total Equity	$17,726	$18,032	$19,406
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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S. Gulf Coast and became a consolidated variable interest entity on May 1, 2025. See Notes 18 and 23 for additional information about Diamond Infrastructure Solutions.

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

The Company routinely utilizes exchange, swap and tolling arrangements with other companies for raw materials and finished goods to increase sourcing options, shorten delivery times and reduce freight and other transportation costs. These transactions are treated as nonmonetary exchanges and are valued at cost.

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

Finite-lived intangible assets, such as developed technology, customer-related assets, trademarks, tradenames and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 3 to 20 years.

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

Government Assistance
The Company receives grants, subsidies and incentives (collectively "incentives") from governments in various jurisdictions in support of its operations and capital projects. The incentives are recorded when it is probable that the Company will comply with the terms and conditions attached to the incentives and that the incentives will be received. Incentives are recognized on a systematic basis over the periods in which the related cost or expenditures occur and are included in the Company's financial statements as reductions of "Cost of sales" or "Research and development expenses" in the Company’s consolidated statements of income. Incentives related to capital expenditures are recorded in the consolidated balance sheets as a reduction of “Property” when the incentives have met the criteria described above and the Company incurs the related costs. See Note 6 for additional information.

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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the fourth quarter of 2025, the Company prospectively adopted the annual disclosure requirements of Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU require a public business entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public business entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. See Notes 6 and 7 for applicable income tax-related disclosures required by this guidance.

Accounting Guidance Issued But Not Adopted at December 31, 2025
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Company does not expect it will have a material impact on its financial condition or results of operations.

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

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which is intended to establish authoritative guidance on the accounting for government grants received by business entities and reduce diversity in practice. The amendments establish the timing and methods of recognition of both (1) a grant related to an asset and (2) a grant related to income. The amendments also require certain disclosures including the nature of the grant received, the accounting policies used to account for the grant, and significant terms and conditions for the grant. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a modified prospective, modified retrospective or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 3 – REVENUE
The majority of the Company's revenue is derived from product sales. In 2025, 97 percent of the Company's revenue related to product sales (98 percent in 2024 and 2023). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies.

Disaggregation of Revenue
Dow disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	2025	2024	2023
In millions
Hydrocarbons & Energy	$5,376	$5,759	$6,566
Packaging and Specialty Plastics	14,594	16,017	16,583
Packaging & Specialty Plastics	$19,970	$21,776	$23,149
Industrial Solutions	$4,036	$4,179	$4,207
Polyurethanes & Construction Chemicals	7,110	7,675	8,316
Others	17	15	15
Industrial Intermediates & Infrastructure	$11,163	$11,869	$12,538
Coatings & Performance Monomers	$3,215	$3,492	$3,337
Consumer Solutions	4,919	5,082	5,160
Performance Materials & Coatings	$8,134	$8,574	$8,497
Corporate	$701	$745	$438
Total	$39,968	$42,964	$44,622

Net Trade Sales by Geographic Region	2025	2024	2023
In millions
U.S. & Canada	$15,806	$16,423	$16,640
EMEAI [1]	12,589	13,958	14,537
Asia Pacific	7,219	7,707	8,266
Latin America	4,354	4,876	5,179
Total	$39,968	$42,964	$44,622
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

Patents, Trademarks and Licenses
The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the majority of the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements. The Company estimates the amount of sales-based royalties it expects to be entitled to based on historical sales to the customer. For the revenue related to licensing arrangements, payments are typically received from the Company's licensees based on billing schedules established in each contract. Revenue is recognized when the performance obligation is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At December 31, 2025, the Company had unfulfilled performance obligations of $617 million ($759 million at December 31, 2024) related to the licensing of technology and expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Revenue recognized in 2025 from amounts included in contract liabilities at the beginning of the period was approximately $235 million (approximately $190 million in 2024 and $315 million in 2023). In 2025 and 2024, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets in 2025 (no impairment charges in 2024 and 2023).

The following table summarizes contract assets and liabilities at December 31, 2025 and 2024:

Contract Assets and Liabilities at Dec 31	Balance Sheet Classification	2025	2024
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$4,762	$4,756
Contract assets - noncurrent	Deferred charges and other assets	$—	$2
Contract liabilities - current	Accrued and other current liabilities	$221	$244
Contract liabilities - noncurrent [1]	Other noncurrent obligations	$1,727	$1,480
1.The increase from December 31, 2024 to December 31, 2025 was primarily due to advance payments on long-term supply agreements.

NOTE 4 – ACQUISITIONS AND DIVESTITURES
Acquisition of North American Polyethylene Recycler
On August 1, 2024, the Company acquired Circulus Holdings, LLC, a U.S. mechanical recycling company that converts plastic waste into post-consumer resin, for a cash purchase of approximately $130 million. The acquisition included two facilities in the United States with a total recycling capacity of 50,000 metric tons per year and supports Dow's efforts to transform plastic waste and other forms of alternative feedstocks into 3 million metric tons of circular and renewable solutions annually by 2030. The assets acquired and liabilities assumed as part of the acquisition were recorded at their estimated fair value as of the acquisition date and consisted primarily of property of $74 million and intangible assets, primarily technology and know-how, of $22 million, with the excess of purchase price over the fair value of net assets acquired of $37 million allocated to goodwill.

Divestiture of the Flexible Packaging Laminating Adhesives Business
On December 2, 2024, the Company sold its flexible packaging laminating adhesives business to Arkema S.A. for cash proceeds of $115 million, net of working capital adjustments, costs to sell and other transaction expenses and subject to customary post-closing adjustments. The divestiture included five manufacturing sites in the United States, Italy and Mexico as well as the associated inventory, customer contracts and lists, process technology and certain intellectual property. Divested assets included inventory of $51 million, property with a net book value of $51 million, and goodwill of $16 million. The Company recognized a pretax gain of $1 million, included in "Sundry income (expense) - net" in the consolidated statements of income. Prior to the sale, the Company recognized impairment charges related to write-downs of certain manufacturing assets included in this divestiture. See Notes 5 and 22 for additional information.

Divestiture of Soil Fumigation Product Line
On May 1, 2025, the Company sold its TeloneTM soil fumigation product line and certain related assets to TriCal Soil Solutions, Inc. ("TriCal"), a distributor and applicator of soil fumigation products, for cash proceeds of $121 million, net of costs to sell and other transaction expenses and subject to customary post-closing adjustments. Under the sale and purchase agreement, Dow retained ownership of the related production assets, which are leased to TriCal as part of a toll manufacturing arrangement that directs the Company to manufacture and deliver certain products to TriCal. These asset leases are classified as operating leases. Dow and TriCal also entered into a site services agreement related to certain services the Company will provide to TriCal at its site in Stade, Germany. Divested assets included property with a net book value of $5 million and goodwill of $10 million. The Company recognized a pretax gain of $103 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

Divestiture of Investment in DowAksa
On August 8, 2025, the Company sold its ownership interest in DowAksa Advanced Composites Holdings BV ("DowAksa"), a nonconsolidated affiliate, to its joint venture partner, Aksa Akrilik Kimya Sanayii A.Ş., for cash proceeds of $121 million, net of costs to sell and other transaction expenses and subject to customary post-closing adjustments. The Company's investment balance in DowAksa was $11 million and the Company recognized a pretax gain of $110 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

The Company evaluated the divestitures of its flexible packaging laminating adhesives business, its soil fumigation product line and its investment in DowAksa and determined they did not represent strategic shifts that had a major effect on the Company’s operations and financial results and did not qualify as individually significant components of the Company. As a result, the divestitures were not reported as discontinued operations.

NOTE 5 – RESTRUCTURING, GOODWILL IMPAIRMENT AND ASSET RELATED CHARGES - NET
The "Restructuring, goodwill impairment and asset related charges - net" line in the consolidated statements of income is used to record charges for restructuring programs, goodwill impairments and other asset related charges.

Restructuring Programs
2025 Restructuring Program
On January 27, 2025, the Dow Inc. Board of Directors ("Board") approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. The actions include a workforce reduction of approximately 1,500 roles. As a result of these actions, in the first quarter of 2025, the Company recorded pretax charges of $207 million for severance and related benefits costs. In the fourth quarter of 2025, the Company recorded additional pretax charges of $28 million for severance and related benefits costs. The impact of these charges is included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income, related to Corporate. These actions are expected to be substantially complete by the end of 2026.

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. As a result of these actions, in the second quarter of 2025, the Company recorded pretax restructuring charges of $591 million, consisting of severance and related benefit costs of $154 million, asset write-downs and write-offs of $334 million and costs associated with exit and disposal activities of $103 million. In the third quarter of 2025, the Company recorded additional pretax restructuring charges of $23 million, consisting of asset write-downs and write-offs of $8 million and costs associated with exit and disposal activities of $15 million. In the fourth quarter of 2025, the Company recorded additional pretax restructuring charges of $13 million, consisting of asset write-down and write-offs of $7 million and costs associated with exit and disposal activities of $6 million. The impact of these charges is included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income. See Note 22 for additional information on nonrecurring fair value measurements. The following table summarizes the activities related to the 2025 Restructuring Program, including segment information:

2025 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$88	$77	$165
Industrial Intermediates & Infrastructure	—	64	31	95
Performance Materials & Coatings	—	150	—	150
Corporate	389	47	16	452
Total restructuring charges	$389	$349	$124	$862
Charges against the reserve [1]	—	(349)	(124)	(473)
Cash payments	(126)	—	—	(126)
Reserve balance at Dec 31, 2025	$263	$—	$—	$263
1.Costs associated with exit and disposal activities relate to asset retirement obligations and pension benefit settlement costs.

At December 31, 2025, $123 million of the restructuring reserve balance was included in "Accrued and other current liabilities" and $140 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $862 million inception-to-date under the 2025 Restructuring Program, consisting of severance and related benefit costs of $389 million, asset write-downs and write-offs of $349 million, and costs associated with exit and disposal activities of $124 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions and costs associated with the Company's restructuring actions, are expected to result in additional cash expenditures of approximately $200 million. Restructuring implementation costs totaled $53 million in 2025.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2025 Restructuring Program included charges for severance and related benefit costs of $389 million. At December 31, 2025, $126 million in severance payments had been made.

Asset Write-downs and Write-offs
The 2025 Restructuring Program included charges related to the write-down and write-off of assets totaling $349 million. Details regarding the asset write-downs and write-offs are as follows:

•Packaging & Specialty Plastics recorded a charge to rationalize its global asset footprint by shutting down an ethylene facility in Böhlen, Germany, by the end of 2027.
•Industrial Intermediates & Infrastructure recorded a charge to primarily rationalize its global asset footprint by shutting down certain chlor-alkali and vinyl assets in Schkopau, Germany, by the end of 2027.
•Performance Materials & Coatings recorded a charge to primarily rationalize its global asset footprint by shutting down a basics siloxanes plant in Barry, United Kingdom, by mid-year 2026.
•Corporate recorded charges related to the write-down of certain Company owned and leased non-manufacturing facilities and other assets.

Costs Associated with Exit and Disposal Activities
In 2025, the Company accrued additional asset retirement obligations of $105 million and wrote off related deferred asset charges associated with the asset shutdowns noted above, resulting in total restructuring charges of $108 million. See Note 15 for additional information related to the Company’s asset retirement obligations.

The 2025 Restructuring Program also included pretax charges of $16 million for net pension benefit settlement costs related to participants of a pension plan in Europe that were impacted by the restructuring program.

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

In the first quarter of 2024, the Company recorded additional pretax restructuring charges of $8 million for asset write-downs and write-offs related to the shutdown of certain polyurethanes assets within the Industrial Intermediates & Infrastructure segment. In the third quarter of 2024, the Company recorded additional pretax restructuring charges of $7 million for asset write-downs and write-offs related to the shutdown of certain silicones assets within the Performance Materials & Coatings segment. The facilities impacted by both of these charges were shutdown by the end of 2025. Additionally, the Company recorded a pretax restructuring charge of $16 million for severance and related benefit costs and a pretax restructuring charge of $1 million for additional asset write-downs and write-offs, related to Corporate. In the fourth quarter of 2024, the Company recorded a pretax restructuring charge of $25 million for severance and related benefit costs and a pretax restructuring charge of $9 million for costs associated with exit and disposal activities, related to Corporate.

In the first quarter of 2025, the Company recorded an additional pretax restructuring charge of $5 million for asset write-downs and write-offs and an asset related credit adjustment of $4 million, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income, related to Industrial Intermediates & Infrastructure. See Note 22 for additional information on nonrecurring fair value measurements.

Restructuring implementation and efficiency costs totaled $50 million in 2025 ($230 million in 2024). Actions related to the 2023 Restructuring Program were complete at the end of the second quarter of 2025.

The following table summarizes the activities related to the 2023 Restructuring Program, including segment information:

2023 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Packaging & Specialty Plastics	$—	$1	$—	$1
Industrial Intermediates & Infrastructure	—	50	—	50
Performance Materials & Coatings	—	49	—	49
Corporate	344	91	—	435
Total restructuring charges	$344	$191	$—	$535
Charges against the reserve	—	(191)	—	(191)
Cash payments	(222)	—	—	(222)
Reserve balance at Dec 31, 2023	$122	$—	$—	$122
Industrial Intermediates & Infrastructure	—	8	—	8
Performance Materials & Coatings	—	7	—	7
Corporate	41	1	9	51
Total restructuring charges	$41	$16	$9	$66
Charges against the reserve [1]	—	(16)	(9)	(25)
Cash payments	(103)	—	—	(103)
Reserve balance at Dec 31, 2024 [2]	$60	$—	$—	$60
Industrial Intermediates & Infrastructure	$—	$1	$—	$1
Total restructuring charges	$—	$1	$—	$1
Charges against the reserve	—	(1)	—	(1)
Cash payments	(60)	—	—	(60)
Reserve balance at Dec 31, 2025	$—	$—	$—	$—
1.Costs associated with exit and disposal activities relate to pension benefit settlement costs.
2.The reserve balance at December 31, 2024 was included in "Accrued and other current liabilities" in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $602 million inception-to-date under the 2023 Restructuring Program, consisting of severance and related benefit costs of $385 million, asset write-downs and write-offs of $208 million, and costs associated with exit and disposal activities of $9 million.

Severance and Related Benefit Costs
Severance benefits are provided to employees primarily under Dow's ongoing benefit arrangements and are accrued against the Corporate segment once management commits to a plan of termination. The 2023 Restructuring Program included charges for severance and related benefit costs of $385 million for a global workforce reduction of approximately 2,000 employees. The majority of separations occurred by the end of the second quarter of 2023, the remaining occurred primarily through the first quarter of 2025.

Asset Write-downs and Write-offs
The 2023 Restructuring Program included charges related to the write-down and write-off of assets totaling $208 million. Details regarding the asset write-downs and write-offs are as follows:

•Industrial Intermediates & Infrastructure recorded charges related to the shutdown of certain polyurethanes assets and the write-off of other assets. These facilities were shut down by the end of 2025.
•Performance Materials & Coatings recorded charges to rationalize its asset footprint by shutting down certain coatings assets. These facilities were shut down by the end of 2025.
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

2025 Goodwill Impairment
Upon completion of the annual goodwill impairment testing in the fourth quarter of 2025, the Company determined the fair value of the Polyurethanes & Construction Chemicals reporting unit was lower than its carrying amount. As a result, the Company recorded an impairment charge of $690 million, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income, related to Industrial Intermediates & Infrastructure. See Notes 12 and 22 for additional information.

Asset Related Charges
In 2025, the Company recognized a $303 million pretax impairment charge related to assets used for chlor-alkali, propylene oxide and brine production in Latin America. Due to challenging economic conditions in the region, the Company performed a held-and-used impairment analysis and the assets were written down to their fair value. The impairment charge is included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income, related to Industrial Intermediates & Infrastructure ($232 million) and Packaging & Specialty Plastics ($71 million). See Note 22 for additional information.

In 2024, the Company recognized pretax impairment charges of $37 million primarily related to write-downs of certain manufacturing assets in the United States and Italy included in the Company's divestiture of its flexible packaging laminating adhesives business. The impairment charges were included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. See Notes 4 and 22 for additional information.

In 2023, the Company recorded pretax asset related credits of $7 million in Corporate related to a prior restructuring program.

Subsequent Event
On January 26, 2026, the Board approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company’s operating model, reducing its cost structure and delivering faster growth. The Company will record charges in 2026 and 2027 for costs associated with Transform to Outperform, including a workforce reduction of 4,500 roles. In total, severance and related benefit costs are expected to be in the range of $600 million to $800 million and have future cash payments to be paid out primarily over the next two years. In addition, the Company will incur costs to implement the workforce reduction, which will be expensed as incurred and range from $70 million to $90 million.

NOTE 6 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	2025	2024	2023
In millions
Non-operating pension and other postretirement benefit plan net (costs) credits [1]	$(177)	$264	$(264)
Foreign exchange gains (losses) [2]	39	(45)	(340)
Gain on sales of other assets and investments [3]	10	60	80
Gain on divestiture of ownership interest in DowAksa [4]	110	—	—
Gain on divestiture of soil fumigation product line [4]	103	—	—
Gain (loss) on early extinguishment of debt [5]	(78)	5	5
Indemnification and other transaction related costs [6]	(20)	13	26
Asset impairments and related costs [7]	—	18	(18)
Gain related to Nova legal matter [8]	—	—	106
Unrealized gain on equity investment in a privately held entity [9]	33	—	—
Other - net	120	100	125
Total sundry income (expense) – net	$140	$415	$(280)
1.The year ended December 31, 2025 includes pretax pension settlement charges of $323 million related to the termination of certain benefit plans. The year ended December 31, 2023, includes pretax pension settlement charges of $642 million related to the transfer of certain plan benefit obligations to insurance companies. See Note 19 for additional information about the Company's pension and other postretirement plans, including pension settlement charges.
2.Foreign exchange gains in 2025 relate primarily to the euro, partially offset by losses in exposures to the Argentine peso, while losses in 2024 relate primarily to exposures in the Argentine peso and Egyptian pound, and 2023 relate primarily to exposures in the Argentine peso. In addition, 2023 includes a loss of $109 million related to the devaluation of the Argentine peso by the Argentina government in December 2023.
3.The year ended December 31, 2024, includes a gain of $25 million associated with a warehouse sale. The year ended December 31, 2023, includes gains associated with the sale of shares of a previously impaired equity method investment.
4.See Note 4 for additional information.
5.See Note 14 for additional information.
6.Primarily related to charges and credits associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution.
7.The year ended December 31, 2024 and 2023, includes certain obligations and subsequent reversals associated with a previously impaired equity method investment.
8.See Note 15 for additional information.
9.See Notes 21 and 22 for additional information.

Sundry income (expense) - net for TDCC for the years ended December 31, 2025, 2024 and 2023, is substantially the same as that of Dow Inc., with the primary difference related to indemnification and other transaction related costs recorded on Dow Inc. Therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies ("COLI"), which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Dec 31, 2025	Dec 31, 2024
In millions
Gross cash value	$543	$558
Less: Existing drawdowns [1]	197	—
Less: Accrued interest on drawdowns [2]	2	—
Investments in company-owned life insurance [3]	$344	$558
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At December 31, 2025, the Company had $197 million outstanding monetization of its existing COLI policies' surrender value (zero at December 31, 2024).

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At December 31, 2025, outstanding obligations confirmed as valid under the SCF program were $239 million ($291 million at December 31, 2024), included in “Accounts payable – Trade” in the consolidated balance sheets.

The following table summarizes the activity of the SCF program for the years ended December 31, 2025 and 2024:

Supplier Finance Program Activity	2025	2024
In millions
Confirmed obligations outstanding at Jan 1	$291	$285
Invoices confirmed to financial intermediary	1,211	1,313
Confirmed invoices paid to financial intermediary	(1,263)	(1,307)
Confirmed obligations outstanding at Dec 31	$239	$291

Government Assistance
The following table summarizes the government incentives recorded in the years ended December 31, 2025, 2024 and 2023:

Government Incentives	2025	2024	2023
In millions
Capital expenditures associated with Path2Zero	$142	$—	$—
Energy cost incentives	$282	$272	$183
U.S. energy asset construction	$—	$56	$—

The incentives related to capital expenditures associated with the construction of the Company’s Fort Saskatchewan Path2Zero project are subject to clawback if the Company does not meet certain obligations, which include the completion of the project by the target completion date, continued operation of the facility through a specified duration period as well as other certain benefit commitments, including employment levels and emissions reductions. These incentives are recorded as a reduction to construction in progress and reflected in “Property” in the consolidated balance sheets and will lower depreciation expense over the useful lives of the related energy assets through a reduction to “Cost of sales” in the consolidated statements of income.

The incentives related to the cost of energy used in the Company’s production processes, from various governments, are typically based on level of energy consumption and are recorded as a reduction to "Cost of sales" in the consolidated statements of income and as "Accounts and notes receivable - Other" until received or as a reduction to "Accounts payable - Trade" in the consolidated balance sheets.

The incentives received for the construction of certain energy assets in the United States in 2024 are recorded as a reduction of “Property” in the consolidated balance sheets and will lower depreciation expense over the useful lives of the related energy assets through a reduction to “Cost of sales” in the consolidated statements of income.

Other forms of government assistance received by the Company in 2025, 2024 and 2023 were not material.

Supplemental Cash Flow Information
Required supplementary cash flow information is presented in the following tables:

Supplemental Cash Flow Information	2025	2024	2023
In millions
Cash paid for:
Interest	$948	$887	$800
Income taxes, net of refunds	$256	$827	$735

Supplemental Cash Flow Information - Cash Paid for Income Taxes - Disaggregated [1]	2025
In millions
Cash paid (received) for income taxes, net of refunds
Federal	$13
State and local
Other state and local jurisdictions	$(11)
Foreign
China	$75
Denmark	(38)
Germany	72
India	36
Japan	47
Mexico	35
The Netherlands	52
Switzerland	(135)
Thailand	21
Other foreign jurisdictions	89
Total foreign	$254
Total cash paid for income taxes, net of refunds	$256
1.Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.

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

Geographic Allocation of Income and Provision (Credit) for Income Taxes
In millions	2025	2024	2023
Income (loss) before income taxes
Domestic	$(1,814)	$492	$(602)
Foreign	(697)	1,108	1,258
Income (loss) before income taxes	$(2,511)	$1,600	$656
Current tax expense (benefit)
Federal	$(132)	$(137)	$249
State and local	5	12	18
Foreign	401	389	951
Total current tax expense	$274	$264	$1,218
Deferred tax expense (benefit)
Federal	$(484)	$218	$(445)
State and local	(7)	51	3
Foreign	150	(134)	(780)
Total deferred tax expense (benefit)	$(341)	$135	$(1,222)
Provision (credit) for income taxes	$(67)	$399	$(4)
Net income (loss)	$(2,444)	$1,201	$660

Reconciliation to U.S. Statutory Rate [1]	2025
Amounts in millions	Amount	Percent
U.S. federal statutory tax rate	$(527)	21.0%
State and local income taxes, net of federal income tax effect	9	(0.3)
Foreign tax effects
Argentina
Foreign currency related items	47	(1.9)
Other	(5)	0.2
Brazil
Changes in valuation allowances	107	(4.3)
Statutory tax rate difference	(47)	1.9
Other	25	(1.0)
China	27	(1.1)
Germany	31	(1.2)
The Netherlands
Foreign currency related items	(34)	1.4
Other	2	(0.1)
Singapore
Changes in valuation allowances	117	(4.7)
Other	8	(0.3)
Switzerland
Changes in valuation allowances	95	(3.8)
Statutory tax rate difference	44	(1.8)
Nondeductible interest expense	36	(1.4)
Other	36	(1.4)
Other foreign jurisdictions	122	(4.9)
Equity losses	53	(2.1)
Effect of cross-border tax laws	60	(2.4)
Tax credits
General business credits	(26)	1.0
Foreign tax credits [2]	(294)	11.7
Changes in valuation allowances	37	(1.5)
Nontaxable or nondeductible items
Goodwill impairment	81	(3.2)
Other	2	(0.1)
Changes in unrecognized tax benefits	108	(4.3)
Other adjustments
Sale of membership interests in Diamond Infrastructure Solutions	(112)	4.5
Other	(69)	2.8
Effective tax rate	$(67)	2.7%
1.Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.
2.Primarily related to a tax credit stemming from the U.S. Tax Court's decision in Varian Medical Systems Inc. v. Commissioner.

Reconciliation to U.S. Statutory Rate [1]	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
Equity earnings effect	—	4.2
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	4.6	8.3
U.S. tax effect of foreign earnings and dividends	3.9	(13.0)
Unrecognized tax benefits	(10.2)	33.1
Changes in valuation allowances	(4.4)	18.8
Federal tax accrual adjustment	(1.0)	(21.2)
State and local income taxes	5.4	3.0
Change in tax basis in foreign assets [2]	8.3	(54.9)
Foreign permanent items	(5.7)	(1.1)
Other - net	3.0	1.2
Effective tax rate	24.9%	(0.6)%
1.As presented prior to adoption of ASU 2023-09, which was adopted prospectively in 2025.
2.The 2023 impact primarily represents the initial recognition of tax basis in intangible assets in foreign jurisdictions and the related valuation allowance.

Deferred Tax Balances at Dec 31	2025		2024
In millions	Assets	Liabilities	Assets	Liabilities
Property	$281	$2,485	$178	$2,550
Tax loss and credit carryforwards	1,653	—	1,732	—
Postretirement benefit obligations	880	215	949	187
Other accruals and reserves	1,997	382	1,881	572
Intangibles	2,207	225	1,972	261
Inventory	141	103	137	227
Investments	145	234	102	31
Other – net	627	91	586	96
Subtotal	$7,931	$3,735	$7,537	$3,924
Valuation allowances	(3,049)	—	(2,748)	—
Total	$4,882	$3,735	$4,789	$3,924

Operating Loss and Tax Credit Carryforwards at Dec 31	2025	2024
In millions	Assets	Assets
Operating loss carryforwards
Expire within 5 years	$268	$390
Expire after 5 years or indefinite expiration	777	567
Total operating loss carryforwards	$1,045	$957
Tax credit carryforwards
Expire within 5 years	$118	$121
Expire after 5 years or indefinite expiration	362	244
Total tax credit carryforwards	$480	$365
Capital loss carryforwards
Expire within 5 years	$128	$410
Total tax loss and tax credit carryforwards	$1,653	$1,732

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $5,319 million at December 31, 2025 and $7,125 million at December 31, 2024. Undistributed earnings are subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed earnings.

The following table provides a reconciliation of the Company's unrecognized tax benefits:

Total Gross Unrecognized Tax Benefits
In millions	2025	2024	2023
Total unrecognized tax benefits at Jan 1	$422	$513	$520
Decreases related to positions taken on items from prior years	(21)	(3)	(58)
Increases related to positions taken on items from prior years	4	—	89
Increases related to positions taken in the current year	132	47	77
Settlement of uncertain tax positions with tax authorities	(24)	(118)	(109)
Decreases due to expiration of statutes of limitations	(7)	(12)	(11)
Foreign exchange loss (gain)	3	(5)	5
Total unrecognized tax benefits at Dec 31	$509	$422	$513
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$509	$422	$513
Total amount of interest and penalties expense (benefit) recognized in "Provision (credit) for income taxes"	$13	$(234)	$126
Total accrual for interest and penalties recognized in the consolidated balance sheets	$334	$327	$561

The Company files tax returns in multiple jurisdictions. These returns are subject to examination and possible challenge by the tax authorities. Open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The ultimate resolution of such uncertainties is not expected to have a material impact on the Company's results of operations. The earliest open tax years are 2004 for state income taxes and 2007 for federal income taxes in the United States and 2010 for taxes in foreign jurisdictions.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Act has not materially impacted the Company's effective tax rate.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations of Dow Inc. for the years ended December 31, 2025, 2024 and 2023. In accordance with the accounting guidance for earnings per share, earnings (loss) per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	2025	2024	2023
In millions
Net income (loss)	$(2,444)	$1,201	$660
Net income attributable to noncontrolling interests	179	85	71
Net income attributable to participating securities [1]	11	12	11
Net income (loss) attributable to common stockholders	$(2,634)	$1,104	$578
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings (Loss) Per Share - Basic and Diluted	2025	2024	2023
Dollars per share
Earnings (loss) per common share - basic	$(3.70)	$1.57	$0.82
Earnings (loss) per common share - diluted	$(3.70)	$1.57	$0.82

Share Count Information	2025	2024	2023
Shares in millions
Weighted-average common shares outstanding - basic	711.6	703.8	705.7
Plus dilutive effect of equity compensation plans [1]	—	1.3	3.3
Weighted-average common shares outstanding - diluted	711.6	705.1	709.0
Stock options and restricted stock units excluded from EPS calculations [2]	23.6	10.8	9.6
1.The year ended December 31, 2025 reflected a net loss and, as such, the basic share count was used for purposes of calculating earnings (loss) per share on a diluted basis.
2.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories at Dec 31
In millions	2025	2024
Finished goods	$3,737	$3,773
Work in process	1,239	1,323
Raw materials	826	822
Supplies	1,181	1,039
Total	$6,983	$6,957
Adjustment of inventories to the LIFO basis	(388)	(413)
Total inventories	$6,595	$6,544

At December 31, 2025, approximately 28 percent, 59 percent and 13 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively. At December 31, 2024, approximately 29 percent, 59 percent and 12 percent of the Company's inventories were accounted for under the LIFO, FIFO and average cost methods, respectively.

NOTE 10 – PROPERTY
The following table provides a breakdown of property:

Property at Dec 31	Estimated Useful Lives (Years)	2025	2024
In millions
Land and land improvements	0-25	$2,441	$2,255
Buildings	5-50	5,533	5,145
Machinery and equipment	3-25	47,083	44,047
Other property	3-50	7,892	7,243
Construction in progress	—	2,914	3,431
Total property		$65,863	$62,121

In millions	2025	2024	2023
Depreciation expense	$2,122	$1,992	$1,932
Capitalized interest	$145	$133	$88

NOTE 11 – NONCONSOLIDATED AFFILIATES
The Company’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”), by classification in the consolidated balance sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates at Dec 31	2025 [1]	2024 [1]
In millions
Investment in nonconsolidated affiliates	$1,264	$1,266
Other noncurrent obligations	(933)	(568)
Net investment in nonconsolidated affiliates	$331	$698
1.The carrying amount of the Company’s investments in nonconsolidated affiliates was $17 million more than and $55 million less than its share of the investees’ net assets at December 31, 2025 and 2024, respectively, exclusive of additional differences relating to Sadara and EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), which are discussed separately in the disclosures that follow.

Dividends Received from Nonconsolidated Affiliates	2025	2024	2023
In millions
Dividends from nonconsolidated affiliates [1]	$199	$342	$268
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

The Company’s investment in Sadara was $1,120 million less than Dow’s proportionate share of the carrying value of the underlying net assets held by Sadara at December 31, 2025 ($1,280 million less at December 31, 2024). This basis difference, which resulted from the 2019 impairment of the investment, is primarily attributed to the long-lived assets of Sadara and is being amortized over the remaining useful lives of the assets. At December 31, 2025, the Company had a negative investment balance in Sadara of $901 million classified as "Other noncurrent obligations" (negative $517 million at December 31, 2024) in the Company’s consolidated balance sheets. The increase in the negative investment in Sadara Chemical Company at December 31, 2025 is primarily due to the equity losses generated during the year. See Note 15 for additional information related to guarantees.

EQUATE
At December 31, 2025, the Company had a negative investment balance in EQUATE of $24 million classified as "Other noncurrent obligations" (negative $51 million at December 31, 2024) in the consolidated balance sheets. The reduction in the negative investment was driven by equity earnings, partially offset by dividends distributed to shareholders in 2025. The Company's investment in EQUATE was $403 million less than the Company's proportionate share of EQUATE's underlying net assets at December 31, 2025 ($417 million less at December 31, 2024), which represents the difference between the fair values of certain MEGlobal assets acquired by EQUATE and the Company's related valuation on a U.S. GAAP basis at the acquisition date. A basis difference of $82 million at December 31, 2025 ($97 million at December 31, 2024), is being amortized over the remaining useful lives of the assets and the remainder is considered a permanent difference.

Transactions with Nonconsolidated Affiliates
The Company has service agreements with certain nonconsolidated affiliates, including contracts to manage the operations of manufacturing sites and the construction of new facilities; licensing and technology agreements; and marketing, sales, purchase, lease and sublease agreements.

The Company sells excess ethylene glycol produced at manufacturing facilities in the United States and Europe to MEGlobal, a subsidiary of EQUATE. The Company also sells ethylene to MEGlobal as a raw material for its ethylene glycol plants in Canada. Sales of these products to MEGlobal represented 1 percent of total net sales in 2025, 2024 and 2023. Sales of ethylene to MEGlobal are reflected in the Packaging & Specialty Plastics segment and represented 2 percent of the segment's sales in 2025, 2024 and 2023. Sales of ethylene glycol to MEGlobal are reflected in the Industrial Intermediates & Infrastructure segment and represented 1 percent of the segment's sales in 2025, 2024 and 2023.

The Company is responsible for marketing the majority of Sadara products outside of the Middle East zone through the Company’s established sales channels. Under this arrangement, the Company purchases and sells Sadara products for a marketing fee. Purchases of Sadara products represented 5 percent of "Cost of sales" in 2025 (6 percent in 2024 and 2023).

The Company purchases products from The SCGC-Dow Group, primarily for marketing and distribution in Asia Pacific. Purchases of products from The SCGC-Dow Group represented 2 percent of "Cost of sales" in 2025 (3 percent in 2024 and 2023).

Sales to and purchases from other nonconsolidated affiliates were not material to the consolidated financial statements.

Balances due to or due from nonconsolidated affiliates at December 31, 2025 and 2024, were as follows:

Balances Due To or Due From Nonconsolidated Affiliates at Dec 31	2025	2024
In millions
Accounts and notes receivable - Other	$363	$300
Accounts payable - Other	$534	$748

Principal Nonconsolidated Affiliates
The Company had an ownership interest in 36 nonconsolidated affiliates at December 31, 2025 (38 at December 31, 2024). The Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at December 31, 2025, 2024 and 2023, are as follows:

Principal Nonconsolidated Affiliates at Dec 31	Country	Ownership Interest
		2025	2024	2023
EQUATE Petrochemical Company K.S.C.C.	Kuwait	42.50%	42.50%	42.50%
The Kuwait Olefins Company K.S.C.C.	Kuwait	42.50%	42.50%	42.50%
The Kuwait Styrene Company K.S.C.C.	Kuwait	42.50%	42.50%	42.50%
Map Ta Phut Olefins Company Limited [1]	Thailand	32.77%	32.77%	32.77%
Sadara Chemical Company	Saudi Arabia	35.00%	35.00%	35.00%
The SCGC-Dow Group:
Siam Polyethylene Company Limited	Thailand	50.00%	50.00%	50.00%
Siam Polystyrene Company Limited	Thailand	50.00%	50.00%	50.00%
Siam Styrene Monomer Company Limited	Thailand	50.00%	50.00%	50.00%
Siam Synthetic Latex Company Limited	Thailand	50.00%	50.00%	50.00%
1.The Company's effective ownership of Map Ta Phut Olefins Company Limited ("Map Ta Phut") is 32.77 percent, of which the Company directly owns 20.27 percent and indirectly owns 12.50 percent through its equity interest in Siam Polyethylene Company Limited.

The Company’s investment in and equity earnings from its principal nonconsolidated affiliates are as follows:

Investment in Principal Nonconsolidated Affiliates at Dec 31	2025	2024
In millions
Investment in principal nonconsolidated affiliates	$747	$740
Other noncurrent obligations	(933)	(568)
Net investment (liability) in principal nonconsolidated affiliates	$(186)	$172

Equity in Losses of Principal Nonconsolidated Affiliates	2025	2024	2023
In millions
Equity in losses of principal nonconsolidated affiliates	$(292)	$(57)	$(192)

The summarized financial information that follows represents the combined accounts (at 100 percent) of the principal nonconsolidated affiliates.

Summarized Balance Sheet Information at Dec 31	2025	2024
In millions
Current assets	$5,286	$5,414
Noncurrent assets	19,942	20,695
Total assets	$25,228	$26,109
Current liabilities	$7,017	$3,842
Noncurrent liabilities	16,889	19,158
Total liabilities	$23,906	$23,000
Noncontrolling interests	$113	$136

Summarized Income Statement Information [1]	2025	2024	2023
In millions
Sales	$10,993	$12,094	$11,102
Gross profit (loss)	$(244)	$598	$289
Income (loss), net of tax	$(1,539)	$(748)	$(1,053)
1.The results in this table include purchase and sale activity between certain principal nonconsolidated affiliates and the Company, as previously discussed in the "Transactions with Nonconsolidated Affiliates" section.

NOTE 12 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2025 and 2024:

Goodwill	Packaging & Specialty Plastics	Industrial Intermediates & Infrastructure	Performance Materials & Coatings	Total
In millions
Balance at Jan 1, 2024	$5,103	$1,094	$2,444	$8,641
Foreign currency impact	(6)	(2)	(89)	(97)
Purchase of Circulus Holdings, LLC	37	—	—	37
Sale of laminating adhesives business	(16)	—	—	(16)
Balance at Dec 31, 2024	$5,118	$1,092	$2,355	$8,565
Foreign currency impact	$13	$5	$95	$113
Sale of soil fumigation product line	—	(10)	—	(10)
Goodwill impairment	—	(690)	—	(690)
Balance at Dec 31, 2025	$5,131	$397	$2,450	$7,978

The Company has six reporting units in total: Coatings & Performance Monomers, Consumer Solutions, Hydrocarbons & Energy, Industrial Solutions, Packaging and Specialty Plastics and Polyurethanes & Construction Chemicals. At December 31, 2025, goodwill was carried by all reporting units except Coatings & Performance Monomers and Polyurethanes & Construction Chemicals.

Goodwill Impairments
The carrying amounts of goodwill at December 31, 2025, were net of accumulated impairments of $999 million in Industrial Intermediates & Infrastructure ($309 million at December 31, 2024) and $2,530 million in Performance Materials & Coatings ($2,530 million at December 31, 2024).

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

The Company performs an impairment test of goodwill annually in the fourth quarter. In 2025, the Company performed qualitative assessments for all reporting units that carried goodwill as part of its annual impairment testing performed in the fourth quarter. Based on the results of the qualitative testing, the Company performed quantitative testing for one reporting unit in 2025 (one in 2024 and none in 2023). The qualitative assessments on the remaining reporting units indicated that it was more likely than not that the carrying value was less than the fair value for the reporting units.

Quantitative testing was performed on the Polyurethanes & Construction Chemicals reporting unit in the fourth quarter of 2024. The fair value of the reporting unit was estimated using a discounted cash flow model based on facts and circumstances in place at that time, including the reporting unit’s financial performance, market conditions and projected future cash flows. Key assumptions included projected revenue growth, discount rate, tax rate, terminal value, currency exchange rates, and long-term raw material and energy price forecasts. The resulting fair value of the reporting unit exceeded its carrying value and the Company concluded that no goodwill impairment existed.

Quantitative testing was performed on the Polyurethanes & Construction Chemicals reporting unit in the fourth quarter of 2025, and the Company determined the reporting unit was impaired. During 2025, the reporting unit did not consistently meet expected financial performance targets, primarily due to significant over supply in the industry, which led to volume reductions and compressed margins for products across the portfolio due to changes in customer buying patterns and supply and demand balances. As a result of these trends and third-party market data, which now project sustained pressure on pricing and volume, and a more moderate growth outlook, the reporting unit reduced its future revenue and profitability projections. The fair value of the reporting unit was estimated using a discounted cash flow model that incorporated current market conditions and reflected reductions in projected revenue growth rates due to lower sales volume and price assumptions. Key assumptions included projected revenue growth, discount rate, tax rate, terminal value, currency exchange rates, and long-term raw material and energy price forecasts. These discounted cash flows did not support the carrying value of the reporting unit. As a result, the Company recorded a goodwill impairment charge of $690 million in the fourth quarter of 2025, included in “Restructuring, goodwill impairment and asset related charges - net” in the consolidated statements of income, related to Industrial Intermediates & Infrastructure. The carrying value of the Polyurethanes & Construction

Chemicals reporting unit's goodwill was zero at December 31, 2025. No other goodwill impairments were identified as a result of the 2025 testing.

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

Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets:

Other Intangible Assets at Dec 31	2025			2024
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets:
Developed technology	$2,508	$(2,267)	$241	$2,541	$(2,214)	$327
Software	1,395	(1,077)	318	1,354	(1,007)	347
Trademarks/tradenames	324	(319)	5	324	(318)	6
Customer-related	2,986	(2,064)	922	2,896	(1,855)	1,041
Total other intangible assets	$7,213	$(5,727)	$1,486	$7,115	$(5,394)	$1,721

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	2025	2024	2023
In millions
Other intangible assets, excluding software	$231	$310	$324
Software, included in "Cost of sales"	$70	$67	$70

Total estimated amortization expense for the next five fiscal years, including amounts expected to be capitalized, is as follows:

Estimated Amortization Expense for Next Five Years
In millions
2026	$231
2027	$195
2028	$175
2029	$164
2030	$153

NOTE 13 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States, which expire in November 2028 and a committed facility in Europe, which expires in March 2026 (collectively, "the Programs"). The Company is currently renegotiating the renewal of the Europe facility, which is expected to be completed prior to the expiration. Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €500 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the years ended December 31, 2025, 2024 and 2023. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 15 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, the "Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the years ended December 31, 2025, 2024 and 2023.

The following table provides a summary of cash flows related to the Programs and the Facilities for the years ended December 31, 2025, 2024 and 2023:

Cash Flows Related to Transfers of Accounts Receivable
In millions	2025	2024	2023
Proceeds received from new transfers	$538	$1,533	$203

The following table provides the balances related to the Programs and the Facilities at December 31, 2025 and 2024:

Balances Related to Transfers of Accounts Receivable at Dec 31
In millions	2025	2024
Balance outstanding	$—	$287
Accounts receivable derecognized	$—	$278
Amounts recognized in the consolidated balance sheets:
Accrued and other current liabilities [1]	$—	$9
1. Represents amounts collected from customers and not yet remitted by the Company.

NOTE 14 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable at Dec 31
In millions	2025	2024
Notes payable to banks and other lenders	$90	$135
Year-end average interest rates	32.18%	36.03%

Long-Term Debt at Dec 31	2025 Average Rate	2025	2024 Average Rate	2024
In millions
Promissory notes and debentures:
Final maturity 2025	—%	$—	5.63%	$333
Final maturity 2028	4.80%	600	4.80%	600
Final maturity 2029 [1]	7.53%	952	7.58%	1,368
Final maturity 2030	2.10%	818	2.10%	818
Final maturity 2031 and thereafter [1]	5.36%	11,553	5.37%	9,192
Other facilities:
Foreign currency notes and loans, various rates and maturities	1.98%	2,237	2.01%	2,540
InterNotes®, varying maturities through 2055	4.81%	1,011	4.31%	661
Medium-term notes, maturity 2025	—%	—	4.75%	1
Finance lease obligations [2]		1,126		939
Unamortized debt discount and issuance costs		(226)		(244)
Long-term debt due within one year [3]		(222)		(497)
Long-term debt		$17,849		$15,711
1.Cost includes net fair value hedge adjustment gains of $27 million at December 31, 2025 ($9 million at December 31, 2024). See Note 21 for additional information.
2.See Note 16 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Dec 31, 2025
In millions
2026	$222
2027	$797
2028	$763
2029	$1,070
2030	$1,046

2025 Activity
In the first quarter of 2025, the Company completed debt neutral liability management activities. The Company issued $1 billion of senior unsecured notes. This offering included $400 million aggregate principal amount of 5.35 percent notes due 2035 and $600 million aggregate principal amount of 5.95 percent notes due 2055. The Company used the proceeds to complete cash tender offers for certain debt securities. In total, $943 million aggregate principal amount was tendered and retired. As a result, the Company recognized a pretax loss of $60 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the third quarter of 2025, the Company issued $1.4 billion of senior unsecured notes. This offering included $750 million aggregate principal amount of 4.80 percent notes due 2031 and $650 million aggregate principal amount of 5.65 percent notes due 2036. Additionally, the Company redeemed $55 million aggregate principal amount of 9.40 percent notes due 2039. As a result of the redemption, the Company recognized a pretax loss of $18 million on the early extinguishment of debt, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In 2025, the Company issued an aggregate principal amount of $378 million of InterNotes®. Additionally, the Company repaid $334 million of long-term debt at maturity.

2024 Activity
In the first quarter of 2024, the Company issued $1.25 billion of senior unsecured notes. This offering included $600 million aggregate principal amount of 5.15 percent notes due 2034 and $650 million aggregate principal amount of 5.60 percent notes due 2054. The issuance was completed in connection with the Company's Green Finance Framework. The Company distributed the proceeds toward projects that support the execution of its sustainability strategy and achieve its targets focused on climate protection and a circular economy, including applicable expenditures and investments related to the Company's Fort Saskatchewan Path2Zero project.

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

2023 Activity
In the fourth quarter of 2023, the Company redeemed $23 million aggregate principal amount of 2.10 percent notes due November 2030, $14 million aggregate principal amount of 4.625 percent notes due October 2044, and $1 million aggregate principal amount of 4.375 percent notes due November 2042. As a result of the redemption, the Company recognized a pretax gain on the early extinguishment of debt of $5 million, included in "Sundry income (expense) - net" in the consolidated statements of income and related to Corporate.

In 2023, the Company issued an aggregate principal amount of $80 million of InterNotes®. Additionally, the Company repaid $250 million of long-term debt at maturity and approximately $3 million of long-term debt was repaid by consolidated variable interest entities.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Dec 31, 2025
In millions	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	June 2030	Floating rate
Bilateral Revolving Credit Facility	300	300	February 2026	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2026	Floating rate
Bilateral Revolving Credit Facility	375	375	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2026	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	May 2027	Floating rate
Bilateral Revolving Credit Facility	350	350	June 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	300	300	May 2028	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2028	Floating rate
Bilateral Revolving Credit Facility	175	175	September 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2030	Floating rate
Total Committed and Available Credit Facilities	$8,300	$8,300

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Environmental Matters
Introduction
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2025, the Company had accrued obligations of $1,011 million for probable environmental remediation and restoration costs ($1,113 million at December 31, 2024), including $221 million for the remediation of Superfund sites ($234 million at December 31, 2024). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of the environmental liability.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2025 and 2024:

Accrued Obligations for Environmental Matters	2025	2024
In millions
Balance at Jan 1	$1,113	$1,180
Accrual adjustment	80	216
Payments against reserve	(203)	(259)
Foreign currency impact	21	(24)
Balance at Dec 31	$1,011	$1,113

The amounts charged to income on a pretax basis related to environmental remediation totaled $63 million in 2025, $197 million in 2024 and $203 million in 2023. Capital expenditures for environmental protection were $226 million in 2025, $208 million in 2024 and $228 million in 2023.

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

The Tittabawassee River, beginning at the Midland Site and extending down to the first six miles of the Saginaw River, are designated as the first Operable Unit for purposes of conducting the remedial investigation, feasibility study and remedial design work. This work will be performed in a largely upriver to downriver sequence for eight geographic segments of the Tittabawassee and upper Saginaw Rivers. In the first quarter of 2012, the EPA requested the Company address the Tittabawassee River floodplain ("Floodplain") as an additional segment. In January 2015, the Company and the EPA entered into an order to address remediation of the Floodplain. The remainder of the Saginaw River and the Saginaw Bay are designated as a second Operable Unit and the work associated with that unit may also be geographically segmented. The AOC does not obligate the Company to perform removal or remedial action; that action can only be required by a separate order. The Company and the EPA have been negotiating orders separate from the AOC that obligate the Company to perform remedial actions under the scope of work of the AOC. The Company and the EPA have entered into six separate orders to perform limited remedial actions in seven of the eight geographic segments in the first Operable Unit, including the Floodplain. Dow has received from the EPA a Notice of Completion of Work for three of these six orders and the Company continues the long-term monitoring requirements. In 2024, Dow completed the implementation of the remedial actions for the three open orders for other areas in the first Operable Unit. In 2025, Dow continued its evaluation of the final geographic segment of the first Operable Unit.

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

On July 20, 2020, the U.S. District Court for the Eastern District of Michigan ("District Court") entered a final consent decree in Civil Action No. 1:19-cv-13292 between the Company and federal, state and tribal trustees to resolve allegations of natural resource damages arising from the historic operations of the Company’s Midland Site. The consent decree required the Company to pay a $15 million cash settlement to be used for long-term maintenance and trustee-selected remediation projects with an additional $7 million to specified local projects managed by third parties. These funds were paid in December 2020. The consent decree further requires the Company to complete or fund 13 additional environmental restoration projects which are valued by the trustees at approximately $77 million, to be conducted over the next several years. To date, six of the eight Dow-led projects have been completed, including five environmental restoration projects/public amenities opened to the public. The Company continues to work with the trustees on the remaining projects.

At December 31, 2024, the Company had an accrual for these off-site matters of $80 million (included in the total accrued obligation of $1,113 million). At December 31, 2025, the accrual for these off-site matters was $80 million (included in the total accrued obligation of $1,011 million).

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

In December 2025, Ankura stated that an update of its December 2024 study would not provide a more likely estimate of future events than the estimate reflected in that study and, therefore, the estimate in that study remained applicable. Based on Union Carbide's internal review process and Ankura's response, Union Carbide determined that no adjustment to the accrual was required. At December 31, 2025, the asbestos-related liability for pending and future claims against Union Carbide and Amchem, including future asbestos-related defense and processing costs, was $708 million, and approximately 28 percent of the recorded liability related to pending claims and approximately 72 percent related to future claims.

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

Legacy Matters
Groundwater Matters
The Company is the subject of various complaints related to alleged groundwater contamination based on decades-old sales and applications of certain agricultural chemical products ("Groundwater Matters"). The costs associated with these Groundwater Matters were previously covered by insurance policies that have since been depleted. In the first quarter of 2023, the Company completed a study of certain Groundwater Matters related to wells deemed to be probable and estimable based on the public reporting of sampling data and historical information to develop a reasonable estimate of the cost of pending and future claims. The Company accrued a pretax charge of $177 million based on the estimate, included in "Cost of sales" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure. In the second quarter of 2025, the Company completed a reassessment study of these Groundwater Matters based on current known factors, resulting in a reduced estimate of the cost of pending and future claims. As a result, the Company recorded a pretax credit of $106 million, included in "Cost of sales" in the consolidated statements of income and related to Corporate. In the second quarter of 2025, the Company settled a separate claim related to Groundwater Matters at a water storage district, resulting in a pretax charge of $64 million, included in "Cost of sales" in the consolidated statements of income and related to Corporate.

At December 31, 2025, the total liability related to settled claims and the probable and estimable settlement of all alleged Groundwater Matters was $78 million ($155 million at December 31, 2024), which was included in “Accrued and other current liabilities” and "Other noncurrent obligations" in the consolidated balance sheets.

The Company is also the subject of other groundwater contamination complaints, including claims related to 1,4-dioxane. The Company continues to defend itself in this litigation and it has determined that the Company's exposure to liability, if any, is not currently probable or estimable at December 31, 2025.

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

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
On September 18, 2019, the Court of King's Bench of Alberta, Canada ("Court"), signed a judgment ordering Nova Chemicals Corporation ("Nova") to pay the Company $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) by October 11, 2019, for damages the Company incurred through 2012 related to the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada, which has been received by the Company. The Court, which initially ruled in June 2018, found that Nova failed to operate the ethylene asset at full capacity for more than ten years, and furthermore, that Nova violated several contractual agreements related to the Company receiving its share of the asset’s ethylene production. These actions deprived the Company of millions of pounds of ethylene. Nova appealed the judgment; however, certain portions were no longer in dispute and would be retained by the Company regardless of the outcome of any further appeals by Nova. As a result and in accordance with ASC Topic 450-30 “Gain Contingencies,” the Company recorded a $186 million pretax gain in 2019. In 2020 and 2023, further actions by Nova and/or related court decisions upholding the majority of Dow's damages made additional portions of the ruling in Dow's favor final and no longer subject to dispute. As a result, the Company recorded additional pretax gains of $570 million in 2020 and $122 million in 2023. In 2023, $106 million of the pretax gain was included in "Sundry income (expense) - net," related to Packaging & Specialty Plastics, and $16 million was included in "Selling, general and administrative expenses" in the consolidated statements of income.

At December 31, 2025, $201 million ($201 million at December 31, 2024) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the 2019 damages judgment.

Following an appeal, on June 10, 2025, the Court signed a separate judgment ordering Nova to pay an additional amount of $1.62 billion Canadian dollars (equivalent to approximately $1.2 billion U.S. dollars) for damages incurred through June 2018, which had not been previously quantified. The Court again found that Nova failed to operate the companies' jointly-owned ethylene asset at full capacity during this time, depriving the Company’s subsidiaries of millions of pounds of ethylene. On August 11, 2025, the Court also awarded fees of approximately $100 million U.S. dollars, bringing Nova’s current payment obligation to approximately $1.3 billion U.S. dollars. While those awards are subject to appeal, Alberta law requires Nova to satisfy the Court’s judgment in full notwithstanding its appeal to avoid enforcement measures during the appeal process. Nova has since requested that the Court of Appeal of Alberta stay the execution of the judgment pending its appeal. Nova’s request departs from well-established Alberta law, and would require Nova to show, among other things, that it would be irreparably harmed by making the required payment. Nova’s request for a stay has been fully briefed and argued, and the Company is awaiting a decision. If the Court of Appeal of Alberta grants the stay, Nova will not be required to pay the judgment to the Company while the appeal process is ongoing, or until such time as the Court subsequently finds a change of circumstances in Nova's ability to pay the judgment or other basis to modify any stay that may be entered. It is the Company's position that Nova cannot meet the legal standard necessary to receive a stay and avoid payment pending its appeal.

Dow has filed another lawsuit in the Court to account for damages due to lost ethylene after June 2018.

Purchase Commitments
In the third quarter of 2024, the Company entered into a commitment for the use of a reservoir asset that will be used to supply water to one of Dow’s main U.S. Gulf Coast manufacturing locations. The related contract became effective in the fourth quarter of 2024, with a 35 year contract period expected to commence in 2028 upon completion of construction. The aggregate value of the fixed and determinable portion over the expected contract period is $1.3 billion (approximately $685 million on a present value basis) at December 31, 2025.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for guarantees:

Guarantees	Dec 31, 2025			Dec 31, 2024
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments [1]	Recorded Liability
Guarantees	2038	$1,307	$212	2038	$1,456	$155
1.In addition, TDCC had provided guarantees, in proportion to the Company's 35 percent ownership interest, of all interest payments on Sadara’s project financing debt during the grace period, which expired in December 2025. Dow's share was estimated to be $158 million at December 31, 2024.

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

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and a committed facility in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities is zero at December 31, 2025 ($239 million at December 31, 2024).

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. Sadara reached an agreement with its lenders to re-profile its outstanding project financing debt in the first quarter of 2021. In conjunction with the debt re-profiling, TDCC entered into a guarantee of up to approximately $1.3 billion of Sadara’s debt, proportionate to the Company's 35 percent ownership interest. Based on current market conditions and continued evaluation subsequent to December 31, 2025, the Company now believes it is no longer remote that future performance under the project financing guarantee will be required due to uncertainty in Sadara's short-term cash flows. The debt re-profiling included a grace period, which expired in December 2025, during which Sadara was obligated to make interest-only payments that were guaranteed by TDCC in proportion to the Company's 35 percent ownership interest. As part of the debt re-profiling, Sadara established a $500 million revolving credit facility guaranteed by Dow to fund Dow’s pro-rata share of any potential shortfall. In the fourth quarter of 2025, Sadara drew $80 million under the revolving credit facility. The term of the revolving credit facility expires in the second quarter of 2026 and the Company believes it is probable that it will be required to perform on the obligation upon expiration of the revolving credit facility. See Note 11 for additional information on Dow's investment in Sadara and Note 22 for additional information on the fair value determination of the obligation.

Asset Retirement Obligations
The Company has 91 manufacturing sites in 29 countries. Most of these sites contain numerous individual manufacturing operations, particularly at the Company’s larger sites. Asset retirement obligations are recorded as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The retirement of assets may involve such efforts as remediation and treatment of asbestos, contractually required demolition, and other related activities, depending on the nature and location of the assets; and retirement obligations are typically realized only upon demolition of those facilities. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing law, estimates of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. The Company has a well-established global process to identify, approve and track the demolition of retired or to-be-retired facilities; and no assets are retired from service until this process has been followed. The Company typically forecasts demolition projects based on the usefulness of the assets; environmental, health and safety concerns; and other similar considerations. Under this process, as demolition projects are identified and approved, reasonable estimates are determined for the time frames during which any related asset retirement obligations are expected to be settled. For those assets where a range of potential settlement dates may be reasonably estimated, obligations are recorded. The Company routinely reviews all changes to items under consideration for demolition to determine if an adjustment to the value of the asset retirement obligation is required.

The Company has recognized asset retirement obligations for the demolition and remediation activities at manufacturing sites primarily in Europe, the United States, Brazil, Argentina, Canada and Japan, and capping activities at landfill sites in the United States, Brazil and Canada. The Company has also recognized conditional asset retirement obligations related to asbestos encapsulation as a result of planned demolition and remediation activities at manufacturing and administrative sites primarily in the United States and Europe. The aggregate carrying amount of conditional asset retirement obligations recognized by the Company (included in the asset retirement obligations balance shown below) was $19 million at December 31, 2025 ($19 million at December 31, 2024).

The following table shows changes in the aggregate carrying amount of the Company’s asset retirement obligations for the years ended December 31, 2025 and 2024:

Asset Retirement Obligations	2025	2024
In millions
Balance at Jan 1	$174	$140
Additional accruals [1]	146	45
Liabilities settled	(6)	(13)
Accretion expense	8	4
Revisions in estimated cash flows	8	3
Other	(26)	(5)
Balance at Dec 31	$304	$174
1.Includes accrual of $105 million for asset retirement obligations resulting from asset shutdowns related to the 2025 Restructuring Program discussed in Note 5.

The discount rate used to calculate the Company’s asset retirement obligations at December 31, 2025, was 4.59 percent (4.93 percent at December 31, 2024). These obligations are included in the consolidated balance sheets as "Accrued and other current liabilities" and "Other noncurrent obligations."

The Company has not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in its consolidated financial statements. Assets that have not been submitted/reviewed for potential demolition activities are considered to have continued usefulness and are generally still operating normally. Therefore, without a plan to demolish the assets or the expectation of a plan, such as shortening the useful life of assets for depreciation purposes in accordance with the accounting guidance related to property, plant and equipment, the Company is unable to reasonably forecast a time frame to use for present value calculations. As such, the Company has not recognized obligations for individual plants/buildings at its manufacturing sites where estimates of potential settlement dates cannot be reasonably made. In addition, the Company has not recognized conditional asset retirement obligations for the capping of its approximately 30 underground storage wells and 50 underground brine mining and other wells at Company-owned sites when there are no plans or expectations of plans to exit the sites. It is the opinion of the Company’s management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material impact on the Company’s consolidated financial statements based on current costs.

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

The components of lease cost for operating and finance leases for the years ended December 31, 2025, 2024 and 2023, were as follows:

Lease Cost	2025	2024	2023
In millions
Operating lease cost	$429	$433	$426
Finance lease cost
Amortization of right-of-use assets - finance	133	117	106
Interest on lease liabilities - finance	52	45	34
Total finance lease cost	185	162	140
Short-term lease cost	308	322	255
Variable lease cost	1,093	1,074	929
Sublease income	(7)	(10)	(9)
Total lease cost	$2,008	$1,981	$1,741

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	2025	2024	2023
In millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$437	$436	$424
Operating cash flows for finance leases	$52	$45	$34
Financing cash flows for finance leases	$123	$132	$127
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$392	$241	$309
Finance leases	$287	$218	$234

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2025 and 2024:

Lease Position	Balance Sheet Classification	Dec 31, 2025	Dec 31, 2024
In millions
Assets
Operating lease assets	Operating lease right-of-use assets	$1,356	$1,268
Finance lease assets	Property	1,754	1,495
Finance lease amortization	Accumulated depreciation	(739)	(619)
Total lease assets		$2,371	$2,144
Liabilities
Current
Operating	Operating lease liabilities - current	$340	$318
Finance	Long-term debt due within one year	136	106
Noncurrent
Operating	Operating lease liabilities - noncurrent	1,097	984
Finance	Long-Term Debt	990	833
Total lease liabilities		$2,563	$2,241

The weighted-average remaining lease term and discount rate for leases recorded in the consolidated balance sheets at December 31, 2025 and 2024 are provided below:

Lease Term and Discount Rate	Dec 31, 2025	Dec 31, 2024
Weighted-average remaining lease term
Operating leases	6.6 years	6.7 years
Finance leases	8.7 years	9.7 years
Weighted-average discount rate
Operating leases	5.05%	4.84%
Finance leases	5.12%	5.00%

The following table provides the maturities of lease liabilities at December 31, 2025:

Maturities of Lease Liabilities	Operating Leases	Finance Leases
In millions
2026	$397	$186
2027	337	168
2028	266	181
2029	176	136
2030	125	116
2031 and thereafter	418	638
Total future undiscounted lease payments	$1,719	$1,425
Less: Imputed interest	282	299
Total present value of lease liabilities	$1,437	$1,126

At December 31, 2025, Dow had additional leases of approximately $492 million, primarily for buildings and equipment, which had not yet commenced. These leases are expected to commence between 2026 and 2028, with lease terms of up to 20 years.

Dow provides guarantees related to certain leased assets, specifying the residual value that will be available to the lessor at lease termination through the sale of the assets to the lessee or third parties. The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for residual value guarantees at December 31, 2025 and 2024. The lease agreements do not contain any material restrictive covenants.

Lease Guarantees	Dec 31, 2025			Dec 31, 2024
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2035	$452	$—	2034	$313	$—

NOTE 17 – STOCKHOLDERS’ EQUITY
Common Stock
The principal market for Dow Inc.'s common stock is the New York Stock Exchange, traded under the symbol “DOW.” Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries, ("TDCC" and together with Dow Inc., "Dow" or the "Company"), owning all of the outstanding common shares of TDCC.

The Company may issue shares of Dow Inc. common stock out of treasury stock or as new shares of common stock for options exercised and for the release of restricted stock units ("RSUs"), performance stock units ("PSUs"), the Employee Stock Purchase Plan ("ESPP") and the Employees' Savings Plan (the "Savings Plan"). Common

stock shares issued to employees and non-employee directors was approximately 5.8 million in 2025 (5.9 million in 2024 and 6.9 million in 2023). See Note 20 for additional information on the Company's equity awards.

Retained Earnings
Dow Inc.
There are no significant restrictions limiting Dow Inc.’s ability to pay dividends. Dow Inc. declared dividends of $2.10 per share in 2025, and $2.80 per share in 2024 and 2023.

Undistributed earnings of nonconsolidated affiliates included in retained earnings was $798 million at December 31, 2025 and $758 million at December 31, 2024.

TDCC
TDCC's Board of Directors determines whether or not there will be a dividend distribution to Dow Inc. TDCC declared $1,491 million of dividends to Dow Inc. and paid $1,503 million of dividends to Dow Inc. in 2025 (declared $2,578 million and paid $2,485 million in 2024 and declared and paid $2,510 million in 2023).

Treasury Stock
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in 2025 ($494 million in 2024 and $625 million in 2023). Excise tax for repurchased shares was zero in 2025 (zero in 2024 and $2 million in 2023), and was included in treasury stock at cost. At December 31, 2025, $931 million of the share repurchase program authorization remained available for repurchases.

The Company issues treasury shares to satisfy its obligations to make matching contributions to plan participants under the Savings Plan. In addition, beginning on January 1, 2024, all eligible U.S. employees also received an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans. The Company issued 7.8 million treasury shares under its compensation and benefit plans in 2025, 4.3 million in 2024 and 2.3 million in 2023.

Compensation expense for issued shares is recorded at the fair value of the shares on the date of issuance. Compensation expense reflected in income before income taxes for treasury shares issued was $219 million in 2025, $229 million in 2024 and $120 million in 2023.

The following table provides a reconciliation of Dow Inc. common stock activity for the years ended December 31, 2025, 2024 and 2023:

Shares of Dow Inc. Common Stock	Issued	Held in Treasury

Balance at Jan 1, 2023	771,678,525	66,798,605
Issued [1]	6,916,989	(2,347,747)
Repurchased	—	11,851,223
Balance at Jan 1, 2024	778,595,514	76,302,081
Issued [1]	5,876,425	(4,304,574)
Repurchased	—	8,861,638
Balance at Jan 1, 2025	784,471,939	80,859,145
Issued [1]	5,815,626	(7,793,993)
Balance at Dec 31, 2025	790,287,565	73,065,152
1.Shares issued to employees and non-employee directors under the Company's equity compensation and defined contribution plans.

Accumulated Other Comprehensive Loss
The changes in each component of AOCL for the years ended December 31, 2025, 2024 and 2023 were as follows:

Accumulated Other Comprehensive Loss	2025	2024	2023
In millions
Unrealized Gains (Losses) on Investments
Beginning balance	$(243)	$(253)	$(253)
Unrealized gains (losses) on investments	97	39	(6)
Tax (expense) benefit	(21)	(17)	54
Net unrealized gains (losses) on investments	76	22	48
(Gains) losses reclassified from AOCL to net income (loss) [1]	(8)	(15)	(63)
Tax expense (benefit) [2]	2	3	15
Net (gains) losses reclassified from AOCL to net income (loss)	(6)	(12)	(48)
Other comprehensive income (loss), net of tax	70	10	—
Ending balance	$(173)	$(243)	$(253)
Cumulative Translation Adjustment
Beginning balance	$(2,063)	$(1,891)	$(1,934)
Gains (losses) on foreign currency translation	183	(150)	57
Tax (expense) benefit	58	(2)	—
Net gains (losses) on foreign currency translation	241	(152)	57
(Gains) losses reclassified from AOCL to net income (loss) [3]	(38)	(20)	(14)
Other comprehensive income (loss), net of tax	203	(172)	43
Ending balance	$(1,860)	$(2,063)	$(1,891)
Pension and Other Postretirement Benefits
Beginning balance	$(5,720)	$(5,486)	$(4,877)
Gains (losses) arising during the period	(188)	(371)	(1,454)
Tax (expense) benefit	38	77	349
Net gains (losses) arising during the period	(150)	(294)	(1,105)
Amortization of net loss and prior service credits reclassified from AOCL to net income (loss) [4]	444	76	648
Tax expense (benefit) [2]	(103)	(16)	(152)
Net loss and prior service credits reclassified from AOCL to net income (loss)	341	60	496
Other comprehensive income (loss), net of tax	191	(234)	(609)
Ending balance	$(5,529)	$(5,720)	$(5,486)
Derivative Instruments
Beginning balance	$(84)	$(51)	$(75)
Gains (losses) on derivative instruments	(42)	(65)	(201)
Tax (expense) benefit	2	22	30
Net gains (losses) on derivative instruments	(40)	(43)	(171)
(Gains) losses reclassified from AOCL to net income (loss) [5]	34	14	250
Tax expense (benefit) [2]	(8)	(4)	(55)
Net (gains) losses reclassified from AOCL to net income (loss)	26	10	195
Other comprehensive income (loss), net of tax	(14)	(33)	24
Ending balance	$(98)	$(84)	$(51)
Total AOCL ending balance	$(7,660)	$(8,110)	$(7,681)
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

On May 1, 2025, TDCC sold 40 percent of the membership interests in Diamond Infrastructure Solutions to InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management, a global infrastructure and energy asset manager, in exchange for cash proceeds of approximately $2.4 billion, inclusive of customary post-closing adjustments. On August 29, 2025, as provided under the terms of the sale and purchase agreement, InfraPark exercised its option to purchase an additional 9 percent of Diamond Infrastructure Solutions' membership interests in exchange for proceeds of approximately $540 million. Diamond Infrastructure Solutions and its subsidiaries own and operate certain non-product producing energy, environmental, pipeline and other related infrastructure assets located at five of the Company's manufacturing sites on the U.S. Gulf Coast and provide infrastructure services to Dow manufacturing assets and other third party tenants at these locations. InfraPark's ownership is accounted for as a noncontrolling interest in Diamond Infrastructure Solutions.

Cash proceeds from the sale of membership interests are included in "Proceeds from sale of noncontrolling interests" in the consolidated statements of cash flows. The transactions resulted in an increase in "Additional paid-in capital" of $1,879 million and an increase in "Noncontrolling interests" of $1,028 million, recorded in the consolidated balance sheets and the consolidated statements of equity, for the year ended December 31, 2025.

The following table summarizes the activity for equity attributable to noncontrolling interests for the years ended December 31, 2025, 2024 and 2023:

Noncontrolling Interests
In millions	2025	2024	2023
Balance at Jan 1	$496	$501	$529
Net income attributable to noncontrolling interests	179	85	71
Distributions to noncontrolling interests [1]	(212)	(69)	(81)
Sale of noncontrolling interests	1,028	—	—
Cumulative translation adjustments	23	(20)	(19)
Other	—	(1)	1
Balance at Dec 31	$1,514	$496	$501
1.Distributions to noncontrolling interests are net of $8 million in 2025 ($8 million in 2024 and 2023) in dividends paid to a joint venture, which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income. In 2025, distributions include $47 million of dividends declared but not yet paid, included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 19 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Pension Plans
The Company has both funded and unfunded defined benefit pension plans in the United States and a number of other countries. The U.S. tax-qualified plan administered by TDCC is the largest plan. In 2021, the Company announced changes to the design of its U.S. tax-qualified and non-qualified pension plans (collectively, the "U.S. Plans"), which covered substantially all U.S. employees. As a result, effective December 31, 2023, the Company froze the pensionable compensation and credited service amounts used to calculate pension benefits for substantially all employees who participated in the U.S. Plans.

Separately, in the fourth quarter of 2023, certain Company pension plans in the United States and Canada purchased or converted to nonparticipating group annuity contracts from certain insurance companies, irrevocably transferring certain benefit obligations and related plan assets to the insurers. These transactions did not require any cash funding from the Company and did not impact the pension benefits of participants. As a result of these transactions, the Company recognized pretax, non-cash settlement charges of $642 million in 2023, primarily related to the accelerated recognition of a portion of the accumulated actuarial losses of the plans, recorded in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate.

In the fourth quarter of 2025, the Company terminated certain U.S. tax-qualified pension plans, which included the tax-qualified benefit obligations for substantially all employees hired after January 1, 2008. These employees earned benefits based on a set percentage of annual pay, plus interest. As part of the plan termination process, participants were offered a lump sum distribution, an immediate monthly annuity or a deferred payment, with the annuity and deferred payment options to be administered by a highly rated insurance company that assumes responsibility for the future administration and payment of benefits. The Company also terminated an additional pension plan in Europe, with the plan purchasing nonparticipating group annuity contracts from an insurance company. These transactions were funded with existing plan assets and did not require any cash funding from the Company. As a result of these actions, the Company recorded non-cash settlement charges of $323 million, primarily related to the accelerated recognition of the accumulated actuarial losses of the plans, recorded in “Sundry income (expense) – net” in the consolidated statements of income and related to Corporate. Additional actions by the Company resulted in total noncash settlement charges across all plans of $342 million for the year ended December 31, 2025.

The Company's funding policy is to contribute to the plans when pension laws and/or economics either require or encourage funding. Total global pension contributions were $209 million in 2025, which includes contributions necessary to fund benefit payments for the Company's unfunded pension plans. The Company expects to contribute approximately $180 million to its pension plans in 2026.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit cost for all plans are summarized in the table below:

Weighted-Average Assumptions for All Pension Plans	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2025	2024	2025	2024	2023
Discount rate	5.05%	5.13%	5.13%	4.73%	5.26%
Interest crediting rate for applicable benefits	3.87%	3.81%	3.81%	3.99%	4.19%
Rate of compensation increase	3.41%	3.40%	3.40%	3.80%	4.05%
Expected return on plan assets			6.24%	6.42%	6.62%

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit cost for U.S. plans are summarized in the table below:

Weighted-Average Assumptions for U.S. Pension Plans	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2025	2024	2025	2024	2023
Discount rate	5.48%	5.74%	5.74%	5.30%	5.76%
Interest crediting rate for applicable benefits	4.50%	3.54%	3.54%	4.50%	4.50%
Rate of compensation increase [1]	—%	—%	—%	4.25%	4.25%
Expected return on plan assets			7.04%	7.07%	7.46%
1.The rate of compensation increase assumption is not relevant for the U.S. Plans at December 31, 2025 and 2024, and for the year ended December 31, 2025, due to the freezing of plan benefits.

Other Postretirement Benefit Plans
The Company provides certain health care and life insurance benefits to certain retired employees and survivors. The Company’s plans outside of the United States are not significant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. In general, for employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. The Company and the retiree share the cost of these benefits, with the Company portion increasing as the retiree has increased years of credited service, although there is a cap on the Company portion. The Company has the ability to change these benefits at any time. Employees hired after January 1, 2008, are not covered under the plans.

The Company funds most of the cost of these health care and life insurance benefits as incurred. In 2025, the Company did not make any contributions to its other postretirement benefit plan trusts. The trusts did not hold assets at December 31, 2025. The Company does not expect to contribute assets to its other postretirement benefit plan trusts in 2026.

The weighted-average assumptions used to determine other postretirement benefit plan obligations and net periodic benefit cost for the U.S. plans are provided below:

Weighted-Average Assumptions for U.S. Other Postretirement Benefits Plans	Benefit Obligations at Dec 31		Net Periodic Benefit Cost for the Year Ended
	2025	2024	2025	2024	2023
Discount rate	5.32%	5.66%	5.66%	5.23%	5.57%
Health care cost trend rate assumed for next year	7.50%	7.00%	7.00%	6.61%	6.79%
Rate to which the cost trend rate is assumed to decline (the ultimate health care cost trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate	2036	2033	2033	2033	2033

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

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations, Plan Assets and Funded Status of All Significant Plans	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
In millions	2025	2024	2025	2024
Change in projected benefit obligations:
Benefit obligations at beginning of year	$21,010	$22,467	$812	$914
Service cost	45	57	3	3
Interest cost	989	1,005	40	44
Plan participants' contributions	11	16	—	—
Actuarial changes in assumptions and experience	192	(877)	(8)	(56)
Benefits paid	(1,301)	(1,237)	(90)	(88)
Other	2	8	—	—
Effect of foreign exchange rates	666	(360)	6	(5)
Settlements/curtailments/termination benefits [1]	(895)	(69)	—	—
Benefit obligations at end of year	$20,719	$21,010	$763	$812

Change in plan assets:
Fair value of plan assets at beginning of year	$18,169	$19,634	$—	$—
Actual return on plan assets	1,262	9	—	—
Employer contributions	209	121	—	—
Plan participants' contributions	11	16	—	—
Benefits paid	(1,301)	(1,237)	—	—
Settlements [2]	(895)	(34)	—	—
Other [3]	—	(56)	—	—
Effect of foreign exchange rates	544	(284)	—	—
Fair value of plan assets at end of year	$17,999	$18,169	$—	$—

Funded status:
U.S. plans with plan assets	$(1,301)	$(1,360)	$—	$—
Non-U.S. plans with plan assets	(809)	(888)	—	—
All other plans	(610)	(593)	(763)	(812)
Funded status at end of year	$(2,720)	$(2,841)	$(763)	$(812)

Amounts recognized in the consolidated balance sheets at Dec 31:
Deferred charges and other assets	$860	$757	$—	$—
Accrued and other current liabilities	(86)	(73)	(73)	(77)
Pension and other postretirement benefits - noncurrent	(3,494)	(3,525)	(690)	(735)
Net amount recognized	$(2,720)	$(2,841)	$(763)	$(812)

Pretax amounts recognized in accumulated other comprehensive loss at Dec 31:
Net loss (gain)	$7,709	$7,996	$(379)	$(417)
Prior service credit	(39)	(44)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$7,670	$7,952	$(379)	$(417)
1.The 2025 impact primarily relates to the settlement and termination of certain pension plans in the United States and Europe and special termination benefits and settlement of certain benefit obligations for a European plan resulting from the 2025 Restructuring Program. The 2024 impact primarily relates to the curtailment, special termination benefits and settlement of certain pension benefit obligations of a European plan resulting from the 2023 Restructuring Program, and the settlement and curtailment impacts of certain pension benefit obligations in Canada, China and Europe.
2.The 2025 impact primarily relates to the settlement and termination of certain pension plans in the United States and Europe and also includes special termination benefits and settlement of certain benefit obligations for a European plan resulting from the 2025 Restructuring Program. The 2024 impact primarily relates to the settlement of certain pension benefit obligations of a European plan resulting from the 2023 Restructuring Program and settlement of certain pension benefit obligations in Canada.
3.The 2024 impact primarily relates to the reversion of pension plan funds for a portion of the excess funding of one of its plans in Europe.

Significant components of the overall decrease in the Company's benefit obligation for the year ended December 31, 2025, were benefits paid and settlement of certain pension benefit obligations, partially offset by interest cost and the effect of foreign exchange rates. Significant components of the overall decrease in the Company's benefit obligation for the year ended December 31, 2024, were benefits paid and the change in weighted-average discount rates, which increased from 4.73 percent at December 31, 2023, to 5.13 percent at December 31, 2024.

The accumulated benefit obligation for all significant pension plans was $20.6 billion and $20.9 billion at December 31, 2025 and 2024, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets at Dec 31	2025	2024
In millions
Accumulated benefit obligations	$17,840	$17,455
Fair value of plan assets	$14,302	$13,905

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets at Dec 31	2025	2024
In millions
Projected benefit obligations	$17,882	$17,502
Fair value of plan assets	$14,302	$13,905

Net Periodic Benefit Cost (Credit) for All Significant Plans for the Year Ended Dec 31	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
In millions	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Costs:
Service cost	$45	$57	$272	$3	$3	$4
Interest cost	989	1,005	1,110	40	44	45
Expected return on plan assets	(1,282)	(1,380)	(1,539)	—	—	—
Amortization of prior service credit	(14)	(14)	(26)	—	—	—
Amortization of unrecognized (gain) loss	164	141	89	(46)	(41)	(57)
Curtailment/settlement/other [1]	342	(10)	642	—	—	—
Net periodic benefit cost (credit)	$244	$(201)	$548	$(3)	$6	$(8)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$208	$444	$1,395	$(8)	$(56)	$64
Prior service cost	—	—	6	—	—	—
Amortization of prior service credit	14	14	26	—	—	—
Amortization of unrecognized gain (loss)	(164)	(141)	(89)	46	41	57
Curtailment and settlement gain (loss) [1]	(340)	10	(642)	—	—	—
Total recognized in other comprehensive (income) loss	$(282)	$327	$696	$38	$(15)	$121
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(38)	$126	$1,244	$35	$(9)	$113
1.The 2025 impact primarily relates to the settlement and termination of certain pension plans in the United States and Europe and also includes special termination benefits and settlement of certain benefit obligations for a European plan resulting from the 2025 Restructuring Program. The 2024 impact primarily relates to the settlement of certain plan obligations of a European plan resulting from the 2023 Restructuring Program and curtailments and settlement of certain pension benefit obligations in Canada, China and Europe. The 2023 impact relates to the settlement of certain pension benefit obligations in the United States and Canada through the purchase of or conversion to annuity contracts from insurance companies.

Except for curtailment, special termination benefits, and settlement costs related to the 2023 and 2025 Restructuring Programs, which are included in “Restructuring, goodwill impairment and asset related charges – net” in the consolidated statements of income, non-service cost components of net periodic benefit cost are included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 5 and 6 for additional information.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at Dec 31, 2025	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
In millions
2026	$1,528	$75
2027	1,396	72
2028	1,417	70
2029	1,421	67
2030	1,432	64
2031 - 2035	7,086	275
Total	$14,280	$623

Plan Assets
Plan assets consist primarily of equity and fixed income securities of United States and foreign issuers, and include alternative investments, such as real estate, private equity and absolute return strategies. Plan assets totaled $18.0 billion at December 31, 2025 and $18.2 billion at December 31, 2024 and included no directly held common stock of Dow Inc.

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

The weighted-average target allocation for plan assets of the Company's pension plans is summarized as follows:

Target Allocation for Plan Assets at Dec 31, 2025	Target Allocation
Asset Category
Equity securities	21%
Fixed income securities	49
Alternative investments	26
Other investments	4
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value at December 31, 2025 and 2024:

Basis of Fair Value Measurements	Dec 31, 2025				Dec 31, 2024
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,114	$1,765	$349	$—	$1,319	$1,087	$232	$—
Equity securities:
U.S. equity securities	$1,448	$1,438	$8	$2	$1,474	$1,466	$7	$1
Non - U.S. equity securities	929	906	17	6	1,620	1,488	127	5
Total equity securities	$2,377	$2,344	$25	$8	$3,094	$2,954	$134	$6
Fixed income securities:
Debt - government-issued	$3,722	$1	$3,721	$—	$3,805	$—	$3,805	$—
Debt - corporate-issued	2,839	374	2,465	—	3,189	308	2,881	—
Debt - asset-backed	35	—	35	—	42	—	42	—
Total fixed income securities	$6,596	$375	$6,221	$—	$7,036	$308	$6,728	$—
Alternative investments:
Private markets	$—	$—	$—	$—	$1	$—	$—	$1
Real estate	26	26	—	—	19	19	—	—
Derivatives - asset position	214	2	212	—	242	5	237	—
Derivatives - liability position	(409)	(2)	(407)	—	(423)	(5)	(418)	—
Total alternative investments	$(169)	$26	$(195)	$—	$(161)	$19	$(181)	$1
Other investments	$828	$—	$828	$—	$1,180	$—	$1,180	$—
Subtotal	$11,746	$4,510	$7,228	$8	$12,468	$4,368	$8,093	$7
Investments measured at net asset value:
Hedge funds	$946				$839
Private markets	4,109				3,556
Real estate	1,317				1,423
Total investments measured at net asset value	$6,372				$5,818
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$49				$81
Pension trust payables [2]	(168)				(198)
Total	$17,999				$18,169
1.Primarily receivables for investment securities sold.
2.Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2025 and 2024:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Fixed Income Securities	Alternative Investments	Total
In millions
Balance at Jan 1, 2024	$5	$1	$1	$7
Actual return on assets:
Relating to assets held at Dec 31, 2024	(1)	—	—	(1)
Purchases, sales and settlements, net	(1)	—	—	(1)
Transfers into Level 3, net	3	(1)	—	2
Balance at Dec 31, 2024	$6	$—	$1	$7
Actual return on assets:
Relating to assets held at Dec 31, 2025	2	—	(1)	1
Balance at Dec 31, 2025	$8	$—	$—	$8

Defined Contribution Plans
U.S. employees may participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. In addition, beginning on January 1, 2024, all eligible U.S. employees also receive an automatic non-elective contribution of 4 percent of eligible compensation to their respective defined contribution plans. Defined contribution plans also cover employees in some subsidiaries in other countries, including Canada, China, the Netherlands, Spain, Switzerland and the United Kingdom. Expense recognized for all defined contribution plans was $312 million in 2025, $312 million in 2024 and $214 million in 2023.

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

The total stock-based compensation expense included in the consolidated statements of income was $154 million, $159 million and $212 million in 2025, 2024 and 2023, respectively. The income tax benefits related to stock-based compensation arrangements were $34 million, $35 million and $47 million in 2025, 2024 and 2023, respectively.

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

The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

Weighted-Average Assumptions	2025	2024	2023
Dividend yield [1]	5.20%	5.08%	4.74%
Expected volatility	29.77%	29.70%	30.30%
Risk-free interest rate	4.44%	4.24%	3.83%
Expected life of stock options granted during period (years)	6.50	6.00	6.00
1.Beginning in 2025, the Company revised its method for determining the dividend yield assumption used in valuing stock options. The Company now uses the average historical dividend yield over the prior three years rather than the grant-date yield. This change was made to better reflect the historical stability of dividend payments and available information at the valuation date.

The dividend yield assumption was equal to the average historical dividend yield over the past three years, which reflected the Company's quarterly dividend payments of $0.70 per share in 2024, 2023 and 2022 on Dow Inc. common stock. The expected volatility assumptions for the 2025, 2024 and 2023 stock options were based on an equal weighting of the historical daily volatility for the expected term of the awards and current implied volatility from exchange-traded options. The expected volatility assumption for the market portion of the 2025, 2024 and 2023 PSU awards were based on historical daily volatility for the term of the award. The risk-free interest rate was based on the U.S. Treasury strip rates over the expected life of the 2025, 2024 and 2023 options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

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

On April 1, 2019 ("Original Effective Date"), in connection with the separation, the Company adopted the 2019 Stock Incentive Plan (the "2019 Plan"). On February 11, 2021, the Board approved the first amendment, which was approved by the Company's stockholders at the 2021 Annual Meeting of Stockholders held on April 15, 2021. Under the 2019 Plan, as amended in 2021, the Company may grant stock options, RSUs, PSUs, stock appreciation rights and stock units to employees and non-employee directors until the tenth anniversary of the Original Effective Date, subject to an aggregate limit and annual individual limits. The terms of the grants are fixed at the grant date. At December 31, 2025, there were approximately 26 million shares of common stock available for grant under the 2019 Plan.

Stock Options
The Company grants stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of the common stock on the grant date. Options vest from one year to three years and have a maximum term of ten years. The following table summarizes stock option activity for 2025:

Stock Options	2025
Shares in thousands	Shares	Exercise Price [1]
Outstanding at Jan 1, 2025	13,370	$57.35
Granted	1,779	$38.27
Forfeited/Expired	(1,038)	$49.81
Outstanding at Dec 31, 2025	14,111	$55.50
Remaining contractual life in years		4.53
Aggregate intrinsic value in millions	$—
Exercisable at Dec 31, 2025	11,191	$58.07
Remaining contractual life in years		3.47
Aggregate intrinsic value in millions	$—
1. Weighted-average per share.

Additional Information about Stock Options
In millions, except per share amounts	2025	2024	2023
Weighted-average fair value per share of options granted	$8.26	$10.94	$12.13
Total compensation expense for stock option plans	$14	$13	$13
Related tax benefit	$3	$3	$3
Total amount of cash received from the exercise of options	$—	$53	$77
Total intrinsic value of options exercised [1]	$—	$9	$40
Related tax benefit	$—	$2	$9
1.Difference between the market price at exercise and the price paid by the employee to exercise the options.

Total unrecognized compensation cost related to unvested stock option awards of $5 million at December 31, 2025, is expected to be recognized over a weighted-average period of 1.81 years.

Restricted Stock Units
The Company grants RSUs to certain employees and non-employee directors. The grants vest after a designated period of time, one to three years for employees and two years for non-employee directors. The following table shows changes in nonvested RSUs:

RSU Awards	2025
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at Jan 1, 2025	4,125	$57.09
Granted	3,109	$37.90
Vested	(2,250)	$50.55
Canceled	(246)	$46.60
Nonvested at Dec 31, 2025	4,738	$48.15
1.Weighted-average per share.

Additional Information about RSUs
In millions, except per share amounts	2025	2024	2023
Weighted-average fair value per share of RSUs granted	$37.90	$55.14	$58.39
Total fair value of RSUs vested [1]	$65	$86	$117
Related tax benefit	$14	$19	$26
Total compensation expense for RSU awards	$112	$110	$103
Related tax benefit	$25	$24	$23
1.Includes the fair value of shares vested in prior years and delivered in the reporting year.

Total unrecognized compensation cost related to RSU awards of $87 million at December 31, 2025 is expected to be recognized over a weighted-average period of 1.70 years. At December 31, 2025, approximately 2.3 million RSUs with a grant date weighted-average fair value per share of $49.61 had previously vested, but were not issued. These shares are scheduled to be issued to employees within six months to three years or to non-employee directors upon retirement.

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

The following table shows the PSU awards granted:

PSU Awards		Target Shares Granted [1]	Grant Date Fair Value [2]
Shares in thousands
Year	Performance Period
2025	Various [3]	24	$31.27
2025	Jan 1, 2025 - Dec 31, 2027	2,044	$38.46
2024	Various [3]	11	$51.93
2024	Jan 1, 2024 - Dec 31, 2026	1,366	$58.43
2023	Dec 18, 2023 – Dec 18, 2026 [3]	13	$54.25
2023	Jan 1, 2023 – Dec 31, 2025	1,233	$64.04
1.At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of target shares granted for the Jan 1 - Dec 31, 2025, 2024 and 2023 awards, and zero to 100 percent of target shares granted for the Dec 18, 2023 - Dec 18, 2026 and various 2024 and 2025 awards.
2.Weighted-average per share.
3.PSU awards granted with a three-year performance period and vest based on completion of a Company initiative.

The following table shows changes in nonvested PSUs:

PSUs	2025
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at Jan 1, 2025	3,619	$62.44
Granted	2,068	$38.38
Vested [2]	(1,095)	$65.82
Canceled	(127)	$46.90
Nonvested at Dec 31, 2025	4,465	$50.93
1.Weighted-average per share.
2.Includes 655,910 shares that were not delivered at vesting due to the final performance of the program.

Additional Information about PSUs
In millions, except share amounts	2025	2024	2023
Total fair value of PSUs vested and delivered [1]	$17	$127	$77
Related tax benefit	$4	$28	$17
Total compensation expense for PSU awards	$4	$9	$67
Related tax benefit	$1	$2	$15
Shares of PSUs settled in cash (in thousands) [2]	112	398	369
Total cash paid to settle PSUs [3]	$4	$44	$21
1.Includes the fair value of shares vested in prior years and delivered in the reporting year.
2.PSU awards vested in prior years and delivered in the reporting year.
3.Cash paid to certain executive employees for PSU awards vested in prior periods and delivered in the reporting year, equal to the value of the stock award on the date of delivery.

Total unrecognized compensation cost related to PSU awards of $24 million at December 31, 2025, is expected to be recognized over a weighted-average period of 1.81 years.

Employee Stock Purchase Plan
The Board unanimously approved the Dow Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which was approved by the Company's stockholders at the 2021 Annual Meeting of Stockholders held on April 15, 2021. Under the 2025 ESPP offering, most employees were eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased was determined using the amount contributed by the employee divided by the plan price. The plan price of the stock was equal to 85 percent of the fair market value (closing price) of the common stock at March 31, 2025 (beginning) or October 3, 2025 (ending) of the offering period, whichever was lower.

In 2025, employees subscribed to the right to purchase approximately 4.2 million shares at a weighted-average price of $20.25 per share. The plan price was fixed upon the close of the offering period. The shares were delivered to employees in the fourth quarter of 2025.

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

Additional Information about Employee Stock Purchase Plan
In millions, except per share amounts	2025	2024	2023
Weighted-average fair value per share of purchase rights granted	$7.44	$11.71	$11.75
Total compensation expense for ESPP	$24	$27	$29
Related tax benefit	$5	$6	$6
Total amount of cash received from the exercise of purchase rights	$85	$113	$111
Total intrinsic value of purchase rights exercised [1]	$15	$20	$20
Related tax benefit	$3	$4	$4
1.Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights.

NOTE 21 – FINANCIAL INSTRUMENTS
Refer to Note 22 for a summary of the fair value of financial instruments at December 31, 2025 and 2024.

Debt Securities
The Company’s investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the years ended December 31, 2025, 2024 and 2023.

Investing Results
In millions	2025	2024	2023
Proceeds from sales of available-for-sale securities	$606	$1,821	$985
Gross realized gains	$19	$36	$89
Gross realized losses	$(11)	$(21)	$(26)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Dec 31, 2025	Cost	Fair Value
In millions
Within one year	$120	$115
One to five years	1,058	996
Six to ten years	507	510
After ten years	660	582
Total	$2,345	$2,203

Portfolio managers regularly review the Company’s holdings to determine if any investments in debt securities are other-than-temporarily impaired. The analysis includes reviewing the amount of the impairment, as well as the length of time it has been impaired.

The credit rating of the issuer, current credit rating trends, the trends of the issuer’s overall sector, the ability of the issuer to pay expected cash flows and the length of time the security has been in a loss position are considered in determining whether unrealized losses represent an other-than-temporary impairment. The Company did not have any credit-related losses in 2025, 2024 or 2023.

The following table provides the fair value and gross unrealized losses of the Company’s investments in debt securities that were deemed to be temporarily impaired at December 31, 2025 and 2024, aggregated by investment category:

Temporarily Impaired Debt Securities at Dec 31	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
In millions
2025
Government debt [1]	$283	$(9)	$522	$(74)	$805	$(83)
Corporate bonds	370	(42)	334	(51)	704	(93)
Total temporarily impaired debt securities	$653	$(51)	$856	$(125)	$1,509	$(176)
2024
Government debt [1]	$388	$(18)	$482	$(105)	$870	$(123)
Corporate bonds	334	(55)	486	(83)	820	(138)
Total temporarily impaired debt securities	$722	$(73)	$968	$(188)	$1,690	$(261)
1.U.S. Treasury obligations, U.S. agency obligations, U.S. agency mortgage-backed securities and other municipalities' obligations.

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the year ended December 31, 2025. The net unrealized loss recognized in earnings on equity securities totaled $5 million for the year ended December 31, 2025 ($1 million net unrealized gain for the year ended December 31, 2024).

Investments in Equity Securities	Dec 31, 2025	Dec 31, 2024
In millions
Readily determinable fair value	$9	$14
Not readily determinable fair value [1]	$225	$153
1.In 2025, the Company recorded a $33 million upward adjustment to the carrying value of an equity security with no readily determinable fair value due to a financing round performed by the privately held investee. The equity issuance was determined to be an orderly transaction of a similar investment with an observable price change. There have been no other life-to-date material adjustments to the carrying value of investments without readily determinable fair values for impairment or observable price changes.

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

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored at all times, using value-at-risk and stress tests. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties. It is the Company’s policy to not have credit risk-related contingent features in its derivative instruments. No significant concentration of counterparty credit risk existed at December 31, 2025. The Company does not anticipate losses from credit risk, and the net cash requirements arising from counterparty risk associated with risk management activities are not expected to be material in 2026.

The Company revises its strategies as market conditions dictate and management reviews its overall financial strategies and the impacts from using derivatives in its risk management program with the Company’s senior leadership who also reviews these strategies with the Board and/or relevant committees thereof.

Derivative Instruments
The notional amounts of the Company's derivative instruments at December 31, 2025 and 2024, were as follows:

Notional Amounts [1]	Dec 31, 2025	Dec 31, 2024
In millions
Derivatives designated as hedging instruments
Interest rate contracts	$600	$1,870
Foreign currency contracts	$5,114	$3,144
Derivatives not designated as hedging instruments
Interest rate contracts	$97	$14
Foreign currency contracts	$10,560	$9,244
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at December 31, 2025 and 2024, were as follows:

Commodity Notionals [1]	Dec 31, 2025	Dec 31, 2024	Notional Volume Unit

Derivatives designated as hedging instruments
Hydrocarbon derivatives	9.5	3.2	million barrels of oil equivalent
Derivatives not designated as hedging instruments
Hydrocarbon derivatives	1.4	1.1	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maximum Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2027
Foreign currency contracts	2027
Commodity contracts	2028

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

The designated portion of the mark-to-market effects of the foreign currency contracts is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying item affects income, except for amounts excluded from the assessment of effectiveness that are recognized in earnings through an amortization approach.

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

Net Foreign Investment Hedges
The Company designates derivatives that qualify as effective net foreign investment hedges, the results of which are presented in the effect of derivative instruments table. The Company also utilizes non-derivative instruments as net foreign investment hedges. The Company had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $2,121 million at December 31, 2025 ($2,466 million at December 31, 2024).

The following table provides the fair value and balance sheet classification of derivative instruments at December 31, 2025 and 2024:

Fair Value of Derivative Instruments	Dec 31, 2025			Dec 31, 2024
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments
Interest rate contracts [3]	$9	$(9)	$—	$20	$(20)	$—
Interest rate contracts [4]	9	(8)	1	—	—	—
Foreign currency contracts [3]	54	(32)	22	33	(15)	18
Commodity contracts [3]	171	(147)	24	25	(14)	11
Commodity contracts [4]	54	(48)	6	46	(36)	10
Total	$297	$(244)	$53	$124	$(85)	$39
Derivatives not designated as hedging instruments
Foreign currency contracts [3]	$44	$(36)	$8	$74	$(16)	$58
Commodity contracts [3]	21	(17)	4	16	(1)	15
Commodity contracts [4]	2	—	2	4	(3)	1
Total	$67	$(53)	$14	$94	$(20)	$74
Total asset derivatives	$364	$(297)	$67	$218	$(105)	$113
Liability derivatives
Derivatives designated as hedging instruments
Interest rate contracts [5]	$12	$(9)	$3	$46	$(20)	$26
Interest rate contracts [6]	8	(8)	—	—	—	—
Foreign currency contracts [5]	71	(32)	39	75	(15)	60
Foreign currency contracts [6]	—	—	—	40	—	40
Commodity contracts [5]	182	(162)	20	16	(14)	2
Commodity contracts [6]	54	(48)	6	37	(36)	1
Total	$327	$(259)	$68	$214	$(85)	$129
Derivatives not designated as hedging instruments
Interest rate contracts [5]	$1	$—	$1	$1	$—	$1
Foreign currency contracts [5]	84	(36)	48	27	(16)	11
Commodity contracts [5]	21	(17)	4	8	(1)	7
Commodity contracts [6]	1	—	1	4	(3)	1
Total	$107	$(53)	$54	$40	$(20)	$20
Total liability derivatives	$434	$(312)	$122	$254	$(105)	$149
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $20 million at December 31, 2025 ($16 million at December 31, 2024). No cash collateral was posted by counterparties with the Company at December 31, 2025 and December 31, 2024.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]			Gain (loss) recognized in income [2]
In millions	2025	2024	2023	2025	2024	2023
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$—	$17	$(40)	$—
Excluded components 3, [5]	6	6	(18)	—	—	—
Cash flow hedges:
Interest rate contracts [3]	—	8	5	(5)	(13)	(10)
Foreign currency contracts [6]	21	(72)	20	(13)	6	2
Foreign currency contracts [7]	(5)	—	—	—	—	—
Commodity contracts [6]	(42)	28	(152)	(18)	—	(242)
Excluded components [5,6]	(1)	(8)	(4)	(7)	(7)	—
Excluded components [5,7]	9	—	—	9	—	—
Net foreign investment hedges:
Foreign currency contracts	(82)	20	60	—	—	—
Excluded components [5,7]	42	26	36	39	18	29
Total derivatives designated as hedging instruments	$(52)	$8	$(53)	$22	$(36)	$(221)
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$3	$—	$—
Foreign currency contracts [7]	—	—	—	(189)	183	(156)
Commodity contracts [6]	—	—	—	(18)	12	1
Commodity contracts [7]	—	—	—	3	—	—
Total return swap [6]	—	—	—	54	44	14
Total derivatives not designated as hedging instruments	$—	$—	$—	$(147)	$239	$(141)
Total derivatives	$(52)	$8	$(53)	$(125)	$203	$(362)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Dec 31, 2025
Cash flow hedges:
Interest rate contracts	$(3)
Commodity contracts	$(14)
Foreign currency contracts	$(2)
Excluded components	$(1)
Net foreign investment hedges:
Excluded components	$5

NOTE 22 – FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Dec 31, 2025				Dec 31, 2024
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$624	$—	$—	$624	$96	$—	$—	$96
Money market funds	Level 2	923	—	—	923	1,164	—	—	1,164
Marketable securities [2]	Level 2	446	—	(61)	385	453	—	(70)	383
Other investments:
Debt securities: [3]
Government debt [4]	Level 2	1,221	24	(83)	1,162	1,103	13	(123)	993
Corporate bonds	Level 1	14	—	(1)	13	18	—	(1)	17
Corporate bonds	Level 2	910	10	(57)	863	954	6	(88)	872
Corporate bonds	Level 3	200	—	(35)	165	200	—	(49)	151
Equity securities [3,5]	Level 1	4	5	—	9	4	10	—	14
Derivatives relating to: [6]
Interest rates	Level 2	—	18	—	18	—	20	—	20
Foreign currency	Level 2	—	98	—	98	—	107	—	107
Commodities	Level 1	—	2	—	2	—	4	—	4
Commodities	Level 2	—	246	—	246	—	87	—	87
Total assets at fair value					$4,508				$3,908
Liabilities at fair value:
Long-term debt including debt due within one year [7]	Level 2	$(18,071)	$1,746	$(342)	$(16,667)	$(16,208)	$1,487	$(484)	$(15,205)
Guarantee liability [8]	Level 3				(212)				(155)
Derivatives relating to: [6]
Interest rates	Level 2	—	—	(21)	(21)	—	—	(47)	(47)
Foreign currency	Level 2	—	—	(155)	(155)	—	—	(142)	(142)
Commodities	Level 1	—	—	(15)	(15)	—	—	(1)	(1)
Commodities	Level 2	—	—	(243)	(243)	—	—	(64)	(64)
Total liabilities at fair value					$(17,313)				$(15,614)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits and are included in "Cash and cash equivalents" in the consolidated balance sheets. At December 31, 2025, $555 million is included in "Cash and cash equivalents" ($96 million at December 31, 2024) and $69 million is included in "Other current assets" (zero at December 31, 2024) in the consolidated balance sheets.
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
5.Equity securities with a readily determinable fair value.
6.See Note 21 for the classification of derivatives in the consolidated balance sheets.
7.Cost includes fair value hedge adjustment gains of $27 million at December 31, 2025 and $9 million at December 31, 2024 on $5,538 million of debt at December 31, 2025 and $5,129 million of debt at December 31, 2024.
8.Estimated liability for TDCC's guarantee of Sadara's debt, of which $132 million is included in "Other noncurrent obligations" and $80 million is included in "Accrued and other current liabilities" in the consolidated balance sheets. See Note 15 for additional information.

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

There were no transfers between Levels 1 and 2 in the years ended December 31, 2025 and 2024.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The Level 3 asset value represents the fair value of an investment in a corporate bond, accounted for as a debt security.

The following table summarizes the changes in fair value measurements of the investment in a corporate bond using Level 3 inputs for the year ended December 31, 2025:

Fair Value Measurements Using Level 3 Inputs for Investment in Corporate Bond at Dec 31,	2025	2024
In millions
Balance at Jan 1	$151	$111
Gain included in AOCL [1]	14	40
Balance at Dec 31	$165	$151
1.Included in "Accumulated other comprehensive loss" in the consolidated balance sheets.

For liabilities classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s accrued liability related to the guarantee of Sadara's project financing debt is in proportion to the Company's 35 percent ownership interest in Sadara. The estimated fair value of the project financing debt guarantee was calculated using a "with" and "without" method. The fair value of the debt was calculated "with" the guarantee less the fair value of the debt "without" the guarantee. The "with" and "without" values were calculated using a discounted cash flow method based on contractual cash flows as well as projected prepayments made on the debt by Sadara. The Company has also guaranteed Sadara’s obligation related to its $500 million revolving credit facility. In the fourth quarter of 2025, Sadara drew $80 million from this facility. The estimated fair value of the revolving credit facility guarantee was calculated based on a discounted cash flow analysis of the Company’s expected obligation to make future payments on behalf of Sadara in the second quarter of 2026. See Note 15 for further information on guarantees classified as Level 3 measurements.

The following table summarizes the changes in fair value measurements using Level 3 inputs for the years ended December 31, 2025 and 2024:

Fair Value Measurements Using Level 3 Inputs for Accrued Liabilities of Sadara Guarantees at Dec 31,	2025	2024
In millions
Balance at Jan 1	$(155)	$(178)
Gain included in earnings [1]	23	23
Recognition of revolving credit facility liability	(80)	—
Balance at Dec 31	$(212)	$(155)
1.Included in "Equity in losses of nonconsolidated affiliates" in the consolidated income statements.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $109 million in private equity and $13 million in real estate at December 31, 2025 ($90 million in private equity and $15 million in real estate at December 31, 2024). There are no redemption restrictions and the unfunded commitments on these investments were $65 million at December 31, 2025 ($81 million at December 31, 2024).

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the bases used to measure certain assets at fair value on a nonrecurring basis in the consolidated balance sheets:

Basis of Fair Value Measurements on a Nonrecurring Basis at Dec 31	Fair Value Level	Fair Value	Total Losses
In millions
2025
Assets at fair value:
Long-lived assets and other assets	Level 3	$115	$657
Equity securities with no readily determinable fair value [1]	Level 2	55	—
Goodwill	Level 3	—	690
2024
Assets at fair value:
Long-lived assets and other assets	Level 3	$60	$53
1.See Note 21 for additional information related to the fair value determination.

2025 Fair Value Measurements on a Nonrecurring Basis
The Company recorded a charge for asset write-downs and write-offs, including the write-down of certain manufacturing facilities, corporate assets, leased, non-manufacturing facilities and other miscellaneous assets. The manufacturing facilities, corporate assets and certain leased, non-manufacturing facilities and other miscellaneous assets associated with this plan were written down to zero. In addition, impairments of certain leased, non-manufacturing facilities and other miscellaneous assets, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to a fair value of $110 million using unobservable inputs. The Company recorded impairment charges of $349 million for asset write-downs and write-offs, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Packaging & Specialty Plastics ($88 million), Industrial Intermediates & Infrastructure ($64 million), Performance Materials & Coatings ($150 million) and Corporate ($47 million).

As part of the 2023 Restructuring Program, the Company recorded impairment charges of $5 million for asset write-downs and write-offs, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure.

In the fourth quarter of 2025, the Company recognized a $303 million pretax impairment charge related to assets used for chlor-alkali, propylene oxide and brine production in Latin America. The assets were written down to $5 million using a discounted cash flow method. The impairment charge is included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income and related to Industrial Intermediates & Infrastructure ($232 million) and Packaging & Specialty Plastics ($71 million). See Note 6 for additional information.

In the fourth quarter of 2025, the Company performed its annual goodwill impairment testing and determined the Polyurethanes & Construction Chemicals reporting unit was impaired. The fair value of the reporting unit was estimated using a discounted cash flow and did not support the carrying value of the reporting unit. As a result, the Company recorded an impairment charge of $690 million related to Industrial Intermediates & Infrastructure. See Note 12 for additional information.

2024 Fair Value Measurements on a Nonrecurring Basis
As part of the 2023 Restructuring Program, the Company recorded impairment charges for asset write-downs and write-offs of $8 million related to the shutdown of certain polyurethanes assets (Industrial Intermediates & Infrastructure), $7 million related to the shutdown of certain silicones assets (Performance Materials & Coatings) and $1 million related to Corporate, included in "Restructuring, goodwill impairment and asset related charges - net" in the consolidated statements of income.

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

NOTE 23 – VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities ("VIEs")
The Company holds a variable interest in the following joint ventures or entities for which it is the primary beneficiary:

Infrastructure Entity
The Company has variable interests in Diamond Infrastructure Solutions, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S Gulf Coast as discussed in Note 18. The Company's variable interests relate to its membership interest and the service contracts between Diamond Infrastructure Solutions and Dow, under which a majority of the infrastructure services are provided to Dow using pass-through and cost-plus pricing. Diamond Infrastructure Solutions became a variable interest entity effective with the noncontrolling interest transaction on May 1, 2025. Dow is deemed the primary beneficiary as a result of decision rights held as the majority member.

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

Infrastructure Entity
The following table summarizes carrying amounts of Diamond Infrastructure Solutions' assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2025. Amounts presented are adjusted for intercompany eliminations.

Assets and Liabilities of Diamond Infrastructure Solutions at Dec 31
In millions	2025
Other current assets	$161
Net property	2,273
Other noncurrent assets	211
Total assets [1]	$2,645
Current liabilities	$414
Long-term debt	190
Other noncurrent obligations	351
Total liabilities [2]	$955
1.All assets were restricted at December 31, 2025.
2.All liabilities were nonrecourse at December 31, 2025.

Other Consolidated VIEs
In addition, the Company holds a variable interest and is the primary beneficiary of other joint ventures and entities. The following table summarizes the carrying amounts of other entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2025 and 2024. Amounts presented are adjusted for intercompany eliminations:

Assets and Liabilities of Other Consolidated VIEs at Dec 31
In millions	2025	2024
Cash and cash equivalents	$31	$22
Other current assets	253	250
Net property	112	122
Other noncurrent assets	15	15
Total assets [1]	$411	$409
Current liabilities	$24	$24
Other noncurrent obligations	13	13
Total liabilities [2]	$37	$37
1.Restricted assets totaled $194 million and $192 million at December 31, 2025 and 2024, respectively.
2.All liabilities were nonrecourse at December 31, 2025 and 2024.

Nonconsolidated VIEs
The Company holds a variable interest in the following entities for which the Company is not the primary beneficiary:

Silicon Joint Ventures
The Company holds minority voting interests in certain joint ventures that produce silicon inputs for the Company. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the obligation to absorb expected losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be VIEs. The Company is not the primary beneficiary, as it does not hold the power to direct the activities that most significantly impact the economic performance of these entities; therefore, the entities are accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities. At December 31, 2025, the Company's investment in these joint ventures was $136 million ($143 million at December 31, 2024), classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

NOTE 24 – RELATED PARTY TRANSACTIONS
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board from time to time, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board of Directors reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. The following table summarizes cash dividends TDCC declared and paid to Dow Inc. for 2025, 2024 and 2023.

TDCC Dividends	2025	2024	2023
In millions
Dividends declared [1]	$1,491	$2,578	$2,510
Cash dividends paid [2]	$1,503	$2,485	$2,510
1.Dividends declared for the year ended December 31, 2024 included $93 million of non-cash dividends.
2.Cash dividends paid for the year ended December 31, 2025 included $12 million related to the settlement of certain governance expenses.

At December 31, 2025 and 2024, TDCC's intercompany loan balance with Dow Inc. was insignificant.
NOTE 25 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales are attributed to geographic region based on customer location; long-lived assets are attributed to geographic region based on asset location.

Geographic Region Information	United States	EMEAI	Rest of World	Total
In millions
2025
Sales to external customers	$14,729	$12,589	$12,650	$39,968
Long-lived assets	$14,804	$2,750	$4,696	$22,250
2024
Sales to external customers	$15,304	$13,958	$13,702	$42,964
Long-lived assets	$15,216	$2,726	$4,062	$22,004
2023
Sales to external customers	$15,328	$14,537	$14,757	$44,622
Long-lived assets	$15,012	$2,681	$3,373	$21,066

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

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
2025
Net sales	$19,970	$11,163	$8,134	$39,267
Cost of sales	18,294	11,049	7,184	36,527
SARD [2]	890	483	608	1,981
Equity in earnings (losses) of nonconsolidated affiliates	35	(282)	5	(242)
Other segment income (expense) items [3]	6	90	(41)	55
Segment Operating EBIT [4]	$827	$(561)	$306	$572
2024
Net sales	$21,776	$11,869	$8,574	$42,219
Cost of sales	18,540	11,215	7,479	37,234
SARD [2]	977	518	690	2,185
Equity in earnings (losses) of nonconsolidated affiliates	81	(102)	11	(10)
Other segment income (expense) items [3]	33	91	(98)	26
Segment Operating EBIT [4]	$2,373	$125	$318	$2,816
2023
Net sales	$23,149	$12,538	$8,497	$44,184
Cost of sales	19,563	11,654	7,548	38,765
SARD [2]	964	574	690	2,228
Equity in earnings (losses) of nonconsolidated affiliates	130	(276)	20	(126)
Other segment income (expense) items [3]	(52)	90	(60)	(22)
Segment Operating EBIT [4]	$2,700	$124	$219	$3,043
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC in 2025, 2024 and 2023, is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Income (loss) before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Income (Loss) Before Income Taxes"	2025	2024	2023
In millions
Segment Operating EBIT	$572	$2,816	$3,043
+ Corporate Operating EBIT	(150)	(228)	(265)
+ Interest income	152	200	229
- Interest expense and amortization of debt discount	865	811	746
+ Significant items	(2,220)	(377)	(1,605)
Income (loss) before income taxes	$(2,511)	$1,600	$656

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
2025
Net sales	$19,970	$11,163	$8,134	$39,267	$701	$39,968
Depreciation and amortization	$1,439	$622	$740	$2,801	$33	$2,834
Capital expenditures	$1,911	$351	$217	$2,479	$—	$2,479
Operating EBIT	$827	$(561)	$306	$572	$(150)	$422
2024
Net sales	$21,776	$11,869	$8,574	$42,219	$745	$42,964
Depreciation and amortization	$1,483	$599	$776	$2,858	$36	$2,894
Capital expenditures	$1,949	$675	$316	$2,940	$—	$2,940
Operating EBIT	$2,373	$125	$318	$2,816	$(228)	$2,588
2023
Net sales	$23,149	$12,538	$8,497	$44,184	$438	$44,622
Depreciation and amortization	$1,285	$524	$778	$2,587	$24	$2,611
Capital expenditures	$1,457	$477	$422	$2,356	$—	$2,356
Operating EBIT	$2,700	$124	$219	$3,043	$(265)	$2,778
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
2025
Total assets	$30,251	$11,263	$11,407	$52,921	$5,617	$58,538
Investments in nonconsolidated affiliates [1]	$677	$413	$137	$1,227	$37	$1,264
2024
Total assets	$29,034	$11,928	$11,170	$52,132	$5,180	$57,312
Investments in nonconsolidated affiliates [1]	$711	$367	$146	$1,224	$42	$1,266
2023
Total assets	$28,692	$11,993	$12,080	$52,765	$5,202	$57,967
Investments in nonconsolidated affiliates [1]	$705	$384	$136	$1,225	$42	$1,267
1.See Note 11 for additional information regarding the Company's investments in nonconsolidated affiliates.

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBIT:

Significant Items by Segment for 2025	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$(1)	$—	$(1)	$(50)	$(51)
2025 Restructuring Program severance and related benefit costs and asset related charges [2]	(165)	(95)	(150)	(410)	(452)	(862)
Implementation costs [3]	—	—	—	—	(53)	(53)
Goodwill impairment [4]	—	(690)	—	(690)	—	(690)
Asset related charges [5]	(71)	(232)	—	(303)	—	(303)
Pension settlement charges [6]	—	—	—	—	(323)	(323)
Net gain on divestitures and asset sale [7]	—	103	—	103	110	213
Litigation related charges, awards and adjustments [8]	—	—	—	—	42	42
Loss on early extinguishment of debt [9]	—	—	—	—	(78)	(78)
Indemnification and other transaction related costs [10]	—	—	—	—	(115)	(115)
Total	$(236)	$(915)	$(150)	$(1,301)	$(919)	$(2,220)
1.Includes restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. Also includes impairment charges related to the write-down of certain manufacturing assets, partially offset by an asset related credit adjustment. See Note 5 for additional information.
2.Severance and related benefit costs and impairment charges related to the write-down of certain manufacturing facilities, corporate assets, leased non-manufacturing facilities and other miscellaneous assets associated with the Company's 2025 Restructuring Program. See Note 5 for additional information.
3.Implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of Diamond Infrastructure Solutions.
4.Related to a pretax impairment charge related to goodwill associated with the Polyurethanes & Construction Chemicals reporting unit. See Note 12 for additional information.
5.Related to a pretax impairment charge related to impairment charge related to assets used for chlor-alkali, propylene oxide and brine production in Latin America. See Notes 5 and 22 for additional information.
6.Non-cash settlement charges related to the termination of certain Company pension plans in the United States and the United Kingdom. See Note 19 for additional information.
7.Relates to a gain on the sale of the Company's ownership interest in a nonconsolidated affiliate, and a gain on the sale of the soil fumigation product line. See Note 4 for additional information.
8.Includes a gain associated with the reassessment of liabilities for certain accrued Groundwater Matters, partially offset by the settlement of a separate claim related to water storage district Groundwater Matters. See Note 15 for additional information.
9.The Company retired outstanding long-term debt resulting in a loss on early extinguishment. See Note 14 for additional information.
10.Primarily includes a charge related to an arbitration settlement agreement for historical product claims from a divested business. Also includes charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 15 for additional information.

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

Significant Items by Segment for 2023	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Restructuring, implementation costs and asset related charges - net [1]	$(1)	$(50)	$(67)	$(118)	$(623)	$(741)
Litigation related charges, awards and adjustments [2]	106	(177)	—	(71)	—	(71)
Argentine peso devaluation [3]	(52)	(16)	—	(68)	(109)	(177)
Pension settlement charges [4]	—	—	—	—	(642)	(642)
Indemnification and other transaction related costs [5]	—	—	—	—	26	26
Total	$53	$(243)	$(67)	$(257)	$(1,348)	$(1,605)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

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

Management assessed the effectiveness of the Companies' internal control over financial reporting and concluded that, as of December 31, 2025, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Dow Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dow Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 3, 2026, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Dow Chemical Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Dow Chemical Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 3, 2026, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/S/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 3, 2026

ITEM 9B. OTHER INFORMATION
During the fourth quarter ended December 31, 2025, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to Directors, certain executive officers and certain corporate governance matters (including identification of members of the Audit Committee of the Board and financial expert(s)) is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I, Item 1. Business under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of Dow Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of Dow Inc. common stock is contained in the definitive Proxy Statement for the 2026 Annual Meeting of the Stockholders of Dow Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Dow Inc. and is incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Dow Inc. and are incorporated herein by reference.

This information is omitted for The Dow Chemical Company pursuant to General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accountants
Information with respect to fees and services related to the Company's independent auditors, Deloitte & Touche LLP ("Deloitte"), and the disclosure of the preapproval policies and procedures of the Audit Committee of the Board are contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Dow Inc. and are incorporated herein by reference.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

(1)    The Company’s 2025 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 34) are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

4.5
Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Dow Inc. and The Dow Chemical Company's Current Report on Form 8-K filed with the SEC on February 2, 2026).

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

19
Dow Inc. Insider Trading Compliance Policy effective as of December 12, 2024 (incorporated by reference to Exhibit 19 to Dow Inc. and The Dow Chemical Company's Annual Report on Form 10-K filed with the SEC on February 4, 2025).

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

97.2
The Dow Chemical Company Compensation Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 97.2 to Dow Inc. and The Dow Chemical Company’s Annual Report on Form 10-K filed with the SEC on February 4, 2025).

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
Valuation and Qualifying Accounts	Schedule II

(In millions) For the years ended Dec 31,	2025	2024	2023
Accounts Receivable - Allowance for Doubtful Receivables
Balance at beginning of year	$95	$81	$110
Additions charged to expenses [1]	23	28	21
Deductions from reserves [2]	(59)	(14)	(50)
Balance at end of year	$59	$95	$81
Inventory - Obsolescence Reserve
Balance at beginning of year	$88	$70	$57
Additions charged to expenses	14	27	20
Deductions from reserves [3]	(2)	(9)	(7)
Balance at end of year	$100	$88	$70
Reserves for Other Investments and Noncurrent Receivables
Balance at beginning of year	$1,650	$1,751	$1,950
Additions charged to expenses [4]	5	14	31
Deductions from reserves [5]	(214)	(115)	(230)
Balance at end of year	$1,441	$1,650	$1,751
Deferred Tax Assets - Valuation Allowance
Balance at beginning of year	$2,748	$2,948	$1,269
Additions charged to expenses [6]	633	55	1,864
Deductions from reserves	(331)	(255)	(185)
Balance at end of year	$3,050	$2,748	$2,948
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
4.Additions included a $23 million reclassification from "Accounts Receivable - Allowance for Doubtful Receivables" in 2023.
5.Deductions included $81 million related to the Company’s investment in DowAksa, which was converted to cash in 2025. See Note 4 to the Consolidated Financial Statements for additional information. Deductions also included a $23 million reclassification to "Accounts Receivable - Allowance for Doubtful Receivables" in 2024, $143 million related to the Company's investment in a previously held equity method investment, which was converted to cash, in 2023, and $77 million in 2025, 2024 and 2023 related to the Company's investment in Sadara. See Note 11 to the Consolidated Financial Statements for additional information.
6.Additions in 2023 include increases in valuation allowances related to foreign tax assets that are expected to expire without being utilized.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2026.

DOW INC.
THE DOW CHEMICAL COMPANY

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski, Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 3, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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