Form 10-Q
period 2026-03-31
DOW INC.; DOW CHEMICAL CO /DE/
filed 2026-04-24
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Dow Inc. had 720,741,438 shares of common stock, $0.01 par value, outstanding at March 31, 2026. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at March 31, 2026, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2026

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

Forward-looking statements are based on current assumptions and expectations of future events that are subject to risks, uncertainties and other factors that are beyond Dow’s control, which may cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements and speak only as of the date the statements were made. These factors include, but are not limited to: sales of Dow’s products; Dow’s expenses, future revenues and profitability; any supply chain, operational or other disruptions, sanctions, export restrictions, or increased economic uncertainty related to the ongoing conflicts between Russia and Ukraine and in the Middle East; capital requirements and need for and availability of financing; unexpected barriers in the development of technology, including with respect to Dow's contemplated capital and operating projects; Dow's ability to realize its commitment to carbon neutrality on the contemplated timeframe, including the completion and success of its integrated ethylene cracker and derivatives facility in Alberta, Canada; size of the markets for Dow’s products and services and ability to compete in such markets; Dow's ability to develop and market new products and optimally manage product life cycles; the rate and degree of market acceptance of Dow’s products; significant litigation and environmental matters and related contingencies and unexpected expenses; the success of competing technologies that are or may become available; the ability to protect Dow’s intellectual property in the United States and abroad; Dow's ability to realize expected benefits from Transform to Outperform on the contemplated timeframe; developments related to contemplated restructuring activities and proposed divestitures or acquisitions such as workforce reduction, manufacturing facility and/or asset closure and related exit and disposal activities, and the benefits and costs associated with each of the foregoing; fluctuations in energy and raw material prices; management of process safety and product stewardship; changes in relationships with Dow’s significant customers and suppliers; changes in public sentiment and political leadership; increased concerns about plastics in the environment and lack of a circular economy for plastics at scale; changes in consumer preferences and demand; changes in laws and regulations, political conditions, tariffs and trade policies, or industry development; global economic and capital markets conditions, such as inflation, market uncertainty, interest and currency exchange rates, and equity and commodity prices; business, logistics and supply disruptions; security threats, such as acts of sabotage, terrorism or war, including the ongoing conflicts between Russia and Ukraine and in the Middle East; weather events and natural disasters; disruptions in Dow’s information technology networks and systems, including the impact of cyberattacks; risks related to Dow’s separation from DowDuPont Inc. such as Dow’s obligation to indemnify DuPont de Nemours, Inc. and/or Corteva, Inc. for certain liabilities; and any global and regional economic impacts of a pandemic or other public health-related risks and events on Dow’s business.

Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. A detailed discussion of principal risks and uncertainties which may cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These are not the only risks and uncertainties that Dow faces. There may be other risks and uncertainties that Dow is unable to identify at this time or that Dow does not currently expect to have a material impact on its business. If any of those risks or uncertainties develops into an actual event, it could have a material adverse effect on Dow’s business. Dow Inc. and TDCC assume no obligation to update or revise publicly any forward-looking statements whether because of new information, future events, or otherwise, except as required by securities and other applicable laws.

Dow's website and its content are not deemed incorporated by reference into this report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2026	Mar 31, 2025
Net sales	$9,794	$10,431
Cost of sales	9,154	9,760
Research and development expenses	181	200
Selling, general and administrative expenses	417	366
Amortization of intangibles	46	76
Restructuring and asset related charges - net	27	208
Equity in losses of nonconsolidated affiliates	(303)	(20)
Sundry income (expense) - net	121	13
Interest income	42	28
Interest expense and amortization of debt discount	219	216
Loss before income taxes	(390)	(374)
Provision (credit) for income taxes	55	(84)
Net loss	(445)	(290)
Net income attributable to noncontrolling interests	88	17
Net loss available for Dow Inc. common stockholders	$(533)	$(307)

Per common share data:
Loss per common share - basic	$(0.74)	$(0.44)
Loss per common share - diluted	$(0.74)	$(0.44)

Weighted-average common shares outstanding - basic	721.2	706.9
Weighted-average common shares outstanding - diluted	721.2	706.9

Depreciation	$522	$512
Capital expenditures	$503	$685
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Net loss	$(445)	$(290)
Other comprehensive income (loss), net of tax
Unrealized gains on investments	11	32
Cumulative translation adjustments	(99)	122
Pension and other postretirement benefit plans	36	20
Derivative instruments	14	(20)
Total other comprehensive income (loss)	(38)	154
Comprehensive loss	(483)	(136)
Comprehensive income attributable to noncontrolling interests, net of tax	88	17
Comprehensive loss attributable to Dow Inc.	$(571)	$(153)
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2026: $259; 2025: $31)	$4,110	$3,816
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2026: $63; 2025: $59)	5,185	4,762
Other	2,224	1,876
Inventories	6,775	6,595
Other current assets	1,175	1,013
Total current assets (variable interest entities restricted - 2026: $465; 2025: $228)	19,469	18,062
Investments
Investment in nonconsolidated affiliates	1,138	1,264
Other investments (investments carried at fair value - 2026: $2,236; 2025: $2,212)	3,008	3,017
Noncurrent receivables	444	309
Total investments	4,590	4,590
Property
Property	66,017	65,863
Less: Accumulated depreciation	43,909	43,613
Net property (variable interest entities restricted - 2026: $2,362; 2025: $2,385)	22,108	22,250
Other Assets
Goodwill	7,947	7,978
Other intangible assets (net of accumulated amortization - 2026: $5,770; 2025: $5,727)	1,426	1,486
Operating lease right-of-use assets	1,426	1,356
Deferred income tax assets	1,525	1,511
Deferred charges and other assets	1,289	1,305
Total other assets (variable interest entities restricted - 2026: $220; 2025: $226)	13,613	13,636
Total Assets	$59,780	$58,538
Liabilities and Equity
Current Liabilities
Notes payable	$88	$90
Long-term debt due within one year	793	222
Accounts payable:
Trade	4,769	4,151
Other	1,392	1,394
Operating lease liabilities - current	348	340
Income taxes payable	344	337
Accrued and other current liabilities	2,802	2,649
Total current liabilities (variable interest entities nonrecourse - 2026: $451; 2025: $438)	10,536	9,183
Long-Term Debt (variable interest entities nonrecourse - 2026: $184; 2025: $190)	17,254	17,849
Other Noncurrent Liabilities
Deferred income tax liabilities	348	364
Pension and other postretirement benefits - noncurrent	4,542	4,694
Asbestos-related liabilities - noncurrent	602	628
Operating lease liabilities - noncurrent	1,146	1,097
Other noncurrent obligations	8,589	7,201
Total other noncurrent liabilities (variable interest entities nonrecourse - 2026: $350; 2025: $364)	15,227	13,984
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2026: 791,896,099 shares; 2025: 790,287,565 shares)	8	8
Additional paid-in capital	11,062	11,112
Retained earnings	15,992	16,781
Accumulated other comprehensive loss	(7,698)	(7,660)
Treasury stock at cost (2026: 71,154,661 shares; 2025: 73,065,152 shares)	(4,115)	(4,233)
Dow Inc.’s stockholders’ equity	15,249	16,008
Noncontrolling interests	1,514	1,514
Total equity	16,763	17,522
Total Liabilities and Equity	$59,780	$58,538
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
Operating Activities
Net loss	$(445)	$(290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	719	714
Credit for deferred income tax	(48)	(177)
Earnings of nonconsolidated affiliates less than dividends received	502	133
Net periodic pension benefit credit	(8)	(26)
Pension contributions	(41)	(31)
Net gain on sales of assets, businesses and investments	(4)	(2)
Restructuring and asset related charges - net	27	208
Other net (gain) loss	(14)	185
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(531)	(301)
Inventories	(180)	(221)
Accounts payable	551	38
Other assets and liabilities, net	596	(126)
Cash provided by operating activities - continuing operations	1,124	104
Cash provided by (used for) operating activities - discontinued operations	—	(13)
Cash provided by operating activities	1,124	91
Investing Activities
Capital expenditures	(503)	(685)
Proceeds from incentives related to capital expenditures	40	—
Cash flow hedging related to capital expenditures	3	—
Investment in gas field developments	(21)	(30)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	4	3
Investments in and loans to nonconsolidated affiliates	—	(3)
Purchases of investments	(331)	(104)
Proceeds from sales and maturities of investments	319	416
Other investing activities, net	41	2
Cash used for investing activities	(448)	(401)
Financing Activities
Changes in short-term notes payable	—	(1)
Proceeds from issuance of short-term debt greater than three months	4	11
Payments on short-term debt greater than three months	(4)	(6)
Proceeds from issuance of long-term debt	52	1,013
Payments on long-term debt	(46)	(957)
Collections on securitization programs, net of remittances	—	15
Transaction financing, debt issuance and other costs	(1)	(64)
Employee taxes paid for share-based payment arrangements	(14)	(16)
Distributions to noncontrolling interests	(59)	(22)
Dividends paid to stockholders	(252)	(494)
Cash used for financing activities	(320)	(521)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	123
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	283	(708)
Cash, cash equivalents and restricted cash at beginning of period	3,952	2,263
Cash, cash equivalents and restricted cash at end of period	$4,235	$1,555
Less: Restricted cash and cash equivalents, included in "Other current assets"	125	90
Cash and cash equivalents at end of period	$4,110	$1,465
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2026	Mar 31, 2025
Common Stock
Balance at beginning and end of period	$8	$8
Additional Paid-in Capital
Balance at beginning of period	11,112	9,203
Stock-based compensation	68	87
Treasury stock issuances - compensation and benefit plans	(118)	(95)
Balance at end of period	11,062	9,195
Retained Earnings
Balance at beginning of period	16,781	20,909
Net loss available for Dow Inc. common stockholders	(533)	(307)
Dividends to stockholders	(252)	(494)
Other	(4)	(7)
Balance at end of period	15,992	20,101
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,660)	(8,110)
Other comprehensive income (loss)	(38)	154
Balance at end of period	(7,698)	(7,956)
Treasury Stock
Balance at beginning of period	(4,233)	(4,655)
Treasury stock issuances - compensation and benefit plans	118	95
Balance at end of period	(4,115)	(4,560)
Dow Inc.'s stockholders' equity	15,249	16,788
Noncontrolling Interests	1,514	507
Total Equity	$16,763	$17,295

Dividends declared per share of common stock	$0.35	$0.70
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Net sales	$9,794	$10,431
Cost of sales	9,153	9,759
Research and development expenses	181	200
Selling, general and administrative expenses	417	366
Amortization of intangibles	46	76
Restructuring and asset related charges - net	27	208
Equity in losses of nonconsolidated affiliates	(303)	(20)
Sundry income (expense) - net	121	13
Interest income	43	29
Interest expense and amortization of debt discount	219	216
Loss before income taxes	(388)	(372)
Provision (credit) for income taxes	55	(84)
Net loss	(443)	(288)
Net income attributable to noncontrolling interests	88	17
Net loss available for The Dow Chemical Company common stockholder	$(531)	$(305)

Depreciation	$522	$512
Capital expenditures	$503	$685
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Net loss	$(443)	$(288)
Other comprehensive income (loss), net of tax
Unrealized gains on investments	11	32
Cumulative translation adjustments	(99)	122
Pension and other postretirement benefit plans	36	20
Derivative instruments	14	(20)
Total other comprehensive income (loss)	(38)	154
Comprehensive loss	(481)	(134)
Comprehensive income attributable to noncontrolling interests, net of tax	88	17
Comprehensive loss attributable to The Dow Chemical Company	$(569)	$(151)
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Mar 31, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2026: $259; 2025: $31)	$4,110	$3,816
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2026: $63; 2025: $59)	5,185	4,762
Other	2,224	1,880
Inventories	6,775	6,595
Other current assets	1,134	974
Total current assets (variable interest entities restricted - 2026: $465; 2025: $228)	19,428	18,027
Investments
Investment in nonconsolidated affiliates	1,138	1,264
Other investments (investments carried at fair value - 2026: $2,236; 2025: $2,212)	3,008	3,017
Noncurrent receivables	439	303
Total investments	4,585	4,584
Property
Property	66,017	65,863
Less accumulated depreciation	43,909	43,613
Net property (variable interest entities restricted - 2026: $2,362; 2025: $2,385)	22,108	22,250
Other Assets
Goodwill	7,947	7,978
Other intangible assets (net of accumulated amortization - 2026: $5,770; 2025: $5,727)	1,426	1,486
Operating lease right-of-use assets	1,426	1,356
Deferred income tax assets	1,525	1,511
Deferred charges and other assets	1,289	1,305
Total other assets (variable interest entities restricted - 2026: $220; 2025: $226)	13,613	13,636
Total Assets	$59,734	$58,497
Liabilities and Equity
Current Liabilities
Notes payable	$88	$90
Long-term debt due within one year	793	222
Accounts payable:
Trade	4,769	4,151
Other	1,392	1,394
Operating lease liabilities - current	348	340
Income taxes payable	344	337
Accrued and other current liabilities	2,686	2,542
Total current liabilities (variable interest entities nonrecourse - 2026: $451; 2025: $438)	10,420	9,076
Long-Term Debt (variable interest entities nonrecourse - 2026: $184; 2025: $190)	17,254	17,849
Other Noncurrent Liabilities
Deferred income tax liabilities	348	364
Pension and other postretirement benefits - noncurrent	4,542	4,694
Asbestos-related liabilities - noncurrent	602	628
Operating lease liabilities - noncurrent	1,146	1,097
Other noncurrent obligations	8,457	7,063
Total other noncurrent liabilities (variable interest entities nonrecourse - 2026: $350: 2025: $364)	15,095	13,846
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	12,025	11,957
Retained earnings	11,124	11,915
Accumulated other comprehensive loss	(7,698)	(7,660)
The Dow Chemical Company’s stockholder's equity	15,451	16,212
Noncontrolling interests	1,514	1,514
Total equity	16,965	17,726
Total Liabilities and Equity	$59,734	$58,497
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
Operating Activities
Net loss	$(443)	$(288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	719	714
Credit for deferred income tax	(48)	(177)
Earnings of nonconsolidated affiliates less than dividends received	502	133
Net periodic pension benefit credit	(8)	(26)
Pension contributions	(41)	(31)
Net gain on sales of assets, businesses and investments	(4)	(2)
Restructuring and asset related charges - net	27	208
Other net (gain) loss	(13)	185
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(531)	(301)
Inventories	(180)	(221)
Accounts payable	551	38
Other assets and liabilities, net	598	(120)
Cash provided by operating activities	1,129	112
Investing Activities
Capital expenditures	(503)	(685)
Proceeds from incentives related to capital expenditures	40	—
Cash flow hedging related to capital expenditures	3	—
Investment in gas field developments	(21)	(30)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	4	3
Investments in and loans to nonconsolidated affiliates	—	(3)
Purchases of investments	(331)	(104)
Proceeds from sales and maturities of investments	319	416
Other investing activities, net	41	2
Cash used for investing activities	(448)	(401)
Financing Activities
Changes in short-term notes payable	—	(1)
Proceeds from issuance of short-term debt greater than three months	4	11
Payments on short-term debt greater than three months	(4)	(6)
Proceeds from issuance of long-term debt	52	1,013
Payments on long-term debt	(46)	(957)
Collections on securitization programs, net of remittances	—	15
Transaction financing, debt issuance and other costs	(1)	(64)
Employee taxes paid for share-based payment arrangements	(14)	(16)
Distributions to noncontrolling interests	(59)	(22)
Dividends paid to Dow Inc.	(257)	(515)
Cash used for financing activities	(325)	(542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	123
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	283	(708)
Cash, cash equivalents and restricted cash at beginning of period	3,952	2,263
Cash, cash equivalents and restricted cash at end of period	$4,235	$1,555
Less: Restricted cash and cash equivalents, included in "Other current assets"	125	90
Cash and cash equivalents at end of period	$4,110	$1,465
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended
In millions (Unaudited)	Mar 31, 2026	Mar 31, 2025
Common Stock
Balance at beginning and end of period	$—	$—
Additional Paid-in Capital
Balance at beginning of period	11,957	9,626
Stock-based compensation	68	87
Balance at end of period	12,025	9,713
Retained Earnings
Balance at beginning of period	11,915	16,020
Net loss available for The Dow Chemical Company common stockholder	(531)	(305)
Dividends to Dow Inc.	(257)	(515)
Other	(3)	(7)
Balance at end of period	11,124	15,193
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,660)	(8,110)
Other comprehensive income (loss)	(38)	154
Balance at end of period	(7,698)	(7,956)
The Dow Chemical Company's stockholder's equity	15,451	16,950
Noncontrolling Interests	1,514	507
Total Equity	$16,965	$17,457
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries (Unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Dow Inc. is the direct parent company of The Dow Chemical Company and its consolidated subsidiaries ("TDCC" and together with Dow Inc., "Dow" or the "Company"). The unaudited interim consolidated financial statements of Dow Inc. and TDCC were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K").

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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S. Gulf Coast and became a consolidated variable interest entity on May 1, 2025. See Note 19 for additional information about Diamond Infrastructure Solutions.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at March 31, 2026
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. While the adoption of ASU 2024-03 will result in enhanced disclosures, the Company does not expect it will have a material impact on its financial condition or results of operations.

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

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent for the three months ended March 31, 2026 (97 percent for the three months ended March 31, 2025). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2026, the Company had unfulfilled performance obligations of $587 million ($617 million at December 31, 2025) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Hydrocarbons & Energy	$1,306	$1,578
Packaging and Specialty Plastics	3,613	3,732
Packaging & Specialty Plastics	$4,919	$5,310
Industrial Solutions	$968	$1,054
Polyurethanes & Construction Chemicals	1,653	1,797
Other	5	4
Industrial Intermediates & Infrastructure	$2,626	$2,855
Coatings & Performance Monomers	$819	$845
Consumer Solutions	1,261	1,226
Performance Materials & Coatings	$2,080	$2,071
Corporate	$169	$195
Total	$9,794	$10,431

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
U.S. & Canada	$3,796	$4,227
EMEAI [1]	3,184	3,274
Asia Pacific	1,738	1,858
Latin America	1,076	1,072
Total	$9,794	$10,431
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

Revenue recognized in the first three months of 2026 from amounts included in contract liabilities at the beginning of the period was approximately $65 million (approximately $80 million in the first three months of 2025). In the first three months of 2026 and 2025, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant.

The following table summarizes contract assets and liabilities at March 31, 2026 and December 31, 2025:

Contract Assets and Liabilities	Balance Sheet Classification	Mar 31, 2026	Dec 31, 2025
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,185	$4,762
Contract liabilities - current	Accrued and other current liabilities	$215	$221
Contract liabilities - noncurrent	Other noncurrent obligations	$1,675	$1,727

NOTE 4 – RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which include asset impairments, are recorded in "Restructuring and asset related charges - net" in the consolidated statements of income. For additional information on the Company's restructuring programs and other asset related charges, see Note 5 to the Consolidated Financial Statements included in the 2025 10-K.

Transform to Outperform
On January 26, 2026, the Dow Inc. Board of Directors ("Board") approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company's operating model, reducing its cost structure and delivering faster growth. The actions, which include a workforce reduction of approximately 4,500 roles, are expected to be substantially complete by the end of 2027. In the first quarter of 2026, the Company recorded pretax charges of $27 million for severance and related benefits costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income, related to Corporate.

At March 31, 2026, $27 million of the Transform to Outperform reserve balance was included in "Accrued and other current liabilities" in the consolidated balance sheets.

2025 Restructuring Program
On January 27, 2025, the Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. These actions, which include a workforce reduction of approximately 1,500 roles, are expected to be substantially complete by the end of 2026.

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. The actions related to the shutdown of these assets are expected to be substantially complete by the end of 2027.

The following table summarizes the activities related to the 2025 Restructuring Program, including segment information:

2025 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Corporate	$207	$—	$—	$207
Total restructuring charges	$207	$—	$—	$207
Reserve balance at Mar 31, 2025	$207	$—	$—	$207
Packaging & Specialty Plastics	$—	$81	$77	$158
Industrial Intermediates & Infrastructure	—	63	26	89
Performance Materials & Coatings	—	147	—	147
Corporate	154	43	—	197
Total restructuring charges	$154	$334	$103	$591
Charges against the reserve [1]	—	(334)	(103)	(437)
Cash payments	(16)	—	—	(16)
Reserve balance at Jun 30, 2025	$345	$—	$—	$345
Packaging & Specialty Plastics	$—	$3	$—	$3
Industrial Intermediates & Infrastructure	—	1	5	6
Performance Materials & Coatings	—	3	—	3
Corporate	—	1	10	11
Total restructuring charges	$—	$8	$15	$23
Charges against the reserve [1]	—	(8)	(15)	(23)
Cash payments	(66)	—	—	(66)
Reserve balance at Sep 30, 2025	$279	$—	$—	$279
Packaging & Specialty Plastics	$—	$4	$—	$4
Corporate	28	3	6	37
Total restructuring charges	$28	$7	$6	$41
Charges against the reserve [1]	—	(7)	(6)	(13)
Cash payments	(44)	—	—	(44)
Reserve balance at Dec 31, 2025	$263	$—	$—	$263
Cash payments	(69)	—	—	(69)
Reserve balance at Mar 31, 2026	$194	$—	$—	$194
1.Costs associated with exit and disposal activities relate to asset retirement obligations and pension benefit settlement costs.

At March 31, 2026, $57 million of the restructuring reserve balance was included in "Accrued and other current liabilities" ($123 million at December 31, 2025) and $137 million was included in "Other noncurrent obligations" ($140 million at December 31, 2025) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $862 million inception-to-date under the 2025 Restructuring Program, consisting of severance and related benefit costs of $389 million, asset write-downs and write-offs of $349 million and costs associated with exit and disposal activities of $124 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions and costs associated with the Company's restructuring actions, are expected to result in additional cash expenditures of approximately $200 million. Restructuring implementation costs totaled $21 million for the three months ended March 31, 2026 (zero for the three months ended March 31, 2025).

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Non-operating pension and other postretirement benefit plan net credits [1]	$19	$38
Foreign exchange gains [2]	44	7
Gain related to Nova ethylene asset matter [3]	26	—
Gain (loss) on sales of other assets and investments	6	(3)
Loss on early extinguishment of debt	—	(60)
Other - net	26	31
Total sundry income (expense) – net	$121	$13
1.See Note 15 for additional information.
2.Foreign exchange gains for the three months ended March 31, 2026 relate primarily to the Euro.
3.See Note 11 for additional information.

Sundry income (expense) - net for TDCC for the three months ended March 31, 2026 and 2025 is substantially the same as that of Dow Inc. and, therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Mar 31, 2026	Dec 31, 2025
In millions
Gross cash value	$514	$543
Less: Existing drawdowns [1]	193	197
Less: Accrued interest on drawdowns [2]	4	2
Investments in company-owned life insurance [3]	$317	$344
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At March 31, 2026, outstanding obligations confirmed as valid under the SCF program were $242 million ($239 million at December 31, 2025), included in “Accounts payable – Trade” in the consolidated balance sheets.

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

The following table provides effective tax rate information for Dow Inc. for the three months ended March 31, 2026 and 2025:

Effective Tax Rate Information	Three Months Ended
Amounts in millions	Mar 31, 2026	Mar 31, 2025
Loss before income taxes	$(390)	$(374)
Provision (credit) for income taxes	$55	$(84)
Effective tax rate	(14.1)%	22.5%

The provision for income taxes for the three months ended March 31, 2026 was unfavorably impacted by tax expense related to the Nova Chemicals Corporation ethylene asset matter, partially offset by tax benefits related to changes in uncertain tax positions. See Note 11 for additional information.

NOTE 7 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three months ended March 31, 2026 and 2025. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Loss for Earnings Per Share Calculations	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Net loss	$(445)	$(290)
Net income attributable to noncontrolling interests	88	17
Net income attributable to participating securities [1]	2	3
Net loss attributable to common stockholders	$(535)	$(310)
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Loss Per Share - Basic and Diluted	Three Months Ended
Dollars per share	Mar 31, 2026	Mar 31, 2025
Loss per common share - basic	$(0.74)	$(0.44)
Loss per common share - diluted	$(0.74)	$(0.44)

Share Count Information	Three Months Ended
Shares in millions	Mar 31, 2026	Mar 31, 2025
Weighted-average common shares outstanding - basic	721.2	706.9
Plus dilutive effect of equity compensation plans [1]	—	—
Weighted-average common shares outstanding - diluted	721.2	706.9
Stock units excluded from EPS calculations [2]	23.2	14.9
1.The three months ended March 31, 2026 and 2025 reflect a net loss and, as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
2.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2026	Dec 31, 2025
In millions
Finished goods	$3,729	$3,737
Work in process	1,466	1,239
Raw materials	851	826
Supplies	1,190	1,181
Total	$7,236	$6,983
Adjustment of inventories to the LIFO basis	(461)	(388)
Total inventories	$6,775	$6,595

NOTE 9 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 11 to the Consolidated Financial Statements included in the 2025 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets are shown in the following table:

Investments in Nonconsolidated Affiliates	Mar 31, 2026	Dec 31, 2025
In millions
Investment in nonconsolidated affiliates	$1,138	$1,264
Other noncurrent obligations	(1,000)	(933)
Net investment in nonconsolidated affiliates	$138	$331

At March 31, 2026, the Company had a negative investment balance in Sadara Chemical Company ("Sadara") of $895 million included in "Other noncurrent obligations" (negative $901 million at December 31, 2025) in the consolidated balance sheets. In accordance with ASC Topic 323 "Investments—Equity Method and Joint Ventures," the Company suspended recognition of its share of equity losses from Sadara in the first quarter of 2026, as the carrying value of Sadara related liabilities recorded in Dow’s consolidated balance sheets (primarily the negative investment balance and guarantee liabilities) reached the total of Dow’s existing relevant obligations and commitments. See Notes 11 and 18 for additional information.

At March 31, 2026, the Company had a negative investment balance in EQUATE Petrochemical Company K.S.C.C of $87 million included in "Other noncurrent obligations" (negative $24 million at December 31, 2025) in the consolidated balance sheets. The increase in the negative investment was driven by dividends distributed to shareholders in the first three months of 2026.

NOTE 10 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States, which are set to expire in November 2028 and committed and uncommitted facilities in Europe, which are set to expire in March 2029 (collectively, "the Programs"). Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €400 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three months ended March 31, 2026 and 2025. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 11 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, "the Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three months ended March 31, 2026 and 2025.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three months ended March 31, 2026 and 2025:

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Proceeds received from new transfers	$—	$514

The Company did not have any balances recorded in its consolidated balance sheets related to transfers of accounts receivable at March 31, 2026 and December 31, 2025.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2025 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At March 31, 2026, the Company had accrued obligations of $1,025 million for probable environmental remediation and restoration costs ($1,011 million at December 31, 2025), including $234 million for the remediation of Superfund sites ($221 million at December 31, 2025). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2026 activity, it was determined that no adjustment to the accrual was required at March 31, 2026.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $684 million at March 31, 2026 ($708 million at December 31, 2025). At March 31, 2026, approximately 32 percent of the recorded claim liability related to pending claims and approximately 68 percent related to future claims.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
In 2019, the Court of King's Bench of Alberta, Canada ("Court") found Nova Chemicals Corporation ("Nova") liable for engaging in a deliberate and continuing course of conduct of conversion, breach of contract, gross negligence and willful misconduct in the operation of the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada ("Ethylene Asset"). As a result of the liability finding, which is now final and non-appealable, the Court signed a judgment ordering Nova to pay $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) for damages incurred through 2012. Nova made payment in October 2019. At March 31, 2026, $201 million ($201 million at December 31, 2025) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the 2019 damages judgment.

On June 10, 2025, the Court signed a separate judgment ordering Nova to pay an additional amount of $1.62 billion Canadian dollars (equivalent to approximately $1.2 billion U.S. dollars) for damages incurred through June 2018, which had not been previously quantified. The Court again found that Nova failed to operate the Ethylene Asset at full capacity during this time, depriving the Company’s subsidiaries of millions of pounds of ethylene. On August 11, 2025, the Court also awarded fees of approximately $100 million U.S. dollars, bringing Nova’s payment obligation to approximately $1.3 billion U.S. dollars. In March 2026, after Nova’s procedural attempt to avoid payment and enforcement measures during its pending appeal on damages was denied, Nova paid $1.4 billion Canadian dollars (equivalent to approximately $1.0 billion U.S. dollars) directly to the Company and remitted withholding tax of $452 million Canadian dollars (equivalent to $331 million U.S. dollars) to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company has sought a refund of the entire amount remitted to the CRA, which is expected to be received in 2026.

Certain portions of the fees awarded are not appealable and are not in dispute and, in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $40 million pretax gain in the first quarter of 2026, of which $14 million was included in "Selling, general and administrative expenses" in the consolidated statements of income and $26 million was included in "Sundry income (expense) - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. At March 31, 2026, the Company's consolidated balance sheets included $331 million in "Accounts and notes receivable - Other" related to the withholding tax and $119 million and $1,175 million in "Accrued and other liabilities" and "Other noncurrent obligations," respectively, related to the disputed 2025 damages judgment and related fees.

Dow has filed a similar lawsuit against Nova in the Court to recover damages due to lost ethylene volumes from the operation of the Ethylene Asset after June 2018.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Mar 31, 2026			Dec 31, 2025
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,416	$510	2038	$1,307	$212

Guarantees arise during the ordinary course of business from relationships with customers, accounts receivable facilities and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Company to make payments to the beneficiary of the guarantee. The majority of the Company’s guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to 12 years.

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities was zero at March 31, 2026 and December 31, 2025.

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. Sadara reached an agreement with its lenders to re-profile its outstanding project financing debt in the first quarter of 2021. In conjunction with the debt re-profiling, TDCC currently guarantees approximately $1.2 billion of principal, and the respective interest, of Sadara’s project financing debt. Based on current market conditions and continued evaluation, the Company believes there is a more than remote probability that some future performance under the project financing guarantee may be required due to uncertainty in Sadara's cash flows. As part of the debt re-profiling, Sadara established a $500 million revolving credit facility guaranteed by Dow, which would be used to fund Dow’s pro-rata share of any potential shortfall. In 2025, Sadara drew $80 million under the revolving credit facility. The term of the revolving credit facility expires in the second quarter of 2026 and the Company believes it is probable that it will be required to perform on the existing obligation upon expiration of the revolving credit facility. See Note 9 for additional information on Dow's investment in Sadara and Note 18 for additional information on the fair value determination of the obligation.

NOTE 12 – LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2025 10-K.

The components of lease cost for operating and finance leases for the three months ended March 31, 2026 and 2025 were as follows:

Lease Cost	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Operating lease cost	$106	$106
Finance lease cost
Amortization of right-of-use assets - finance	35	32
Interest on lease liabilities - finance	14	12
Total finance lease cost	49	44
Short-term lease cost	72	80
Variable lease cost	267	255
Sublease income	(2)	(2)
Total lease cost	$492	$483

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$116	$112
Operating cash flows for finance leases	$14	$12
Financing cash flows for finance leases	$34	$29
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$124	$110
Finance leases	$11	$65

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2026 and 2025 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Unrealized Gains (Losses) on Investments
Beginning balance	$(173)	$(243)
Unrealized gains (losses) on investments	11	40
Tax (expense) benefit	3	(7)
Net unrealized gains (losses) on investments	14	33
(Gains) losses reclassified from AOCL to net income (loss) [1]	(4)	(1)
Tax expense (benefit) [2]	1	—
Net (gains) losses reclassified from AOCL to net income (loss)	(3)	(1)
Other comprehensive income (loss), net of tax	11	32
Ending balance	$(162)	$(211)
Cumulative Translation Adjustments
Beginning balance	$(1,860)	$(2,063)
Gains (losses) on foreign currency translation	(76)	126
Tax (expense) benefit	(15)	3
Net gains (losses) on foreign currency translation	(91)	129
(Gains) losses reclassified from AOCL to net income (loss) [3]	(8)	(7)
Other comprehensive income (loss), net of tax	(99)	122
Ending balance	$(1,959)	$(1,941)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(5,529)	$(5,720)
Amortization of net loss and prior service credit reclassified from AOCL to net income (loss) [4]	47	26
Tax expense (benefit) [2]	(11)	(6)
Other comprehensive income (loss), net of tax	36	20
Ending balance	$(5,493)	$(5,700)
Derivative Instruments
Beginning balance	$(98)	$(84)
Gains (losses) on derivative instruments	(9)	(15)
Tax (expense) benefit	3	(2)
Net gains (losses) on derivative instruments	(6)	(17)
(Gains) losses reclassified from AOCL to net income (loss) [5]	26	(4)
Tax expense (benefit) [2]	(6)	1
Net (gains) losses reclassified from AOCL to net income (loss)	20	(3)
Other comprehensive income (loss), net of tax	14	(20)
Ending balance	$(84)	$(104)
Total AOCL ending balance	$(7,698)	$(7,956)
1.Reclassified to "Net sales" and "Sundry income (expense) - net."
2.Reclassified to "Provision (credit) for income taxes."
3.Reclassified to "Sundry income (expense) - net."
4.These AOCL components are included in the computation of the net periodic benefit credit of the Company's defined benefit pension and other postretirement benefit plans. See Note 15 for additional information.
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2026 and 2025:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Balance at beginning of period	$1,514	$496
Net income attributable to noncontrolling interests	88	17
Distributions to noncontrolling interests [1]	(82)	(22)
Cumulative translation adjustments	(6)	16
Balance at end of period	$1,514	$507
1. The three months ended March 31, 2026 includes $70 million of dividends declared but not paid, included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2025 10-K. The following table provides the components of the Company's net periodic benefit credit for all significant plans:

Net Periodic Benefit Credit for All Significant Plans	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Defined Benefit Pension Plans
Service cost	$10	$10
Interest cost	225	246
Expected return on plan assets	(299)	(319)
Amortization of prior service credit	(4)	(3)
Amortization of net loss	60	40
Net periodic benefit credit	$(8)	$(26)

Other Postretirement Benefit Plans
Service cost	$1	$1
Interest cost	8	9
Amortization of net gain	(9)	(11)
Net periodic benefit credit	$—	$(1)

The net periodic benefit credit, other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

NOTE 16 – STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the 2025 10-K.

Stock Incentive Plan
The Company grants stock-based compensation to employees and non-employee directors under the 2019 Stock Incentive Plan, as amended (the "2019 Plan"). The Board approved the second amendment to the 2019 Plan to increase the shares authorized for issuance on February 12, 2026, which was approved by the Company's stockholders at the 2026 Annual Meeting of Stockholders held on April 9, 2026.

Most of the Company's stock-based compensation awards are granted in the first quarter of each year. In the first quarter of 2026, Dow Inc. granted the following stock-based compensation awards to employees:
•1.8 million stock options with a weighted-average exercise price of $32.65 per share and a weighted-average fair value of $8.00 per share;
•3.2 million restricted stock units with a weighted-average fair value of $32.64 per share; and
•2.4 million performance stock units with a weighted-average fair value of $35.62 per share.

Employee Stock Purchase Plan
Under the 2026 annual offering of the 2021 Employee Stock Purchase Plan (the "2021 ESPP"), most employees are eligible to purchase shares of common stock of Dow Inc. valued at up to 10 percent of their annual total base salary or wages. The number of shares purchased will be determined using the amount contributed by the employee divided by the plan price. The plan price of the stock is equal to 85 percent of the fair market value (closing price) of the common stock at March 30, 2026 (beginning) or October 2, 2026 (ending) of the offering period, whichever is lower.

In the first quarter of 2026, employees subscribed to the right to purchase approximately 2.2 million shares under the 2021 ESPP. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2026. The shares will be delivered to employees in the fourth quarter of 2026.

NOTE 17 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2025 10-K.

Refer to Note 18 for a summary of the fair value of financial instruments at March 31, 2026 and December 31, 2025.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the three months ended March 31, 2026 and 2025:

Investing Results	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Proceeds from sales of available-for-sale securities	$213	$154
Gross realized gains	$8	$2
Gross realized losses	$(4)	$(1)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2026	Cost	Fair Value
In millions
Within one year	$81	$77
One to five years	1,069	1,015
Six to ten years	530	519
After ten years	711	617
Total	$2,391	$2,228

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2026. There was $1 million of net unrealized losses recognized in earnings on equity securities for the three months ended March 31, 2026 ($3 million of net unrealized losses for the three months ended March 31, 2025).

Investments in Equity Securities	Mar 31, 2026	Dec 31, 2025
In millions
Readily determinable fair value	$8	$9
Not readily determinable fair value	$224	$225

Derivative Instruments
The notional amounts of the Company's derivative instruments at March 31, 2026 and December 31, 2025 were as follows:

Notional Amounts [1]	Mar 31, 2026	Dec 31, 2025
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$950	$600
Foreign currency contracts	$5,888	$5,114
Derivatives not designated as hedging instruments:
Interest rate contracts	$1,077	$97
Foreign currency contracts	$18,474	$10,560
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at March 31, 2026 and December 31, 2025 were as follows:

Commodity Notionals [1]	Mar 31, 2026	Dec 31, 2025	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	5.3	9.5	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.5	1.4	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maximum Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2027
Foreign currency contracts	2027
Commodity contracts	2028

The following table provides the fair value and balance sheet classification of derivative instruments at March 31, 2026 and December 31, 2025:

Fair Value of Derivative Instruments	Mar 31, 2026			Dec 31, 2025
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$22	$(19)	$3	$9	$(9)	$—
Interest rate contracts [4]	—	—	—	9	(8)	1
Foreign currency contracts [3]	93	(56)	37	54	(32)	22
Commodity contracts [3]	771	(716)	55	171	(147)	24
Commodity contracts [4]	87	(77)	10	54	(48)	6
Total	$973	$(868)	$105	$297	$(244)	$53
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$1	$(1)	$—	$—	$—	$—
Foreign currency contracts [3]	146	(50)	96	44	(36)	8
Commodity contracts [3]	76	(60)	16	21	(17)	4
Commodity contracts [4]	—	—	—	2	—	2
Total	$223	$(111)	$112	$67	$(53)	$14
Total asset derivatives	$1,196	$(979)	$217	$364	$(297)	$67
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$24	$(19)	$5	$12	$(9)	$3
Interest rate contracts [6]	—	—	—	8	(8)	—
Foreign currency contracts [5]	99	(56)	43	71	(32)	39
Foreign currency contracts [6]	2	—	2	—	—	—
Commodity contracts [5]	787	(721)	66	182	(162)	20
Commodity contracts [6]	85	(77)	8	54	(48)	6
Total	$997	$(873)	$124	$327	$(259)	$68
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$2	$(1)	$1	$1	$—	$1
Foreign currency contracts [5]	64	(50)	14	84	(36)	48
Commodity contracts [5]	84	(61)	23	21	(17)	4
Commodity contracts [6]	2	—	2	1	—	1
Total	$152	$(112)	$40	$107	$(53)	$54
Total liability derivatives	$1,149	$(985)	$164	$434	$(312)	$122
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $18 million at March 31, 2026 ($20 million at December 31, 2025). No cash collateral was posted by counterparties with the Company at March 31, 2026 and December 31, 2025.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]		Gain (loss) recognized in income [2]
	Three Months Ended		Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025	Mar 31, 2026	Mar 31, 2025
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$—	$20
Excluded components [3,5]	—	(5)	—	—
Cash flow hedges:
Interest rate contracts [3]	—	1	(1)	(1)
Foreign currency contracts [6]	(10)	(6)	(2)	2
Foreign currency contracts [7]	1	—	—	—
Commodity contracts [6]	5	6	(23)	4
Excluded components [5,6]	(1)	—	(2)	(1)
Excluded components [5,7]	—	—	2	—
Net foreign investment hedges:
Foreign currency contracts	(5)	(27)	—	—
Excluded components [5,7]	22	27	8	7
Total derivatives designated as hedging instruments	$12	$(4)	$(18)	$31
Derivatives not designated as hedging instruments:
Foreign currency contracts [7]	—	—	94	(56)
Commodity contracts [6]	—	—	(5)	(5)
Commodity contracts [7]	—	—	1	—
Total return swap [6]	—	—	(21)	(11)
Total derivatives not designated as hedging instruments	$—	$—	$69	$(72)
Total derivatives	$12	$(4)	$51	$(41)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Mar 31, 2026
In millions
Cash flow hedges:
Interest rate contracts	$(3)
Commodity contracts	$6
Foreign currency contracts	$5
Excluded components	$(2)
Net foreign investment hedges:
Excluded components	$18

NOTE 18 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2025 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Mar 31, 2026				Dec 31, 2025
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$160	$—	$—	$160	$624	$—	$—	$624
Money market funds	Level 2	1,460	—	—	1,460	923	—	—	923
Marketable securities [2]	Level 2	442	—	(32)	410	446	—	(61)	385
Other investments:
Debt securities: [3]
Government debt [4]	Level 2	1,233	14	(89)	1,158	1,221	24	(83)	1,162
Corporate bonds	Level 1	14	—	(1)	13	14	—	(1)	13
Corporate bonds	Level 2	944	4	(66)	882	910	10	(57)	863
Corporate bonds	Level 3	200	—	(25)	175	200	—	(35)	165
Equity securities [3,5]	Level 1	5	4	(1)	8	4	5	—	9
Derivatives relating to: [6]
Interest rates	Level 2	—	23	—	23	—	18	—	18
Foreign currency	Level 2	—	239	—	239	—	98	—	98
Commodities	Level 1	—	7	—	7	—	2	—	2
Commodities	Level 2	—	927	—	927	—	246	—	246
Total assets at fair value					$5,462				$4,508
Liabilities at fair value:
Long-term debt including debt due within one year [7]	Level 2	$(18,047)	$1,883	$(285)	$(16,449)	$(18,071)	$1,746	$(342)	$(16,667)
Guarantee liability [8]	Level 3				(510)				(212)
Derivatives relating to: [6]
Interest rates	Level 2	—	—	(26)	(26)	—	—	(21)	(21)
Foreign currency	Level 2	—	—	(165)	(165)	—	—	(155)	(155)
Commodities	Level 1	—	—	(9)	(9)	—	—	(15)	(15)
Commodities	Level 2	—	—	(949)	(949)	—	—	(243)	(243)
Total liabilities at fair value					$(18,108)				$(17,313)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits. At March 31, 2026, $94 million is included in "Cash and cash equivalents" ($555 million at December 31, 2025) and $66 million is included in "Other current assets" ($69 million at December 31, 2025) in the consolidated balance sheets.
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
6.See Note 17 for classification of derivatives in the consolidated balance sheets.
7.Cost includes fair value hedge adjustment gains of $27 million at March 31, 2026 and December 31, 2025 on $5,888 million of debt at March 31, 2026 and $5,538 million at December 31, 2025.
8.Estimated liability for TDCC's guarantee of Sadara's debt, of which $430 million is included in "Other noncurrent obligations" ($132 million at December 31, 2025) and $80 million is included in "Accrued and other current liabilities" ($80 million at December 31, 2025) in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $109 million in private market securities and $12 million in real estate at March 31, 2026 ($109 million in private market securities and $13 million in real estate at December 31, 2025). There are no redemption restrictions and the unfunded commitments on these investments were $95 million at March 31, 2026 and $65 million at December 31, 2025.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The level 3 asset values represent the fair value of an investment in a corporate bond, accounted for as a debt security.

For liabilities classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s accrued liability related to the guarantee of Sadara’s project financing debt is in proportion to the Company’s 35 percent ownership interest in Sadara. The estimated fair value of the project financing debt guarantee was calculated using a "with" and "without" method. The fair value of the debt was calculated "with" the guarantee less the fair value of the debt "without" the guarantee. The "with" and "without" values were calculated using a discounted cash flow method based on contractual cash flows as well as projected prepayments made on the debt by Sadara. During the three months ended March 31, 2026, the fair value of the project financing debt guarantee liability increased by $298 million, which was included in “Equity in losses of nonconsolidated affiliates” in the consolidated statements of income. The increase in fair value was primarily attributable to adverse business conditions impacting Sadara’s operations, including the ongoing conflicts in the Middle East. The Company has also guaranteed Sadara's obligation related to its $500 million revolving credit facility. In 2025, Sadara drew $80 million from this facility. The estimated fair value of the revolving credit facility guarantee was calculated based on a discounted cash flow analysis of the Company's expected obligation to make future payments on behalf of Sadara in the second quarter of 2026. See Note 11 for further information on guarantees classified as Level 3 measurements.

NOTE 19 – VARIABLE INTEREST ENTITIES
A summary of the Company's variable interest entities ("VIEs") not discussed below can be found in Note 23 to the Consolidated Financial Statements included in the 2025 10-K.

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

Infrastructure Entity
The Company has variable interests in Diamond Infrastructure Solutions, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S Gulf Coast. The Company's variable interests relate to its membership interest and the service contracts between Diamond Infrastructure Solutions and Dow, under which a majority of the infrastructure services are provided to Dow using pass-through and cost-plus pricing. Diamond Infrastructure Solutions became a variable interest entity effective with the noncontrolling interest transaction on May 1, 2025. Dow is deemed the primary beneficiary as a result of decision rights held as the majority member.

The following table summarizes the carrying amounts of Diamond Infrastructure Solutions' assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025. Amounts presented are adjusted for intercompany eliminations.

Assets and Liabilities of Diamond Infrastructure Solutions	Mar 31, 2026	Dec 31, 2025
In millions
Cash and cash equivalents	$216	$—
Other current assets	172	161
Net property	2,257	2,273
Other noncurrent assets	205	211
Total assets [1]	$2,850	$2,645
Current liabilities	$430	$414
Long-term debt	184	190
Other noncurrent obligations	337	351
Total liabilities [2]	$951	$955
1.All assets were restricted at March 31, 2026 and December 31, 2025. Cash and cash equivalents held by the consolidated VIE is available for use in the ordinary course of business of the VIE entity and is not classified as restricted cash in the consolidated balance sheets.
2.All liabilities were nonrecourse at March 31, 2026 and December 31, 2025.

Other Consolidated VIEs
In addition, the Company holds variable interests and is the primary beneficiary of other joint ventures and entities. The following table summarizes the carrying amounts of other entities' assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025:

Assets and Liabilities of Other Consolidated VIEs	Mar 31, 2026	Dec 31, 2025
In millions
Cash and cash equivalents	$43	$31
Other current assets	163	253
Net property	105	112
Other noncurrent assets	15	15
Total assets [1]	$326	$411
Current liabilities	$21	$24
Other noncurrent obligations	13	13
Total liabilities [2]	$34	$37
1.Restricted assets totaled $197 million and $194 million at March 31, 2026 and December 31, 2025, respectively. Cash and cash equivalents held by the consolidated VIEs is available for use in the ordinary course of business of the respective VIE entities and is not classified as restricted cash in the consolidated balance sheets.
2.All liabilities were nonrecourse at March 31, 2026 and December 31, 2025.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs are adjusted for intercompany eliminations at March 31, 2026 and December 31, 2025.

NOTE 20 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales to external customers, which are attributed to geographic regions based on customer location, were as follows:

Sales to External Customers by Geographic Region	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
United States	$3,513	$3,946
EMEAI	3,184	3,274
Rest of World	3,097	3,211
Total	$9,794	$10,431

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows:

Long-Lived Assets by Geographic Region	Mar 31, 2026	Dec 31, 2025
In millions
United States	$14,560	$14,804
EMEAI	2,652	2,750
Rest of World	4,896	4,696
Total	$22,108	$22,250

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief operating officer, chief financial officer, general counsel and corporate secretary, and senior vice president of corporate development, together the "executive committee" and CODM, assesses performance and allocates resources. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Loss before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
Three months ended Mar 31, 2026
Net sales	$4,919	$2,626	$2,080	$9,625
Cost of sales	4,536	2,609	1,793	8,938
SARD [2]	212	129	164	505
Equity in earnings (losses) of nonconsolidated affiliates	18	(31)	1	(12)
Other segment income (expense) items [3]	19	25	(7)	37
Segment Operating EBIT [4]	$208	$(118)	$117	$207
Three months ended Mar 31, 2025
Net sales	$5,310	$2,855	$2,071	$10,236
Cost of sales	4,765	2,822	1,845	9,432
SARD [2]	240	127	151	518
Equity in earnings (losses) of nonconsolidated affiliates	39	(58)	—	(19)
Other segment income (expense) items [3]	(2)	24	(26)	(4)
Segment Operating EBIT [4]	$342	$(128)	$49	$263
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment income (expense) items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC for the three months ended March 31, 2026 and 2025 is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Loss before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Loss Before Income Taxes"	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Segment Operating EBIT	$207	$263
+ Corporate Operating EBIT	(53)	(33)
+ Interest income	42	28
- Interest expense and amortization of debt discount	219	216
+ Significant items	(367)	(416)
Loss before income taxes	$(390)	$(374)

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
Three months ended Mar 31, 2026
Net sales	$4,919	$2,626	$2,080	$9,625	$169	$9,794
Depreciation and amortization	$382	$148	$181	$711	$8	$719
Capital expenditures	$418	$40	$45	$503	$—	$503
Operating EBIT	$208	$(118)	$117	$207	$(53)	$154
Three months ended Mar 31, 2025
Net sales	$5,310	$2,855	$2,071	$10,236	$195	$10,431
Depreciation and amortization	$360	$146	$200	$706	$8	$714
Capital expenditures	$515	$129	$41	$685	$—	$685
Operating EBIT	$342	$(128)	$49	$263	$(33)	$230
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Mar 31, 2026
Total assets	$31,491	$10,829	$11,902	$54,222	$5,558	$59,780
Investments in nonconsolidated affiliates [1]	$666	$301	$134	$1,101	$37	$1,138
Dec 31, 2025
Total assets	$30,251	$11,263	$11,407	$52,921	$5,617	$58,538
Investments in nonconsolidated affiliates [1]	$677	$413	$137	$1,227	$37	$1,264
1.See Note 9 for additional information regarding the Company's investments in nonconsolidated affiliates.

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Mar 31, 2026
Transform to Outperform [1]	$—	$—	$—	$—	$(80)	$(80)
2025 Restructuring implementation costs [2]	(1)	—	—	(1)	(20)	(21)
Sadara guarantee liability adjustment [3]	(81)	(211)	—	(292)	—	(292)
Litigation related charges, awards and adjustments [4]	26	—	—	26	—	26
Total significant items by segment	$(56)	$(211)	$—	$(267)	$(100)	$(367)
1.Includes costs to achieve of $53 million and severance and related benefit costs of $27 million associated with Transform to Outperform. See Note 4 for additional information related to severance and related benefit costs.
2.Implementation costs associated with the Company's 2025 Restructuring Program. See Note 4 for additional information.
3.Loss due to change in fair value of the estimated liability associated with the Company's guarantee of Sadara's project financing debt. See Notes 9, 11 and 18 for additional information.
4.Related to a gain associated with a legal matter with Nova. See Note 11 for additional information.

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Mar 31, 2025
Restructuring, implementation and efficiency costs, and asset related charges - net [1]	$—	$(1)	$—	$(1)	$(50)	$(51)
2025 Restructuring Program severance and related benefit costs [2]	—	—	—	—	(207)	(207)
Loss on early extinguishment of debt [3]	—	—	—	—	(60)	(60)
Indemnification and other transactions related costs [4]	—	—	—	—	(98)	(98)
Total significant items by segment	$—	$(1)	$—	$(1)	$(415)	$(416)
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

Pursuant to General Instruction H(1)(a) and (b) for Form 10-Q "Omission of Information by Certain Wholly-Owned Subsidiaries," TDCC is filing this Form 10-Q with the reduced disclosure format.

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

STATEMENT ON MIDDLE EAST CONFLICT
During the first quarter of 2026, heightened geopolitical tensions in the Middle East impacted conditions in and around the Strait of Hormuz, a critical maritime area through which a significant portion of global crude oil, refined products, and related chemical feedstocks are transported. The current conflict and geopolitical conditions in the Middle East have impacted the global chemical industry, resulting in damage to upstream oil and gas infrastructure and logistics challenges in the geographic region. The global supply chain disruptions have led to supply constraints in Asia Pacific and Europe, and lengthened transit times as production has increased in other regions to compensate for reduced production in the Middle East. Additionally, the Company's joint ventures located in the Middle East have been directly impacted by the conflict.

The Company operates in cost-advantaged geographic regions, including the U.S. & Canada and Latin America, which have not been directly impacted by the Middle East conflict. Additionally, the Company's feedstock flexibility has allowed the Company to operate its European assets competitively, despite the volatile energy and feedstock environment.

OUTLOOK
The Company is seeing rapid, positive momentum from its announced pricing actions in every business and every geographic region, as well as constructive impacts to its operating rates. Dow's purpose-built asset footprint, well-established supply chain routes and leading asset reliability are being leveraged to prioritize its customers and navigate the conflict in the Middle East. At the same time, Dow's teams remain focused on capturing growth in attractive markets while delivering cost savings and cash support. Transform to Outperform aims to radically simplify how Dow operates, reengineer processes and cost structures, and modernize how Dow serves its customers. These collective actions position the Company for improved growth and productivity, expanded margins and higher shareholder returns across the cycle.

OVERVIEW
The following is a summary of the results for the three months ended March 31, 2026:
•The Company reported net sales in the first quarter of 2026 of $9.8 billion, down 6 percent from $10.4 billion in the first quarter of 2025; Packaging & Specialty Plastics (down 7 percent), Industrial Intermediates & Infrastructure (down 8 percent) and flat in Performance Materials & Coatings. Net sales decreased in the U.S. & Canada (down 10 percent), Asia Pacific (down 6 percent) and EMEAI (down 3 percent), and was flat in Latin America.

•Local price decreased 7 percent compared with the first quarter of 2025 and was down in all operating segments; Packaging & Specialty Plastics (down 9 percent), Industrial Intermediates & Infrastructure (down 8 percent) and Performance Materials & Coatings (down 4 percent). Local price was down in all geographic regions; EMEAI and Latin America (both down 9 percent), Asia Pacific (down 8 percent) and the U.S. & Canada (down 6 percent).
•Volume decreased 2 percent compared with the first quarter of 2025 and was mixed by operating segment; Packaging & Specialty Plastics (down 1 percent), Industrial Intermediates & Infrastructure (down 4 percent) and Performance Materials & Coatings (up 2 percent). Volume increased in Latin America (up 9 percent) and was more than offset by a decrease in the U.S. & Canada (down 4 percent) and EMEAI (down 2 percent). Volume was flat in Asia Pacific.
•Currency had a favorable impact of 3 percent on net sales compared with the first quarter of 2025, driven by EMEAI (up 8 percent) and Asia Pacific (up 2 percent).
•Restructuring and asset related charges - net was $27 million in the first quarter of 2026, compared with $208 million in the first quarter of 2025. The first quarter of 2026 included charges related to severance and related benefit costs associated with Transform to Outperform and the first quarter of 2025 included primarily severance and related benefits costs associated with the 2025 Restructuring Program.
•Equity in losses of nonconsolidated affiliates was $303 million in the first quarter of 2026, compared with equity in losses of nonconsolidated affiliates of $20 million in the first quarter of 2025. The first quarter of 2026 included losses of $292 million primarily related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt and was related to Packaging & Specialty Plastics ($81 million) and Industrial Intermediates & Infrastructure ($211 million). Additionally, the Company suspended recognition of its share of equity losses from Sadara in the first quarter of 2026.
•Net income attributable to noncontrolling interests was $88 million in the first quarter of 2026, compared with $17 million in the first quarter of 2025. The increase reflects the ownership interest in Diamond Infrastructure Solutions held by InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management. InfraPark purchased 40 percent of the membership interests in Diamond Infrastructure Solutions in the second quarter of 2025 and an additional 9 percent in the third quarter of 2025.
•Net loss available for Dow Inc. and TDCC common stockholder(s) was $533 million and $531 million in the first quarter of 2026, compared with $307 million and $305 million, respectively, in the first quarter of 2025. Loss per share for Dow Inc. was $0.74 per share in the first quarter of 2026, compared with $0.44 per share in the first quarter of 2025.
•Cash provided by operating activities - continuing operations was $1,124 million in the first quarter of 2026, up $1,020 million compared with the first quarter of 2025. The increase reflects a cash payment of approximately $1.0 billion (net of Canadian tax withholding) received by the Company on March 2, 2026, as part of a 2025 damages judgment and associated fees related to the ethylene asset matter with Nova Chemicals Corporation ("Nova").
•On February 18, 2026, Standard & Poor's announced a long-term credit rating change for TDCC from BBB to BBB- and a short-term credit rating change from A-2 to A-3, with its outlook remaining negative.
•On February 27, 2026, Moody's Ratings announced a long-term credit rating change for TDCC from Baa2 to Baa3 and a short-term credit rating change from P-2 to P-3, with its outlook remaining negative.
•On March 16, 2026, Fitch Ratings affirmed TDCC's BBB and F2 rating, with its outlook remaining stable.

In addition, the following events occurred subsequent to the first quarter of 2026:
•On April 9, 2026, Dow Inc. announced results from the 2026 Annual Stockholder Meeting, including the election of all incumbent directors to its Board of Directors ("Board").
•On April 9, 2026, Dow Inc. announced that its Board declared a dividend of $0.35 per share, payable on June 12, 2026, to shareholders of record as of May 29, 2026. This marks the 459th consecutive dividend paid by the Company or its affiliates since 1912.
•On April 14, 2026, Dow Inc. announced that its Board appointed Karen S. Carter as Chief Executive Officer of the Company, effective July 1, 2026. Ms. Carter will succeed Jim Fitterling, who will transition from Chief Executive Officer to Executive Chair effective July 1, 2026. The Board also appointed Karen S. Carter to serve as a Director of the Board, effective July 1, 2026.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Net sales	$9,794	$10,431

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Mar 31, 2026
	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	(9)%	3%	(1)%	(7)%
Industrial Intermediates & Infrastructure	(8)	4	(4)	(8)
Performance Materials & Coatings	(4)	2	2	—
Total	(7)%	3%	(2)%	(6)%
Total, excluding the Hydrocarbons & Energy business	(7)%	3%	—%	(4)%
U.S. & Canada	(6)%	—%	(4)%	(10)%
EMEAI	(9)	8	(2)	(3)
Asia Pacific	(8)	2	—	(6)
Latin America	(9)	—	9	—
Total	(7)%	3%	(2)%	(6)%

Net sales in the first quarter of 2026 were $9.8 billion, down 6 percent from $10.4 billion in the first quarter of 2025, with local price down 7 percent, volume down 2 percent, and a favorable currency impact of 3 percent. Net sales decreased in all operating segments except Performance Materials & Coatings and all geographic regions except Latin America. Local price decreased in all geographic regions and all operating segments, with Packaging & Specialty Plastics down 9 percent, Industrial Intermediates & Infrastructure down 8 percent, and Performance Materials & Coatings down 4 percent. Volume decreased 2 percent, driven by U.S. & Canada (down 4 percent) and EMEAI (down 2 percent) partially offset by increases in Latin America (up 9 percent). Volume decreased in Packaging & Specialty Plastics (down 1 percent) and Industrial Intermediates & Infrastructure (down 4 percent) and increased in Performance Materials & Coatings (up 2 percent). Currency favorably impacted net sales by 3 percent, driven by EMEAI (up 8 percent) and Asia Pacific (up 2 percent). Excluding the Hydrocarbons & Energy business, net sales decreased 4 percent.

Cost of Sales
Cost of sales ("COS") was $9.2 billion in the first quarter of 2026, compared with $9.8 billion in the first quarter of 2025. COS decreased in the first quarter of 2026 primarily due to lower raw material, feedstock and energy costs and the impact of the Company’s cost reduction initiatives. COS as a percentage of net sales was 93.5 percent in the first quarter of 2026 (93.6 percent in the first quarter of 2025).

Research and Development Expenses
Research and development ("R&D") expenses totaled $181 million in the first quarter of 2026, compared with $200 million in the first quarter of 2025. R&D expenses decreased in the first quarter of 2026 primarily due to the Company's cost reduction initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $417 million in the first quarter of 2026, compared with $366 million in the first quarter of 2025. SG&A expenses increased in the first quarter of 2026 primarily due to costs to achieve Transform to Outperform, partially offset by the impact of the Company’s cost reduction initiatives.

Amortization of Intangibles
Amortization of intangibles was $46 million in the first quarter of 2026 compared with $76 million in the first quarter of 2025. Amortization of intangibles decreased primarily due to certain intangible assets becoming fully amortized in 2025.

Restructuring and Asset Related Charges - Net
Transform to Outperform
On January 26, 2026, the Dow Inc. Board of Directors ("Board") approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company's operating model, reducing its cost structure and delivering faster growth. As a result of these actions, in the first quarter of 2026, the Company recorded pretax charges of $27 million for severance and related benefit costs, related to Corporate. See Note 4 to the Consolidated Financial Statements for additional information.

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

Equity in Losses of Nonconsolidated Affiliates
The Company's share of equity in losses of nonconsolidated affiliates was $303 million in the first quarter of 2026, compared with equity in losses of nonconsolidated affiliates of $20 million in the first quarter of 2025. The increase was primarily related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt and was related to Packaging & Specialty Plastics ($81 million) and Industrial Intermediates & Infrastructure ($211 million), and was partially offset by the Company's suspension of recognition of its share of equity losses from Sadara in the first quarter of 2026. Cash dividends from nonconsolidated affiliates were $199 million for the first three months of 2026, compared with $113 million for the first three months of 2025. See Notes 9 and 11 for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) - net for the three months ended March 31, 2026 was income of $121 million, compared with income of $13 million for the three months ended March 31, 2025. The increase in sundry income is primarily due to foreign currency exchange gains, a gain associated with the Nova ethylene asset matter, and the absence of a loss on early extinguishment of debt that occurred in the first quarter of 2025, partially offset by lower non-operating pension and postretirement benefit plan credits. See Notes 5, 11 and 15 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $219 million in the first quarter of 2026, compared with $216 million in the first quarter of 2025. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Provision (Credit) for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the first quarter of 2026, the Company reported a provision for income taxes of $55 million, resulting in a negative effective tax rate of 14.1 percent. In the first quarter of 2025, the Company reported a credit for income taxes of $84 million, resulting in an effective tax rate of 22.5 percent. The reported provision (credit) for income taxes and effective tax rates for TDCC are substantially similar.

The provision for income taxes for the first quarter of 2026 was unfavorably impacted by tax expense related to the Nova ethylene asset matter, partially offset by tax benefits related to changes in uncertain tax positions. The credit for income taxes for the first quarter of 2025 was primarily due to the geographic mix of earnings.

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

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $88 million in the first quarter of 2026, compared with $17 million in the first quarter of 2025. The increase in net income attributable to noncontrolling interests reflects the ownership interest in Diamond Infrastructure Solutions held by InfraPark. InfraPark purchased 40 percent of the membership interests in Diamond Infrastructure Solutions in the second quarter of 2025 and an additional 9 percent in the third quarter of 2025. See Notes 14 and 19 to the Consolidated Financial Statements for additional information.

Net Loss Available for Common Stockholder(s)
Dow Inc.
Net loss available for Dow Inc. common stockholders was $533 million, or $0.74 per share, in the first quarter of 2026, compared with $307 million, or $0.44 per share, in the first quarter of 2025. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net loss available for the TDCC common stockholder was $531 million in the first quarter of 2026, compared with $305 million in the first quarter of 2025. TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
For further discussion of the Company's segments, see Part I, Item 1. Business of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 10-K"), filed with the SEC on February 3, 2026.

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief operating officer, chief financial officer, general counsel and corporate secretary, and senior vice president of corporate development, together the "executive committee" and chief operating decision maker ("CODM"), assesses performance and allocates resources. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Loss before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. See Note 20 to the Consolidated Financial Statements for reconciliations of these measures.

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Net sales	$4,919	$5,310
Operating EBIT	$208	$342
Equity earnings (losses) [1]	$(63)	$39
1.The three months ended March 31, 2026 includes a significant item for $81 million of losses related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt.

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	(9)%
Currency	3
Volume	(1)
Total	(7)%

Packaging & Specialty Plastics net sales were $4,919 million in the first quarter of 2026, down 7 percent from net sales of $5,310 million in the first quarter of 2025, with local price down 9 percent, volume down 1 percent and currency up 3 percent. Local price decreased in Packaging and Specialty Plastics in all geographic regions, driven by lower pricing of polyethylene and functional polymers. Local price decreased in Hydrocarbons & Energy in all geographic regions, driven by olefins and aromatics in the U.S. & Canada and EMEAI. Volume increased in Packaging and Specialty Plastics across all geographic regions, driven by higher volumes in polyethylene, partially offset by lower non-recurring licensing sales. Volume decreased in Hydrocarbons & Energy due to planned maintenance activity in the U.S. Gulf Coast and the impact from idling an integrated ethylene cracker in EMEAI in mid-2025. Currency had a favorable impact on sales in both businesses and was primarily driven by EMEAI.

Operating EBIT was $208 million in the first quarter of 2026, down $134 million from Operating EBIT of $342 million in the first quarter of 2025. Operating EBIT decreased primarily due to lower integrated margins, increased planned maintenance costs, and lower equity earnings, which were partially offset by the impact of the Company's cost reduction initiatives.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Net sales	$2,626	$2,855
Operating EBIT	$(118)	$(128)
Equity losses [1]	$(242)	$(58)
1.The three months ended March 31, 2026 includes a significant item for $211 million of losses related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt.

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	(8)%
Currency	4
Volume	(4)
Total	(8)%

Industrial Intermediates & Infrastructure net sales were $2,626 million in the first quarter of 2026, down 8 percent from net sales of $2,855 million in the first quarter of 2025, with local price down 8 percent, volume down 4 percent and currency up 4 percent. Local prices declined across both businesses and all geographic regions. Volume decreased in Polyurethanes & Construction Chemicals in all geographic regions except Latin America, due to lower volumes from the shutdown of a higher-cost upstream propylene oxide unit in the U.S. Gulf Coast in late 2025 and the impact of the Middle East conflict. Volume decreased in Industrial Solutions driven by declines in licensing revenue and the impact of the conflict in the Middle East, which more than offset higher volumes from recent alkoxylation investments. Currency favorably impacted sales in both businesses and was driven by EMEAI.

Operating EBIT was a loss of $118 million in the first quarter of 2026, up $10 million from an Operating EBIT loss of $128 million in the first quarter of 2025. Operating EBIT increased primarily driven by lower raw material and energy costs, lower planned maintenance costs, suspended Sadara equity loss recognition, and the impact of the Company's cost reduction initiatives, partially offset by lower selling prices.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Net sales	$2,080	$2,071
Operating EBIT	$117	$49
Equity earnings	$1	$—

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%
Currency	2
Volume	2
Total	—%

Performance Materials & Coatings net sales were $2,080 million in the first quarter of 2026, flat compared to net sales of $2,071 million in the first quarter of 2025, with local price down 4 percent, volume up 2 percent, and a favorable currency impact of 2 percent. Coatings & Performance Monomers local price decreased across all geographic regions, primarily in acrylic monomers and architectural coatings. Local price decreased in Consumer Solutions in all geographic regions, except the U.S. and Canada, led by upstream siloxanes. Volume increased in Coatings & Performance Monomers driven by higher demand for acrylic monomers. Volume increased in Consumer Solutions in all geographic regions except EMEAI. Volume increased primarily in downstream silicones led by consumer and electronics. The favorable currency impact was driven by EMEAI and Asia Pacific in both businesses.

Operating EBIT was $117 million in the first quarter of 2026, up $68 million from Operating EBIT of $49 million in the first quarter of 2025. Operating EBIT increased in both businesses primarily due to the impact of the Company's cost reduction initiatives, lower planned maintenance costs, and reduced intangible asset amortization expenses in Consumer Solutions, partially offset by lower prices.

CORPORATE

Corporate	Three Months Ended
In millions	Mar 31, 2026	Mar 31, 2025
Net sales	$169	$195
Operating EBIT	$(53)	$(33)
Equity earnings (losses)	$1	$(1)

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $169 million in the first quarter of 2026, a decrease from net sales of $195 million in the first quarter of 2025.

Operating EBIT was a loss of $53 million in the first quarter of 2026, compared with a loss of $33 million in the first quarter of 2025. Operating EBIT decreased primarily due to higher environmental costs.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $4,110 million at March 31, 2026 and $3,816 million at December 31, 2025, of which $2,634 million at March 31, 2026 and $2,636 million at December 31, 2025 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At March 31, 2026, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Three Months Ended		Three Months Ended
	Mar 31, 2026	Mar 31, 2025	Mar 31, 2026	Mar 31, 2025
In millions
Cash provided by (used for):
Operating activities - continuing operations	$1,124	$104	$1,129	$112
Operating activities - discontinued operations	—	(13)	—	—
Operating activities	$1,124	$91	$1,129	$112
Investing activities	$(448)	$(401)	$(448)	$(401)
Financing activities	$(320)	$(521)	$(325)	$(542)

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first three months of 2026 was primarily driven by a cash receipt from Nova related to a judgment on the ethylene asset matter, the Company's cash earnings and dividends from equity method investments, partially offset by cash used for working capital, income tax payments and performance-based compensation. Cash provided by operating activities from continuing operations in the first three months of 2025 was primarily driven by the Company's cash earnings and dividends from equity method investments, which were partially offset by cash used for working capital and performance-based compensation payments.

Net Working Capital	Dow Inc.		TDCC
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
In millions
Current assets	$19,469	$18,062	$19,428	$18,027
Current liabilities	10,536	9,183	10,420	9,076
Net working capital	$8,933	$8,879	$9,008	$8,951
Current ratio	1.85:1	1.97:1	1.86:1	1.99:1

Working Capital Metrics	Three Months Ended
	Mar 31, 2026	Mar 31, 2025

Days sales outstanding in trade receivables	46	42
Days sales in inventory	66	61
Days payables outstanding	56	59

Cash used for operating activities from discontinued operations in the first three months of 2025 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first three months of 2026 and 2025 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments.

The Company's capital expenditures were $503 million in the first three months of 2026, compared with $685 million in the first three months of 2025. The Company expects full year capital spending to be approximately $2.5 billion, including capital spending related to the construction of the Fort Saskatchewan Path2Zero project. As evidenced across this and prior economic cycles, the Company will proactively adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first three months of 2026 for Dow, Inc. was primarily related to dividends paid to stockholders and distributions to noncontrolling interests. TDCC included cash outflows for dividends paid to Dow Inc. Cash used for financing activities in the first three months of 2025 for Dow Inc. was primarily related to payments on long-term debt and dividends paid to stockholders, which were partially offset by proceeds from issuance of long-term debt. TDCC included cash outflows for dividends paid to Dow Inc.

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

Operating EBITDA
Dow defines Operating EBITDA as earnings (i.e., "Loss before income taxes") before interest, depreciation and amortization, excluding the impact of significant items.

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

Reconciliation of Free Cash Flow	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
In millions
Cash provided by operating activities - continuing operations (GAAP)	$1,124	$104
Capital expenditures	(503)	(685)
Free Cash Flow (non-GAAP)	$621	$(581)

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Three Months Ended
	Mar 31, 2026	Mar 31, 2025
In millions
Net loss (GAAP)	$(445)	$(290)
+ Provision (credit) for income taxes	55	(84)
Loss before income taxes	$(390)	$(374)
- Interest income	42	28
+ Interest expense and amortization of debt discount	219	216
- Significant items ¹	(367)	(416)
Operating EBIT (non-GAAP)	$154	$230
+ Depreciation and amortization	719	714
Operating EBITDA (non-GAAP)	$873	$944
Cash provided by operating activities - continuing operations (GAAP)	$1,124	$104
Cash flow from operations to net income (GAAP) [2]	N/A	N/A
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	128.8%	11.0%
1.The three months ended March 31, 2026 includes a loss due to change in fair value of the estimated liability associated with the Company's guarantee of Sadara's project financing debt, costs to achieve and severance and related benefit costs associated with Transform to Outperform and implementation costs associated with the Company's 2025 Restructuring Program, partially offset by a gain associated with a legal matter with Nova. The three months ended March 31, 2025 includes severance and related benefit costs associated with the Company's 2025 Restructuring Program, charges related to an arbitration agreement for historical product claims from a divested business, loss on early extinguishment of debt and restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. See Note 20 to the Consolidated Financial Statements for additional information.
2.Cash flow from operations to net income is not applicable for the three months ended March 31, 2026 and 2025 due to a net loss for the period.

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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at March 31, 2026. Cash and committed and available forms of liquidity were $13.7 billion at March 31, 2026. The Company also has no substantive long-term debt maturities due until 2029. As a well-known seasoned issuer, the Company has ready access to debt capital markets, subject to market conditions, as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at March 31, 2026. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to March 31, 2026.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At March 31, 2026, TDCC had total committed and available credit facilities of $8.2 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at March 31, 2026.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time and is set to expire in November 2028. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time and is set to expire in March 2029. In the first three months of 2026, there were no sales of receivables under the committed accounts receivable facilities ($100 million in sales of receivables in the first three months of 2025). No sold receivables were outstanding with the facilities at March 31, 2026.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity, set to expire in November 2028. The Company also maintains an uncommitted accounts receivable facility in Europe providing additional liquidity, set to expire in March 2029. There were no sales of receivables under the uncommitted accounts receivable facilities in the first three months of 2026 ($147 million in sales of receivables in the first three months of 2025). No sold receivables were outstanding with the facilities at March 31, 2026. See Note 10 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. There were no sales of receivables under the discounting facilities in the first three months of 2026 ($285 million sales of receivables in the first three months of 2025). No sold receivables were outstanding with the facilities at March 31, 2026. See Note 10 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At March 31, 2026, the Company had monetized $193 million of its existing COLI policies' surrender value ($197 million at December 31, 2025). See Note 5 to the Consolidated Financial Statements for additional information.

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

Total Debt	Dow Inc.		TDCC
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
In millions
Notes payable	$88	$90	$88	$90
Long-term debt due within one year	793	222	793	222
Long-term debt	17,254	17,849	17,254	17,849
Gross debt	$18,135	$18,161	$18,135	$18,161
- Cash and cash equivalents	4,110	3,816	4,110	3,816
- Marketable securities [1]	410	385	410	385
Net debt	$13,615	$13,960	$13,615	$13,960
Total equity	$16,763	$17,522	$16,965	$17,726
Gross debt as a percent of total capitalization	52.0%	50.9%	51.7%	50.6%
Net debt as a percent of total capitalization	44.8%	44.3%	44.5%	44.1%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.49 to 1.00 at March 31, 2026. Management believes TDCC was in compliance with all of its covenants and default provisions at March 31, 2026. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2025 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first three months of 2026.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At March 31, 2026, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB	F2	Stable
Moody’s Ratings	Baa3	P-3	Negative
Standard & Poor’s	BBB-	A-3	Negative

On February 18, 2026, Standard & Poor's announced a long-term credit rating change for TDCC from BBB to BBB- and a short-term credit rating change from A-2 to A-3, with its outlook remaining negative. On February 27, 2026, Moody's Ratings announced a long-term credit rating change for TDCC from Baa2 to Baa3 and a short-term credit rating change from P-2 to P-3, with its outlook remaining negative. The credit rating agencies' decisions reflect the impact of market conditions on the Company's operating results and cash flow, while recognizing the Company's liquidity, strong asset base and strategic cost actions. On March 16, 2026, Fitch Ratings affirmed TDCC's BBB and F2 rating, with its outlook remaining stable.

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Board. The following table summarizes dividends declared and paid to common stockholders of record in 2026:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 12, 2026	February 27, 2026	March 13, 2026	$0.35
April 9, 2026	May 29, 2026	June 12, 2026	$0.35

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended March 31, 2026, TDCC declared and paid a dividend to Dow Inc. of $257 million ($515 million dividend declared and paid to Dow Inc. for the three months ended March 31, 2025). At March 31, 2026, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the first quarter of 2026 or 2025. At March 31, 2026, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent of Operating Net Income over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans that cover employees in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. See Note 15 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2025 10-K for additional information related to the Company's pension plans.

Restructuring and Transform to Outperform
The 2025 Restructuring Program is expected to result in additional cash expenditures of approximately $445 million primarily over the next three years and consists primarily of severance and related benefits costs, implementation costs related to decommissioning and demolition and additional costs associated with exit and disposal activities. Restructuring implementation costs totaled $21 million for the three months ended March 31, 2026.

Transform to Outperform is expected to result in additional cash expenditures of approximately $1.2 billion over the next two years and consists of severance and related benefit costs, implementation costs, and other costs incurred to achieve the intended uplift in Operating EBITDA. Costs to achieve totaled $53 million for the three months ended March 31, 2026.

The Company expects to incur additional costs in the future related to its restructuring activities, which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits related to its other optimization activities, including Transform to Outperform. These costs cannot be reasonably estimated at this time. See Note 4 to the Consolidated Financial Statements for additional information on the Company's restructuring activities.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in Notes 14, 15, 16 and 19 to the Consolidated Financial Statements included in the 2025 10-K. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2025.

Contractual Obligations at Mar 31, 2026	Payments Due In
In millions	2026	2027-2028	2029-2030	2031 and beyond	Total
Dow Inc.
Operating leases [1]	$303	$653	$354	$503	$1,813
Other noncurrent obligations [2]	$—	$756	$542	$2,377	$3,675
Total	$303	$1,409	$896	$2,880	$5,488
TDCC
Operating leases [1]	$303	$653	$354	$503	$1,813
Other noncurrent obligations [2]	$—	$756	$542	$2,239	$3,537
Total	$303	$1,409	$896	$2,742	$5,350
1.Includes imputed interest of $319 million.
2.Includes liabilities related to asbestos litigation, environmental remediation, legal matters and other noncurrent liabilities. Also includes the updated fair value of the project financing debt guarantee liability with Sadara, which increased $298 million in the first quarter of 2026. In addition to these items, Dow Inc. includes liabilities related to noncurrent obligations with DuPont de Nemours, Inc. and Corteva, Inc. The table excludes uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities. The table also excludes deferred revenue as it does not represent future cash requirements arising from contractual payment obligations.

Fair Value Measurements
See Note 18 to the Consolidated Financial Statements for information concerning fair value measurements.

OTHER MATTERS
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the 2025 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 10-K. Since December 31, 2025, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2026	2025
Claims unresolved at Jan 1	7,158	5,813
Claims filed	1,016	1,025
Claims settled, dismissed or otherwise resolved	(523)	(756)
Claims unresolved at Mar 31	7,651	6,082
Claimants with claims against both Union Carbide and Amchem	(1,303)	(1,013)
Individual claimants at Mar 31	6,348	5,069

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 11 to the Consolidated Financial Statements; Part II, Item 1. Legal Proceedings; and Note 15 to the Consolidated Financial Statements included in the 2025 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 17 to the Consolidated Financial Statements and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the combined Dow Inc. and TDCC Annual Report on Form 10-K for the year ended December 31, 2025, for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first three months of 2026. For a current status of this matter, see Note 11 to the Consolidated Financial Statements.

Securities Litigation
On August 29, 2025, a putative securities class action was filed in the U.S. District Court for the Eastern District of Michigan alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On March 31, 2026, an amended complaint was filed naming the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants. The amended complaint alleges that the defendants made false and misleading statements regarding the Company’s ability to sustain its dividend, which allegedly caused the Company’s securities to trade at artificially inflated prices. The action seeks unspecified compensatory damages.

Four putative shareholder derivative actions were filed in the U.S. District Court for the Eastern District of Michigan on September 5, 2025, September 11, 2025, September 18, 2025, and November 21, 2025, which are based on alleged facts and circumstances similar to the above-referenced securities class action, and name certain of the Company's officers, including its Chief Executive Officer, its Chief Financial Officer, and its Chief Operating Officer, and members of its Board of Directors, as defendants. The derivative actions assert claims for violations of the Securities Exchange Act of 1934, breach of fiduciary duty, and other claims, and seek to recover damages on behalf of the Company. All of the derivative actions either have been stayed or are seeking a stay pending resolution of the securities class action.

Environmental Proceedings
On October 14, 2025, the U.S. Environmental Protection Agency sent Dow Silicones Corporation a letter demanding payment of $329,000 in stipulated penalties incurred under the terms of the January 24, 2020 consent decree in United States of America, et al., v. Dow Silicones Corporation. The stipulated penalties result from self-reported violations of consent decree provisions since 2020. Dow Silicones Corporation paid the stipulated penalties on November 3, 2025, and the consent decree was terminated by a federal judge on January 29, 2026.

On February 13, 2026, the State of Texas filed a complaint related to Union Carbide and Dow Hydrocarbons and Resources LLC in the civil district court of Travis County, Texas, on behalf of the Texas Commission on Environmental Quality relating to wastewater discharges from Union Carbide’s site in Seadrift, Texas. The complaint alleges violations of the site’s wastewater permit, the Texas Water Code and the Texas Solid Waste Disposal Act.

On February 26, 2026, the Company entered into a settlement agreement with the Dutch Public Prosecutor in the Netherlands in which the Company agreed to pay a fine of approximately $1.2 million to resolve certain process safety and environmental non-compliance events that occurred at the Company's Terneuzen, the Netherlands site during the period of 2019 to 2021. Payment of the aforementioned fine will fully resolve this matter.

ITEM 1A. RISK FACTORS
Since December 31, 2025, there have been no material changes to the Company's Risk Factors, except as noted below:

Global Economic Considerations: The Company operates in a global, competitive environment which gives rise to operating and market risk exposure.
The Company sells its broad range of products and services in a competitive, global environment, and competes worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of worldwide competition have resulted in lower prices and lower sales volume, which have had a negative impact on the Company’s results of operations. While global trade disruptions caused by the conflict in the Middle East may provide opportunities for the Company to increase certain sales prices and volumes in the near term, the conflict and its impacts continue to evolve and are expected to remain volatile, and there is no guarantee any such increases will continue. To address these challenges amidst the ongoing macroeconomic uncertainty, the Company has taken and continues to take targeted cost reduction initiatives and other actions to advance its balanced capital allocation approach and enhance financial flexibility. The Company will continue to seek additional actions to mitigate the impact of macroeconomic uncertainty. Unforeseen macroeconomic conditions could result in additional actions and could adversely affect equity performance until market conditions improve. For additional information, see Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements.

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

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners, resulting in the reduction of certain of the newly imposed tariffs. Several U.S. trading partners also imposed retaliatory tariffs on U.S. imports. While certain U.S. tariffs were struck down by the U.S. Supreme Court in February 2026, the United States subsequently announced additional new tariffs on virtually all nonexempt imports, and the U.S. tariff rate remains at its highest level in over 80 years. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, especially those instituted in the Company's significant markets or markets where its significant customers or suppliers are located, and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations. Tariffs and trade policies are expected to continue to evolve, and the United States, other countries and international trade bodies may institute new tariffs or more restrictive trade policies or remedies and, as a result, the Company may face additional uncertainties and adverse impacts on its business, financial condition and results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, also impact sales price and volume and the efficacy of the Company's supply chain. For example, long-term market uncertainty, economic impacts driven by trade policies and inflationary pressures, and higher input costs have reduced demand for the Company's products. Adverse economic conditions have also caused supply chain constraints. These factors have had and are continuing to have a negative impact on the Company's results of operations. Additionally, political conditions or tensions; war, invasion or conflict, including new and ongoing conflicts in the Middle East, such as the recent conflict between the United States, Israel and Iran, which began in February 2026 and has resulted in volatility and disruption of the global energy market, and the ongoing conflict between Russia and Ukraine; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company operates or sells its products, have created and could continue to create volatility in global demand for the Company's products, and have disrupted and could continue to disrupt the supply chains, assets or operations of the Company and/or its joint ventures.

The Russia-Ukraine conflict has been ongoing for more than four years since Russia's February 2022 invasion of Ukraine, and although there have been recent efforts to seek a resolution, it remains unclear if these will be successful. In light of sanctions imposed by the United States, Canada, the European Union and other countries as a result of this conflict, Dow ceased in-bound investment to Russia and maintains reasonable, risk-based measures to ship into Russia only limited goods that comply with applicable legal restrictions. These actions have not had and are not expected to have a material impact on the Company's financial condition or results of operations. The situation remains fluid and the ongoing conflict may result in additional economic sanctions or other measures, which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These impacts could include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on and availability of raw materials and energy, most notably in Europe; and heightened cybersecurity threats. Further, the intensity and duration of conflicts in the Middle East, including the recent conflict between the United States, Israel and Iran, and the potential for the expansion of hostilities in the region, are difficult to predict and could disrupt the Company's supply chains and operations, which could have a negative impact on the Company's results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2026	—	$—	—	$931
February 2026	—	$—	—	$931
March 2026	—	$—	—	$931
First quarter 2026	—	$—	—	$931
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the first quarter of 2026, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
4.3	Dow Inc. agrees to provide the SEC, on request, copies of all other such indentures and instruments that define the rights of holders of long-term debt of Dow Inc. and its consolidated subsidiaries, including The Dow Chemical Company, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
10.5.12
An Amendment to the Dow Inc. 2019 Stock Incentive Plan effective as of April 9, 2026 (incorporated by reference to Exhibit 10.5.12 to Dow Inc.'s Current Report on Form 8-K filed with the SEC on April 14, 2026).

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

Date: April 24, 2026

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)