Form 10-Q
period 2026-06-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2026-07-24
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Dow Inc. had 722,340,711 shares of common stock, $0.01 par value, outstanding at June 30, 2026. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at June 30, 2026, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2026

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net sales	$12,092	$10,104	$21,886	$20,535
Cost of sales	9,925	9,521	19,079	19,281
Research and development expenses	207	188	388	388
Selling, general and administrative expenses	535	347	952	713
Amortization of intangibles	40	63	86	139
Restructuring and asset related charges - net	503	591	530	799
Equity in earnings (losses) of nonconsolidated affiliates	36	(30)	(267)	(50)
Sundry income (expense) - net	125	147	246	160
Interest income	38	39	80	67
Interest expense and amortization of debt discount	210	209	429	425
Income (loss) before income taxes	871	(659)	481	(1,033)
Provision for income taxes	69	142	124	58
Net income (loss)	802	(801)	357	(1,091)
Net income attributable to noncontrolling interests	81	34	169	51
Net income (loss) available for Dow Inc. common stockholders	$721	$(835)	$188	$(1,142)

Per common share data:
Earnings (loss) per common share - basic	$0.99	$(1.18)	$0.25	$(1.62)
Earnings (loss) per common share - diluted	$0.99	$(1.18)	$0.25	$(1.62)

Weighted-average common shares outstanding - basic	723.5	709.5	722.4	708.2
Weighted-average common shares outstanding - diluted	725.1	709.5	723.5	708.2

Depreciation	$505	$538	$1,027	$1,050
Capital expenditures	$632	$662	$1,135	$1,347
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net income (loss)	$802	$(801)	$357	$(1,091)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	41	(22)	52	10
Cumulative translation adjustments	(3)	129	(102)	251
Pension and other postretirement benefit plans	37	21	73	41
Derivative instruments	(39)	2	(25)	(18)
Total other comprehensive income (loss)	36	130	(2)	284
Comprehensive income (loss)	838	(671)	355	(807)
Comprehensive income attributable to noncontrolling interests, net of tax	81	34	169	51
Comprehensive income (loss) attributable to Dow Inc.	$757	$(705)	$186	$(858)
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2026: $237; 2025: $31)	$3,973	$3,816
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2026: $70; 2025: $59)	6,430	4,762
Other	2,049	1,876
Inventories	7,233	6,595
Other current assets	1,186	1,013
Total current assets (variable interest entities restricted - 2026: $443; 2025: $228)	20,871	18,062
Investments
Investment in nonconsolidated affiliates	1,121	1,264
Other investments (investments carried at fair value - 2026: $2,379; 2025: $2,212)	3,289	3,017
Noncurrent receivables	563	309
Total investments	4,973	4,590
Property
Property	66,599	65,863
Less: Accumulated depreciation	44,391	43,613
Net property (variable interest entities restricted - 2026: $2,348; 2025: $2,385)	22,208	22,250
Other Assets
Goodwill	7,934	7,978
Other intangible assets (net of accumulated amortization - 2026: $5,821; 2025: $5,727)	1,371	1,486
Operating lease right-of-use assets	1,367	1,356
Deferred income tax assets	1,570	1,511
Deferred charges and other assets	1,291	1,305
Total other assets (variable interest entities restricted - 2026: $213; 2025: $226)	13,533	13,636
Total Assets	$61,585	$58,538
Liabilities and Equity
Current Liabilities
Notes payable	$86	$90
Long-term debt due within one year	758	222
Accounts payable:
Trade	5,385	4,151
Other	1,622	1,394
Operating lease liabilities - current	341	340
Income taxes payable	359	337
Accrued and other current liabilities	3,380	2,649
Total current liabilities (variable interest entities nonrecourse - 2026: $461; 2025: $438)	11,931	9,183
Long-Term Debt (variable interest entities nonrecourse - 2026: $179; 2025: $190)	17,151	17,849
Other Noncurrent Liabilities
Deferred income tax liabilities	353	364
Pension and other postretirement benefits - noncurrent	4,462	4,694
Asbestos-related liabilities - noncurrent	582	628
Operating lease liabilities - noncurrent	1,092	1,097
Other noncurrent obligations	8,647	7,201
Total other noncurrent liabilities (variable interest entities nonrecourse - 2026: $339; 2025: $364)	15,136	13,984
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2026: 791,918,759 shares; 2025: 790,287,565 shares)	8	8
Additional paid-in capital	11,073	11,112
Retained earnings	16,457	16,781
Accumulated other comprehensive loss	(7,662)	(7,660)
Treasury stock at cost (2026: 69,578,048 shares; 2025: 73,065,152 shares)	(4,016)	(4,233)
Dow Inc.’s stockholders’ equity	15,860	16,008
Noncontrolling interests	1,507	1,514
Total equity	17,367	17,522
Total Liabilities and Equity	$61,585	$58,538
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2026	Jun 30, 2025
Operating Activities
Net income (loss)	$357	$(1,091)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,383	1,438
Credit for deferred income tax	(114)	(131)
Earnings of nonconsolidated affiliates less than dividends received	543	220
Net periodic pension benefit credit	(16)	(50)
Pension contributions	(78)	(76)
Net gain on sales of assets, businesses and investments	(49)	(102)
Restructuring and asset related charges - net	530	799
Other net loss	3	104
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,761)	(935)
Inventories	(638)	(158)
Accounts payable	1,347	(12)
Other assets and liabilities, net	941	(372)
Cash provided by (used for) operating activities - continuing operations	2,448	(366)
Cash provided by (used for) operating activities - discontinued operations	7	(13)
Cash provided by (used for) operating activities	2,455	(379)
Investing Activities
Capital expenditures	(1,135)	(1,347)
Proceeds from incentives related to capital expenditures	49	—
Cash flow hedging related to capital expenditures	(6)	—
Investment in gas field developments	(48)	(68)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	58	131
Investments in and loans to nonconsolidated affiliates	(133)	(20)
Purchases of investments	(782)	(205)
Proceeds from sales and maturities of investments	524	552
Other investing activities, net	53	(5)
Cash used for investing activities	(1,420)	(962)
Financing Activities
Changes in short-term notes payable	17	48
Proceeds from issuance of short-term debt greater than three months	16	37
Payments on short-term debt greater than three months	(34)	(41)
Proceeds from issuance of long-term debt	81	1,107
Payments on long-term debt	(206)	(1,114)
Collections on securitization programs, net of remittances	—	18
Transaction financing, debt issuance and other costs	(3)	(85)
Employee taxes paid for share-based payment arrangements	(15)	(16)
Distributions to noncontrolling interests	(158)	(56)
Proceeds from sale of noncontrolling interests	—	2,433
Dividends paid to stockholders	(505)	(990)
Cash provided by (used for) financing activities	(807)	1,341
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(76)	253
Summary
Increase in cash, cash equivalents and restricted cash	152	253
Cash, cash equivalents and restricted cash at beginning of period	3,952	2,263
Cash, cash equivalents and restricted cash at end of period	$4,104	$2,516
Less: Restricted cash and cash equivalents, included in "Other current assets"	131	117
Cash and cash equivalents at end of period	$3,973	$2,399
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	11,062	9,195	11,112	9,203
Stock-based compensation	110	109	178	196
Treasury stock issuances - compensation and benefit plans	(99)	(85)	(217)	(180)
Sale of membership interest in Diamond Infrastructure Solutions	—	1,540	—	1,540
Other	—	(1)	—	(1)
Balance at end of period	11,073	10,758	11,073	10,758
Retained Earnings
Balance at beginning of period	15,992	20,101	16,781	20,909
Net income (loss) available for Dow Inc. common stockholders	721	(835)	188	(1,142)
Dividends to stockholders	(253)	(496)	(505)	(990)
Other	(3)	(4)	(7)	(11)
Balance at end of period	16,457	18,766	16,457	18,766
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,698)	(7,956)	(7,660)	(8,110)
Other comprehensive income (loss)	36	130	(2)	284
Balance at end of period	(7,662)	(7,826)	(7,662)	(7,826)
Treasury Stock
Balance at beginning of period	(4,115)	(4,560)	(4,233)	(4,655)
Treasury stock issuances - compensation and benefit plans	99	85	217	180
Balance at end of period	(4,016)	(4,475)	(4,016)	(4,475)
Dow Inc.'s stockholders' equity	15,860	17,231	15,860	17,231
Noncontrolling Interests	1,507	1,361	1,507	1,361
Total Equity	$17,367	$18,592	$17,367	$18,592

Dividends declared per share of common stock	$0.35	$0.70	$0.70	$1.40
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net sales	$12,092	$10,104	$21,886	$20,535
Cost of sales	9,924	9,520	19,077	19,279
Research and development expenses	207	188	388	388
Selling, general and administrative expenses	535	347	952	713
Amortization of intangibles	40	63	86	139
Restructuring and asset related charges - net	503	591	530	799
Equity in earnings (losses) of nonconsolidated affiliates	36	(30)	(267)	(50)
Sundry income (expense) - net	118	163	239	176
Interest income	38	41	81	70
Interest expense and amortization of debt discount	210	209	429	425
Income (loss) before income taxes	865	(640)	477	(1,012)
Provision for income taxes	69	142	124	58
Net income (loss)	796	(782)	353	(1,070)
Net income attributable to noncontrolling interests	81	34	169	51
Net income (loss) available for The Dow Chemical Company common stockholder	$715	$(816)	$184	$(1,121)

Depreciation	$505	$538	$1,027	$1,050
Capital expenditures	$632	$662	$1,135	$1,347
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net income (loss)	$796	$(782)	$353	$(1,070)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	41	(22)	52	10
Cumulative translation adjustments	(3)	129	(102)	251
Pension and other postretirement benefit plans	37	21	73	41
Derivative instruments	(39)	2	(25)	(18)
Total other comprehensive income (loss)	36	130	(2)	284
Comprehensive income (loss)	832	(652)	351	(786)
Comprehensive income attributable to noncontrolling interests, net of tax	81	34	169	51
Comprehensive income (loss) attributable to The Dow Chemical Company	$751	$(686)	$182	$(837)
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Jun 30, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2026: $237; 2025: $31)	$3,973	$3,816
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2026: $70; 2025: $59)	6,430	4,762
Other	2,049	1,880
Inventories	7,233	6,595
Other current assets	1,135	974
Total current assets (variable interest entities restricted - 2026: $443; 2025: $228)	20,820	18,027
Investments
Investment in nonconsolidated affiliates	1,121	1,264
Other investments (investments carried at fair value - 2026: $2,379; 2025: $2,212)	3,289	3,017
Noncurrent receivables	558	303
Total investments	4,968	4,584
Property
Property	66,599	65,863
Less accumulated depreciation	44,391	43,613
Net property (variable interest entities restricted - 2026: $2,348; 2025: $2,385)	22,208	22,250
Other Assets
Goodwill	7,934	7,978
Other intangible assets (net of accumulated amortization - 2026: $5,821; 2025: $5,727)	1,371	1,486
Operating lease right-of-use assets	1,367	1,356
Deferred income tax assets	1,570	1,511
Deferred charges and other assets	1,291	1,305
Total other assets (variable interest entities restricted - 2026: $213; 2025: $226)	13,533	13,636
Total Assets	$61,529	$58,497
Liabilities and Equity
Current Liabilities
Notes payable	$86	$90
Long-term debt due within one year	758	222
Accounts payable:
Trade	5,385	4,151
Other	1,622	1,394
Operating lease liabilities - current	341	340
Income taxes payable	359	337
Accrued and other current liabilities	3,265	2,542
Total current liabilities (variable interest entities nonrecourse - 2026: $461; 2025: $438)	11,816	9,076
Long-Term Debt (variable interest entities nonrecourse - 2026: $179; 2025: $190)	17,151	17,849
Other Noncurrent Liabilities
Deferred income tax liabilities	353	364
Pension and other postretirement benefits - noncurrent	4,462	4,694
Asbestos-related liabilities - noncurrent	582	628
Operating lease liabilities - noncurrent	1,092	1,097
Other noncurrent obligations	8,514	7,063
Total other noncurrent liabilities (variable interest entities nonrecourse - 2026: $339; 2025: $364)	15,003	13,846
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	12,135	11,957
Retained earnings	11,579	11,915
Accumulated other comprehensive loss	(7,662)	(7,660)
The Dow Chemical Company’s stockholder's equity	16,052	16,212
Noncontrolling interests	1,507	1,514
Total equity	17,559	17,726
Total Liabilities and Equity	$61,529	$58,497
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Six Months Ended
	Jun 30, 2026	Jun 30, 2025
Operating Activities
Net income (loss)	$353	$(1,070)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,383	1,438
Credit for deferred income tax	(114)	(131)
Earnings of nonconsolidated affiliates less than dividends received	543	220
Net periodic pension benefit credit	(16)	(50)
Pension contributions	(78)	(76)
Net gain on sales of assets, businesses and investments	(49)	(102)
Restructuring and asset related charges - net	530	799
Other net loss	4	105
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,761)	(935)
Inventories	(638)	(158)
Accounts payable	1,347	(12)
Other assets and liabilities, net	960	(412)
Cash provided by (used for) operating activities	2,464	(384)
Investing Activities
Capital expenditures	(1,135)	(1,347)
Proceeds from incentives related to capital expenditures	49	—
Cash flow hedging related to capital expenditures	(6)	—
Investment in gas field developments	(48)	(68)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	58	131
Investments in and loans to nonconsolidated affiliates	(133)	(20)
Purchases of investments	(782)	(205)
Proceeds from sales and maturities of investments	524	552
Other investing activities, net	53	(5)
Cash used for investing activities	(1,420)	(962)
Financing Activities
Changes in short-term notes payable	17	48
Proceeds from issuance of short-term debt greater than three months	16	37
Payments on short-term debt greater than three months	(34)	(41)
Proceeds from issuance of long-term debt	81	1,107
Payments on long-term debt	(206)	(1,114)
Collections on securitization programs, net of remittances	—	18
Transaction financing, debt issuance and other costs	(3)	(85)
Employee taxes paid for share-based payment arrangements	(15)	(16)
Distributions to noncontrolling interests	(158)	(56)
Proceeds from sale of noncontrolling interests	—	2,433
Dividends paid to Dow Inc.	(514)	(985)
Cash provided by (used for) financing activities	(816)	1,346
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(76)	253
Summary
Increase in cash, cash equivalents and restricted cash	152	253
Cash, cash equivalents and restricted cash at beginning of period	3,952	2,263
Cash, cash equivalents and restricted cash at end of period	$4,104	$2,516
Less: Restricted cash and cash equivalents, included in "Other current assets"	131	117
Cash and cash equivalents at end of period	$3,973	$2,399
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	12,025	9,713	11,957	9,626
Stock-based compensation	110	109	178	196
Sale of membership interest in Diamond Infrastructure Solutions	—	1,540	—	1,540
Balance at end of period	12,135	11,362	12,135	11,362
Retained Earnings
Balance at beginning of period	11,124	15,193	11,915	16,020
Net income (loss) available for The Dow Chemical Company common stockholder	715	(816)	184	(1,121)
Dividends to Dow Inc.	(257)	(470)	(514)	(985)
Other	(3)	(5)	(6)	(12)
Balance at end of period	11,579	13,902	11,579	13,902
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,698)	(7,956)	(7,660)	(8,110)
Other comprehensive income (loss)	36	130	(2)	284
Balance at end of period	(7,662)	(7,826)	(7,662)	(7,826)
The Dow Chemical Company's stockholder's equity	16,052	17,438	16,052	17,438
Noncontrolling Interests	1,507	1,361	1,507	1,361
Total Equity	$17,559	$18,799	$17,559	$18,799
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

Except as otherwise indicated by the context, the term "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of the Company. Additionally, the term "Diamond Infrastructure Solutions" means Dow InfraCo, LLC, an entity that owns and operates infrastructure assets at certain Dow locations on the U.S. Gulf Coast and became a consolidated variable interest entity on May 1, 2025. See Note 20 for additional information about Diamond Infrastructure Solutions.

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at June 30, 2026
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

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)," which is intended to improve the accounting for and disclosure of environmental credits and related obligations and reduce diversity in practice. The amendments establish recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations arising from regulatory compliance programs. Environmental credits are recognized as assets when it is probable they will be used to settle an obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer, and are subsequently measured based on their intended use. Environmental credit obligations are recognized as liabilities as qualifying events occur and are measured based on the carrying amount of related credits held and the amount required to settle any shortfall. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied on a retrospective basis through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent for the three and six months ended June 30, 2026 (98 percent and 97 percent for the three and six months ended June 30, 2025, respectively). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2026, the Company had unfulfilled performance obligations of $564 million ($617 million at December 31, 2025) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next five years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Hydrocarbons & Energy	$1,635	$1,350	$2,941	$2,928
Packaging and Specialty Plastics	4,750	3,675	8,363	7,407
Packaging & Specialty Plastics	$6,385	$5,025	$11,304	$10,335
Industrial Solutions	$1,101	$985	$2,069	$2,039
Polyurethanes & Construction Chemicals	2,060	1,797	3,713	3,594
Other	5	4	10	8
Industrial Intermediates & Infrastructure	$3,166	$2,786	$5,792	$5,641
Coatings & Performance Monomers	$1,036	$864	$1,855	$1,709
Consumer Solutions	1,325	1,265	2,586	2,491
Performance Materials & Coatings	$2,361	$2,129	$4,441	$4,200
Corporate	$180	$164	$349	$359
Total	$12,092	$10,104	$21,886	$20,535

Net Trade Sales by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
U.S. & Canada	$4,782	$3,988	$8,578	$8,215
EMEAI [1]	3,930	3,272	7,114	6,546
Asia Pacific	1,817	1,737	3,555	3,595
Latin America	1,563	1,107	2,639	2,179
Total	$12,092	$10,104	$21,886	$20,535
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

Revenue recognized in the first six months of 2026 from amounts included in contract liabilities at the beginning of the period was approximately $125 million (approximately $130 million in the first six months of 2025). In the first six months of 2026 and 2025, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant.

The following table summarizes contract assets and liabilities at June 30, 2026 and December 31, 2025:

Contract Assets and Liabilities	Balance Sheet Classification	Jun 30, 2026	Dec 31, 2025
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$6,430	$4,762
Contract liabilities - current	Accrued and other current liabilities	$197	$221
Contract liabilities - noncurrent	Other noncurrent obligations	$1,643	$1,727

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

Transform to Outperform
On January 26, 2026, the Dow Inc. Board of Directors ("Board") approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company's operating model, reducing its cost structure and delivering faster growth. The actions, which include a workforce reduction of approximately 4,500 roles, are expected to be substantially complete by the end of 2027. As a result, in the first and second quarters of 2026, the Company recorded pretax charges of $27 million and $445 million, respectively, for severance and related benefits costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income, related to Corporate.

The Company has recorded pretax inception-to-date charges of $472 million for severance and related benefit costs associated with Transform to Outperform and has made related payments of $18 million.

At June 30, 2026, $405 million of the reserve balance was included in "Accrued and other current liabilities" and $49 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

2025 Restructuring Program
On January 27, 2025, the Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. These actions, which included a workforce reduction of approximately 1,500 roles, were substantially complete at June 30, 2026.

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. The actions related to the shutdown of these assets are expected to be substantially complete by the end of 2027, with associated severance and related benefit cost payments continuing through the first quarter of 2030. In the second quarter of 2026, the Company recorded additional pretax restructuring charges of $58 million, consisting of asset write-downs and write-offs of $8 million and costs associated with exit and disposal activities of $50 million related to a supply commitment. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 19 for additional information on nonrecurring fair value measurements.

The following table summarizes the activities related to the 2025 Restructuring Program, including segment information:

2025 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Corporate	$207	$—	$—	$207
Total restructuring charges	$207	$—	$—	$207
Reserve balance at Mar 31, 2025	$207	$—	$—	$207
Packaging & Specialty Plastics	$—	$81	$77	$158
Industrial Intermediates & Infrastructure	—	63	26	89
Performance Materials & Coatings	—	147	—	147
Corporate	154	43	—	197
Total restructuring charges	$154	$334	$103	$591
Charges against the reserve [1]	—	(334)	(103)	(437)
Cash payments	(16)	—	—	(16)
Reserve balance at Jun 30, 2025	$345	$—	$—	$345
Packaging & Specialty Plastics	$—	$3	$—	$3
Industrial Intermediates & Infrastructure	—	1	5	6
Performance Materials & Coatings	—	3	—	3
Corporate	—	1	10	11
Total restructuring charges	$—	$8	$15	$23
Charges against the reserve [1]	—	(8)	(15)	(23)
Cash payments	(66)	—	—	(66)
Reserve balance at Sep 30, 2025	$279	$—	$—	$279
Packaging & Specialty Plastics	$—	$4	$—	$4
Corporate	28	3	6	37
Total restructuring charges	$28	$7	$6	$41
Charges against the reserve [1]	—	(7)	(6)	(13)
Cash payments	(44)	—	—	(44)
Reserve balance at Dec 31, 2025	$263	$—	$—	$263
Cash payments	(69)	—	—	(69)
Reserve balance at Mar 31, 2026	$194	$—	$—	$194
Industrial Intermediates & Infrastructure	—	1	—	1
Performance Materials & Coatings	—	7	50	57
Total restructuring charges	$—	$8	$50	$58
Charges against the reserve	—	(8)	—	(8)
Cash payments	(25)	—	—	(25)
Reserve balance at Jun 30, 2026	$169	$—	$50	$219
1.Costs associated with exit and disposal activities relate to asset retirement obligations and pension benefit settlement costs.

At June 30, 2026, $53 million of the restructuring reserve balance was included in "Accrued and other current liabilities" ($123 million at December 31, 2025) and $166 million was included in "Other noncurrent obligations" ($140 million at December 31, 2025) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $920 million inception-to-date under the 2025 Restructuring Program, consisting of severance and related benefit costs of $389 million, asset write-downs and write-offs of $357 million and costs associated with exit and disposal activities of $174 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions and costs associated with the Company's restructuring actions, are expected to result in additional cash expenditures of approximately $180 million. Restructuring implementation costs totaled $28 million and $49 million for the three and six months ended June 30, 2026, respectively ($5 million for the three and six months ended June 30, 2025).

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Non-operating pension and other postretirement benefit plan net credits [1]	$17	$36	$36	$74
Foreign exchange gains [2]	16	4	60	11
Gain related to Nova ethylene asset matter [3]	—	—	26	—
Gain (loss) on sales of other assets and investments	53	(2)	59	(5)
Gain on divestiture of soil fumigation product line	—	103	—	103
Gain (loss) on early extinguishment of debt	3	—	3	(60)
Indemnification and other transaction related costs	7	(17)	7	(17)
Other - net	29	23	55	54
Total sundry income (expense) – net	$125	$147	$246	$160
1.See Note 16 for additional information.
2.Foreign exchange gains for the three and six months ended June 30, 2026 relate primarily to the Euro.
3.See Note 12 for additional information.

Sundry income (expense) - net for TDCC for the three and six months ended June 30, 2026 and 2025 is substantially the same as that of Dow Inc. and, therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Jun 30, 2026	Dec 31, 2025
In millions
Gross cash value	$503	$543
Less: Existing drawdowns [1]	—	197
Less: Accrued interest on drawdowns [2]	—	2
Investments in company-owned life insurance [3]	$503	$344
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

The Company repaid its existing drawdown of $197 million during the three months ended June 30, 2026, which was included in “Purchases of investments” in the consolidated statements of cash flows.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At June 30, 2026, outstanding obligations confirmed as valid under the SCF program were $290 million ($239 million at December 31, 2025), included in “Accounts payable – Trade” in the consolidated balance sheets.

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

The following table provides effective tax rate information for Dow Inc. for the three and six months ended June 30, 2026 and 2025:

Effective Tax Rate Information	Three Months Ended		Six Months Ended
Amounts in millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Income (loss) before income taxes	$871	$(659)	$481	$(1,033)
Provision for income taxes	$69	$142	$124	$58
Effective tax rate	7.9%	(21.5)%	25.8%	(5.6)%

The provision for income taxes for the three months ended June 30, 2026 was favorably impacted by changes in the Company’s ability to utilize foreign tax credits associated with cash proceeds received in March 2026 related to the Nova Chemicals Corporation ethylene asset matter, partially offset by tax charges related to changes in uncertain tax positions. See Note 12 for additional information about the ethylene asset matter. The provision for income taxes for the six months ended June 30, 2026 was primarily impacted by the geographic mix of earnings. The provision for income taxes for the three and six months ended June 30, 2025 was unfavorably impacted by the recording of valuation allowances in certain foreign jurisdictions of $242 million and losses attributable to jurisdictions for which no tax benefit can be recognized, partially offset by a tax credit of $89 million related to the sale of a portion of the Company's membership interests in Diamond Infrastructure Solutions, resulting in a negative effective tax rate for both periods.

NOTE 7 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and six months ended June 30, 2026 and 2025. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net income (loss)	$802	$(801)	$357	$(1,091)
Net income attributable to noncontrolling interests	81	34	169	51
Net income attributable to participating securities [1]	6	4	4	7
Net income (loss) attributable to common stockholders	$715	$(839)	$184	$(1,149)
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended		Six Months Ended
Dollars per share	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Earnings (loss) per common share - basic	$0.99	$(1.18)	$0.25	$(1.62)
Earnings (loss) per common share - diluted	$0.99	$(1.18)	$0.25	$(1.62)

Share Count Information	Three Months Ended		Six Months Ended
Shares in millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Weighted-average common shares outstanding - basic	723.5	709.5	722.4	708.2
Plus dilutive effect of equity compensation plans [1]	1.6	—	1.1	—
Weighted-average common shares outstanding - diluted	725.1	709.5	723.5	708.2
Stock units excluded from EPS calculations [2]	15.6	19.6	16.1	17.2
1.The three and six months ended June 30, 2025 reflect a net loss and, as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
2.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2026	Dec 31, 2025
In millions
Finished goods	$4,035	$3,737
Work in process	1,638	1,239
Raw materials	840	826
Supplies	1,230	1,181
Total	$7,743	$6,983
Adjustment of inventories to the LIFO basis	(510)	(388)
Total inventories	$7,233	$6,595

NOTE 9 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 11 to the Consolidated Financial Statements included in the 2025 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets are shown in the following table:

Investments in Nonconsolidated Affiliates	Jun 30, 2026	Dec 31, 2025
In millions
Investment in nonconsolidated affiliates	$1,121	$1,264
Other noncurrent obligations	(861)	(933)
Net investment in nonconsolidated affiliates	$260	$331

At June 30, 2026, the Company had a negative investment balance in Sadara Chemical Company ("Sadara") of $793 million included in "Other noncurrent obligations" (negative $901 million at December 31, 2025) in the consolidated balance sheets. In accordance with ASC Topic 323 "Investments—Equity Method and Joint Ventures," the Company suspended recognition of its share of equity losses from Sadara in the first quarter of 2026, as the carrying value of Sadara related liabilities recorded in Dow’s consolidated balance sheets (primarily the negative investment balance and guarantee liabilities) reached the total of Dow’s existing relevant obligations and commitments. See Notes 12 and 19 for additional information.

At June 30, 2026, the Company had a negative investment balance in EQUATE Petrochemical Company K.S.C.C. of $58 million included in "Other noncurrent obligations" (negative $24 million at December 31, 2025) in the consolidated balance sheets. The increase in the negative investment was driven by dividends distributed to shareholders, net of equity earnings in the first six months of 2026.

NOTE 10 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States, which are set to expire in November 2028 and committed and uncommitted facilities in Europe, which are set to expire in March 2029 (collectively, "the Programs"). Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €400 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three and six months ended June 30, 2026 and 2025. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 12 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, "the Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three and six months ended June 30, 2026 and 2025.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three and six months ended June 30, 2026 and 2025:

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Proceeds received from new transfers	$—	$24	$—	$538

The Company did not have any balances recorded in its consolidated balance sheets related to transfers of accounts receivable at June 30, 2026 and December 31, 2025.

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Jun 30, 2026	Dec 31, 2025
In millions
Notes payable to banks and other lenders	$86	$90
Period-end average interest rates	19.57%	32.18%

Long-Term Debt	2026 Average Rate	Jun 30, 2026	2025 Average Rate	Dec 31, 2025
In millions
Promissory notes and debentures:
Final maturity 2028	4.80%	$600	4.80%	$600
Final maturity 2029 [1]	7.53%	952	7.53%	952
Final maturity 2030	2.10%	818	2.10%	818
Final maturity 2031	4.80%	750	4.80%	750
Final maturity 2032 and thereafter [1]	5.40%	10,725	5.40%	10,803
Other facilities:
Foreign currency notes and loans, various rates and maturities [1]	1.55%	2,132	1.98%	2,237
InterNotes®, varying maturities through 2056	4.95%	1,064	4.81%	1,011
Financed acquisitions of property	5.12%	11	—%	—
Finance lease obligations [2]		1,070		1,126
Unamortized debt discount and issuance costs		(213)		(226)
Long-term debt due within one year [3]		(758)		(222)
Long-term debt		$17,151		$17,849
1.Cost includes net fair value hedge adjustment gains of $26 million at June 30, 2026 ($27 million at December 31, 2025). See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Jun 30, 2026
In millions
2026	$107
2027	$781
2028	$765
2029	$1,071
2030	$1,046
2031	$871

2026 Activity
In the second quarter of 2026, the Company redeemed $12 million aggregate principal amount of 6.30 percent notes due March 2033, $10 million aggregate principal amount of 5.65 percent notes due March 2036, $20 million aggregate principal amount of 5.25 percent notes due November 2041, $12 million aggregate principal amount of 5.55 percent notes due November 2048, $10 million aggregate principal amount of 6.90 percent notes due May 2053, and $13 million aggregate principal amount of 5.95 percent notes due March 2055. As a result of the redemption, the Company recognized a pretax gain on the early extinguishment of debt of $3 million, included in "Sundry income (expense) - net" in the consolidated statements of income.

In the first six months of 2026, the Company issued an aggregate principal amount of $81 million of InterNotes®. Additionally, the Company repaid $54 million of long-term debt.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Jun 30, 2026
In millions	Committed Credit	Available Credit	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	$5,000	$5,000	June 2031	Floating rate
Bilateral Revolving Credit Facility	375	375	October 2026	Floating rate
Bilateral Revolving Credit Facility	150	150	November 2026	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2026	Floating rate
Bilateral Revolving Credit Facility	250	250	March 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	May 2027	Floating rate
Bilateral Revolving Credit Facility	350	350	June 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	October 2027	Floating rate
Bilateral Revolving Credit Facility	200	200	November 2027	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	100	100	March 2028	Floating rate
Bilateral Revolving Credit Facility	300	300	May 2028	Floating rate
Bilateral Revolving Credit Facility	200	200	September 2028	Floating rate
Bilateral Revolving Credit Facility	175	175	September 2028	Floating rate
Bilateral Revolving Credit Facility	300	300	January 2029	Floating rate
Bilateral Revolving Credit Facility	100	100	June 2030	Floating rate
Total committed and available credit facilities	$8,200	$8,200

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first six months of 2026. For additional information on the Company's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2025 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2025 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At June 30, 2026, the Company had accrued obligations of $1,005 million for probable environmental remediation and restoration costs ($1,011 million at December 31, 2025), including $231 million for the remediation of Superfund sites ($221 million at December 31, 2025). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2026 activity, it was determined that no adjustment to the accrual was required at June 30, 2026.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $663 million at June 30, 2026 ($708 million at December 31, 2025). At June 30, 2026, approximately 32 percent of the recorded claim liability related to pending claims and approximately 68 percent related to future claims.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
In 2019, the Court of King's Bench of Alberta, Canada ("Court") found Nova Chemicals Corporation ("Nova") liable for engaging in a deliberate and continuing course of conduct of conversion, breach of contract, gross negligence and willful misconduct in the operation of the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada ("Ethylene Asset"). As a result of the liability finding, which is now final and non-appealable, the Court signed a judgment ordering Nova to pay $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) for damages incurred through 2012. Nova made payment in October 2019. At June 30, 2026, $201 million ($201 million at December 31, 2025) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the 2019 damages judgment.

On June 10, 2025, the Court signed a separate judgment ordering Nova to pay an additional amount of $1.62 billion Canadian dollars (equivalent to approximately $1.2 billion U.S. dollars) for damages incurred through June 2018, which had not been previously quantified. The Court again found that Nova failed to operate the Ethylene Asset at full capacity during this time, depriving the Company’s subsidiaries of millions of pounds of ethylene. On August 11, 2025, the Court also awarded fees of approximately $100 million U.S. dollars, bringing Nova’s payment obligation to approximately $1.3 billion U.S. dollars. In March 2026, after Nova’s procedural attempt to avoid payment and enforcement measures during its pending appeal on damages was denied, Nova paid $1.4 billion Canadian dollars (equivalent to approximately $1.0 billion U.S. dollars) directly to the Company and remitted withholding tax of $452 million Canadian dollars (equivalent to $331 million U.S. dollars) to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company sought a refund of the amount remitted to the CRA, which was received in July 2026.

Certain portions of the fees awarded are not appealable and are not in dispute and, in accordance with ASC 450-30 "Gain Contingencies," the Company recorded a $40 million pretax gain in the first quarter of 2026, of which $14 million was included in "Selling, general and administrative expenses" in the consolidated statements of income and $26 million was included in "Sundry income (expense) - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. At June 30, 2026, the Company's consolidated balance sheets included $331 million in "Accounts and notes receivable - Other" related to the withholding tax refund and $119 million and $1,175 million in "Accrued and other liabilities" and "Other noncurrent obligations," respectively, related to the disputed 2025 damages judgment and related fees.

Dow has filed a similar lawsuit against Nova in the Court to recover damages due to lost ethylene volumes from the operation of the Ethylene Asset after June 2018.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Jun 30, 2026			Dec 31, 2025
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,340	$536	2038	$1,307	$212

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

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities was zero at June 30, 2026 and December 31, 2025.

TDCC has entered into guarantee agreements related to Sadara, a nonconsolidated affiliate. Sadara reached an agreement with its lenders to re-profile its outstanding project financing debt in the first quarter of 2021. In conjunction with the debt re-profiling, TDCC currently guarantees approximately $1.2 billion of principal, and the respective interest, of Sadara’s project financing debt. Based on current market conditions and continued evaluation, the Company believes there is a more than remote probability that some future performance under the project financing guarantee may be required due to uncertainty in Sadara's cash flows. As part of the debt re-profiling, Sadara established a $500 million revolving credit facility guaranteed by Dow, which would be used to fund Dow’s pro-rata share of any potential shortfall. In 2025, Sadara drew $80 million under the revolving credit facility. The term of the revolving credit facility expired in the second quarter of 2026 and the Company remitted cash to satisfy the outstanding $80 million guarantee obligation. This payment is included in "Investments in and loans to nonconsolidated affiliates" in the consolidated statements of cash flows. In the second quarter of 2026, as part of the debt re-profiling commitments, Dow issued a letter of credit for $86 million which expires in the fourth quarter of 2026. See Note 9 for additional information on Dow's investment in Sadara and Note 19 for additional information on fair value measurements.

NOTE 13 – LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2025 10-K.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2026 and 2025 were as follows:

Lease Cost	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Operating lease cost	$106	$109	$212	$215
Finance lease cost
Amortization of right-of-use assets - finance	35	32	70	64
Interest on lease liabilities - finance	14	12	28	24
Total finance lease cost	49	44	98	88
Short-term lease cost	84	87	156	167
Variable lease cost	318	283	585	538
Sublease income	(2)	(1)	(4)	(3)
Total lease cost	$555	$522	$1,047	$1,005

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$218	$222
Operating cash flows for finance leases	$28	$24
Financing cash flows for finance leases	$65	$54
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$135	$108
Finance leases	$15	$165

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and six months ended June 30, 2026 and 2025 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Unrealized Gains (Losses) on Investments
Beginning balance	$(162)	$(211)	$(173)	$(243)
Unrealized gains (losses) on investments	47	(25)	58	15
Tax (expense) benefit	(9)	2	(6)	(5)
Net unrealized gains (losses) on investments	38	(23)	52	10
(Gains) losses reclassified from AOCL to net income (loss) [1]	4	1	—	—
Tax expense (benefit) [2]	(1)	—	—	—
Net (gains) losses reclassified from AOCL to net income (loss)	3	1	—	—
Other comprehensive income (loss), net of tax	41	(22)	52	10
Ending balance	$(121)	$(233)	$(121)	$(233)
Cumulative Translation Adjustments
Beginning balance	$(1,959)	$(1,941)	$(1,860)	$(2,063)
Gains (losses) on foreign currency translation	18	129	(58)	255
Tax (expense) benefit	(8)	12	(23)	15
Net gains (losses) on foreign currency translation	10	141	(81)	270
(Gains) losses reclassified from AOCL to net income (loss) [3]	(13)	(12)	(21)	(19)
Other comprehensive income (loss), net of tax	(3)	129	(102)	251
Ending balance	$(1,962)	$(1,812)	$(1,962)	$(1,812)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(5,493)	$(5,700)	$(5,529)	$(5,720)
Gains (losses) arising during the period	—	1	—	1
Amortization of net loss and prior service credit reclassified from AOCL to net income (loss) [4]	47	26	94	52
Tax expense (benefit) [2]	(10)	(6)	(21)	(12)
Net loss and prior service credit reclassified from AOCL to net income (loss)	37	20	73	40
Other comprehensive income (loss), net of tax	37	21	73	41
Ending balance	$(5,456)	$(5,679)	$(5,456)	$(5,679)
Derivative Instruments
Beginning balance	$(84)	$(104)	$(98)	$(84)
Gains (losses) on derivative instruments	(45)	6	(54)	(9)
Tax (expense) benefit	10	(4)	13	(6)
Net gains (losses) on derivative instruments	(35)	2	(41)	(15)
(Gains) losses reclassified from AOCL to net income (loss) [5]	(4)	1	22	(3)
Tax expense (benefit) [2]	—	(1)	(6)	—
Net (gains) losses reclassified from AOCL to net income (loss)	(4)	—	16	(3)
Other comprehensive income (loss), net of tax	(39)	2	(25)	(18)
Ending balance	$(123)	$(102)	$(123)	$(102)
Total AOCL ending balance	$(7,662)	$(7,826)	$(7,662)	$(7,826)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2026 and 2025:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Balance at beginning of period	$1,514	$507	$1,514	$496
Net income attributable to noncontrolling interests	81	34	169	51
Distributions to noncontrolling interests [1]	(89)	(26)	(171)	(48)
Cumulative translation adjustments	1	12	(5)	28
Sale of noncontrolling interests	—	834	—	834
Balance at end of period	$1,507	$1,361	$1,507	$1,361
1. Includes dividends paid to a joint venture of $8 million for the three and six months ended June 30, 2026 ($8 million for the three and six months ended June 30, 2025) which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income. The three and six months ended June 30, 2026 also includes $68 million of dividends declared but not paid, included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2025 10-K. The following table provides the components of the Company's net periodic benefit credit for all significant plans:

Net Periodic Benefit Credit for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Defined Benefit Pension Plans
Service cost	$9	$11	$19	$21
Interest cost	225	249	450	495
Expected return on plan assets	(298)	(322)	(597)	(641)
Amortization of prior service credit	(3)	(3)	(7)	(6)
Amortization of net loss	59	41	119	81
Net periodic benefit credit	$(8)	$(24)	$(16)	$(50)

Other Postretirement Benefit Plans
Service cost	$1	$1	$2	$2
Interest cost	9	11	17	20
Amortization of net gain	(9)	(12)	(18)	(23)
Net periodic benefit cost (credit)	$1	$—	$1	$(1)

The net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

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

There was minimal grant activity in the second quarter of 2026.

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

In the first quarter of 2026, employees subscribed to the right to purchase approximately 2.2 million shares under the 2021 ESPP. In the second quarter of 2026, due to the change in the Company's stock price, employees now have the right to purchase approximately 2.9 million shares. The plan price is fixed upon the close of the offering period and will be determined in the fourth quarter of 2026. The shares will be delivered to employees in the fourth quarter of 2026.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2025 10-K.

Refer to Note 19 for a summary of the fair value of financial instruments at June 30, 2026 and December 31, 2025.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the six months ended June 30, 2026 and 2025:

Investing Results	Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025
Proceeds from sales of available-for-sale securities	$349	$220
Gross realized gains	$10	$5
Gross realized losses	$(10)	$(5)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Jun 30, 2026	Cost	Fair Value
In millions
Within one year	$61	$60
One to five years	1,103	1,066
Six to ten years	539	534
After ten years	724	641
Total	$2,427	$2,301

Equity Securities
There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three and six months ended June 30, 2026. There was $16 million of net unrealized gains recognized in earnings on equity securities for the three months ended June 30, 2026 ($1 million of net unrealized gains for the three months ended June 30, 2025). There was $15 million of net unrealized gains recognized in earnings on equity securities for the six months ended June 30, 2026 ($2 million of net unrealized losses for the six months ended June 30, 2025).

Investments in Equity Securities [1]	Jun 30, 2026	Dec 31, 2025
In millions
Readily determinable fair value	$78	$9
Not readily determinable fair value	$165	$225
1. During the three months ended June 30, 2026, one of the Company’s equity investments that had previously been accounted for as an equity security without a readily determinable fair value completed an initial public offering ("IPO"). Upon consummation of the IPO, the investment obtained a readily determinable fair value based on quoted market prices for the security in an active market.

Derivative Instruments
The notional amounts of the Company's derivative instruments at June 30, 2026 and December 31, 2025 were as follows:

Notional Amounts [1]	Jun 30, 2026	Dec 31, 2025
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$900	$600
Foreign currency contracts	$4,568	$5,114
Derivatives not designated as hedging instruments:
Interest rate contracts	$545	$97
Foreign currency contracts	$15,829	$10,560
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at June 30, 2026 and December 31, 2025 were as follows:

Commodity Notionals [1]	Jun 30, 2026	Dec 31, 2025	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	1.6	9.5	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.3	1.4	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maximum Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2027
Foreign currency contracts	2027
Commodity contracts	2028

The following table provides the fair value and balance sheet classification of derivative instruments at June 30, 2026 and December 31, 2025:

Fair Value of Derivative Instruments	Jun 30, 2026			Dec 31, 2025
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$17	$(14)	$3	$9	$(9)	$—
Interest rate contracts [4]	—	—	—	9	(8)	1
Foreign currency contracts [3]	101	(58)	43	54	(32)	22
Commodity contracts [3]	210	(179)	31	171	(147)	24
Commodity contracts [4]	47	(41)	6	54	(48)	6
Total	$375	$(292)	$83	$297	$(244)	$53
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$2	$(1)	$1	$—	$—	$—
Foreign currency contracts [3]	86	(35)	51	44	(36)	8
Commodity contracts [3]	15	(10)	5	21	(17)	4
Commodity contracts [4]	—	—	—	2	—	2
Total	$103	$(46)	$57	$67	$(53)	$14
Total asset derivatives	$478	$(338)	$140	$364	$(297)	$67
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$21	$(14)	$7	$12	$(9)	$3
Interest rate contracts [6]	—	—	—	8	(8)	—
Foreign currency contracts [5]	101	(58)	43	71	(32)	39
Commodity contracts [5]	223	(180)	43	182	(162)	20
Commodity contracts [6]	45	(41)	4	54	(48)	6
Total	$390	$(293)	$97	$327	$(259)	$68
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$2	$(1)	$1	$1	$—	$1
Foreign currency contracts [5]	43	(35)	8	84	(36)	48
Commodity contracts [5]	14	(10)	4	21	(17)	4
Commodity contracts [6]	1	—	1	1	—	1
Total	$60	$(46)	$14	$107	$(53)	$54
Total liability derivatives	$450	$(339)	$111	$434	$(312)	$122
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $13 million at June 30, 2026 ($20 million at December 31, 2025). No cash collateral was posted by counterparties with the Company at June 30, 2026 and December 31, 2025.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$—	$—	$—	$13	$—	$33
Excluded components [3,5]	—	4	—	(1)	—	—	—	—
Cash flow hedges:
Interest rate contracts [3]	—	(1)	—	30	(1)	—	(2)	(1)
Foreign currency contracts [6]	(13)	36	(23)	(15)	1	3	(1)	5
Foreign currency contracts [7]	—	(15)	1	(11)	—	—	—	—
Commodity contracts [6]	(21)	(17)	(16)	—	6	(5)	(17)	(1)
Excluded components [5,6]	(2)	—	(3)	7	(2)	(2)	(4)	(3)
Excluded components [5,7]	—	7	—	—	—	3	2	3
Net foreign investment hedges:
Foreign currency contracts	9	(55)	4	(82)	—	—	—	—
Excluded components [5,7]	11	4	33	31	13	12	21	19
Total derivatives designated as hedging instruments	$(16)	$(37)	$(4)	$(41)	$17	$24	$(1)	$55
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$—	$(1)	$2	$(1)	$2
Foreign currency contracts [7]	—	—	—	—	38	(156)	132	(212)
Commodity contracts [6]	—	—	—	—	(3)	(12)	(8)	(17)
Commodity contracts [7]	—	—	—	—	—	—	1	—
Total return swap [6]	—	—	—	—	50	35	29	24
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$84	$(131)	$153	$(203)
Total derivatives	$(16)	$(37)	$(4)	$(41)	$101	$(107)	$152	$(148)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Jun 30, 2026
In millions
Cash flow hedges:
Interest rate contracts	$(3)
Commodity contracts	$(18)
Foreign currency contracts	$7
Excluded components	$(2)
Net foreign investment hedges:
Excluded components	$22

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2025 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Jun 30, 2026				Dec 31, 2025
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$634	$—	$—	$634	$624	$—	$—	$624
Money market funds	Level 2	710	—	—	710	923	—	—	923
Marketable securities [2]	Level 2	460	—	(17)	443	446	—	(61)	385
Other investments:
Debt securities: [3]
Government debt [4]	Level 2	1,248	19	(82)	1,185	1,221	24	(83)	1,162
Corporate bonds	Level 1	14	—	(1)	13	14	—	(1)	13
Corporate bonds	Level 2	965	5	(58)	912	910	10	(57)	863
Corporate bonds	Level 3	200	—	(9)	191	200	—	(35)	165
Equity securities [3,5]	Level 1	26	52	—	78	4	5	—	9
Derivatives relating to: [6]
Interest rates	Level 2	—	19	—	19	—	18	—	18
Foreign currency	Level 2	—	187	—	187	—	98	—	98
Commodities	Level 1	—	4	—	4	—	2	—	2
Commodities	Level 2	—	268	—	268	—	246	—	246
Total assets at fair value					$4,644				$4,508
Liabilities at fair value:
Long-term debt including debt due within one year [7]	Level 2	$(17,909)	$1,636	$(324)	$(16,597)	$(18,071)	$1,746	$(342)	$(16,667)
Guarantee liability [8]	Level 3				(450)				(212)
Derivatives relating to: [6]
Interest rates	Level 2	—	—	(23)	(23)	—	—	(21)	(21)
Foreign currency	Level 2	—	—	(144)	(144)	—	—	(155)	(155)
Commodities	Level 1	—	—	(3)	(3)	—	—	(15)	(15)
Commodities	Level 2	—	—	(280)	(280)	—	—	(243)	(243)
Total liabilities at fair value					$(17,497)				$(17,313)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits. At June 30, 2026, $577 million is included in "Cash and cash equivalents" ($555 million at December 31, 2025) and $57 million is included in "Other current assets" ($69 million at December 31, 2025) in the consolidated balance sheets.
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
6.See Note 18 for classification of derivatives in the consolidated balance sheets.
7.Cost includes fair value hedge adjustment gains of $26 million at June 30, 2026 and $27 million at December 31, 2025 on $6,216 million of debt at June 30, 2026 and $5,538 million at December 31, 2025.
8.Estimated liability for TDCC's guarantee of Sadara's debt, of which $450 million is included in "Other noncurrent obligations" ($132 million at December 31, 2025) and zero is included in "Accrued and other current liabilities" ($80 million at December 31, 2025) in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $106 million in private market securities and $11 million in real estate at June 30, 2026 ($109 million in private market securities and $13 million in real estate at December 31, 2025). There are no redemption restrictions and the unfunded commitments on these investments were $69 million at June 30, 2026 and $65 million at December 31, 2025.

For assets classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The level 3 asset values represent the fair value of an investment in a corporate bond, accounted for as a debt security.

For liabilities classified as Level 3 measurements, fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s accrued liability related to the guarantee of Sadara’s project financing debt is in proportion to the Company’s 35 percent ownership interest in Sadara. The estimated fair value of the project financing debt guarantee was calculated using a "with" and "without" method. The fair value of the debt was calculated "with" the guarantee less the fair value of the debt "without" the guarantee. The "with" and "without" values were calculated using a discounted cash flow method based on contractual cash flows as well as projected prepayments made on the debt by Sadara. During the three months ended March 31, 2026, the fair value of the project financing debt guarantee liability increased by $298 million, which was included in “Equity in earnings (losses) of nonconsolidated affiliates” in the consolidated statements of income. The increase in fair value was primarily attributable to adverse business conditions impacting Sadara’s operations, including the ongoing conflicts in the Middle East. See Note 12 for further information on guarantees.

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

The following table summarizes the carrying amounts of Diamond Infrastructure Solutions' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2026 and December 31, 2025. Amounts presented are adjusted for intercompany eliminations.

Assets and Liabilities of Diamond Infrastructure Solutions	Jun 30, 2026	Dec 31, 2025
In millions
Cash and cash equivalents	$213	$—
Other current assets	172	161
Net property	2,249	2,273
Other noncurrent assets	200	211
Total assets [1]	$2,834	$2,645
Current liabilities	$442	$414
Long-term debt	179	190
Other noncurrent obligations	327	351
Total liabilities [2]	$948	$955
1.All assets were restricted at June 30, 2026 and December 31, 2025. Cash and cash equivalents held by the consolidated VIE is available for use in the ordinary course of business of the VIE entity and is not classified as restricted cash in the consolidated balance sheets.
2.All liabilities were nonrecourse at June 30, 2026 and December 31, 2025.

Other Consolidated VIEs
In addition, the Company holds variable interests and is the primary beneficiary of other joint ventures and entities. The following table summarizes the carrying amounts of other entities' assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2026 and December 31, 2025:

Assets and Liabilities of Other Consolidated VIEs	Jun 30, 2026	Dec 31, 2025
In millions
Cash and cash equivalents	$24	$31
Other current assets	216	253
Net property	99	112
Other noncurrent assets	13	15
Total assets [1]	$352	$411
Current liabilities	$19	$24
Other noncurrent obligations	12	13
Total liabilities [2]	$31	$37
1.Restricted assets totaled $170 million and $194 million at June 30, 2026 and December 31, 2025, respectively. Cash and cash equivalents held by the consolidated VIEs is available for use in the ordinary course of business of the respective VIE entities and is not classified as restricted cash in the consolidated balance sheets.
2.All liabilities were nonrecourse at June 30, 2026 and December 31, 2025.

Amounts presented in the consolidated balance sheets and the table above as restricted assets or nonrecourse obligations relating to consolidated VIEs are adjusted for intercompany eliminations at June 30, 2026 and December 31, 2025.

NOTE 21 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales to external customers, which are attributed to geographic regions based on customer location, were as follows:

Sales to External Customers by Geographic Region	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
United States	$4,461	$3,725	$7,974	$7,671
EMEAI	3,930	3,272	7,114	6,546
Rest of World	3,701	3,107	6,798	6,318
Total	$12,092	$10,104	$21,886	$20,535

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows:

Long-Lived Assets by Geographic Region	Jun 30, 2026	Dec 31, 2025
In millions
United States	$14,393	$14,804
EMEAI	2,600	2,750
Rest of World	5,215	4,696
Total	$22,208	$22,250

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief financial officer, general counsel, and senior vice president of corporate development, together the chief operating decision maker ("CODM"), assesses performance and allocates resources for the three operating segments. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Income (loss) before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate.

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
Three months ended Jun 30, 2026
Net sales	$6,385	$3,166	$2,361	$11,912
Cost of sales	4,853	2,836	2,032	9,721
SARD [2]	267	161	194	622
Equity in earnings (losses) of nonconsolidated affiliates	19	15	1	35
Other segment income (expense) items [3]	(6)	62	(3)	53
Segment Operating EBIT [4]	$1,278	$246	$133	$1,657
Three months ended Jun 30, 2025
Net sales	$5,025	$2,786	$2,129	$9,940
Cost of sales	4,728	2,832	1,814	9,374
SARD [2]	221	116	147	484
Equity in earnings (losses) of nonconsolidated affiliates	7	(39)	1	(31)
Other segment income (expense) items [3]	(12)	16	(17)	(13)
Segment Operating EBIT [4]	$71	$(185)	$152	$38
Six months ended Jun 30, 2026
Net sales	$11,304	$5,792	$4,441	$21,537
Cost of sales	9,389	5,445	3,825	18,659
SARD [2]	479	290	358	1,127
Equity in earnings (losses) of nonconsolidated affiliates	37	(16)	2	23
Other segment income (expense) items [3]	13	87	(10)	90
Segment Operating EBIT [4]	$1,486	$128	$250	$1,864
Six months ended Jun 30, 2025
Net sales	$10,335	$5,641	$4,200	$20,176
Cost of sales	9,493	5,654	3,659	18,806
SARD [2]	461	243	298	1,002
Equity in earnings (losses) of nonconsolidated affiliates	46	(97)	1	(50)
Other segment income (expense) items [3]	(14)	40	(43)	(17)
Segment Operating EBIT [4]	$413	$(313)	$201	$301
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment income (expense) items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC for the three and six months ended June 30, 2026 and 2025 is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Income (loss) before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Income (Loss) Before Income Taxes"	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Segment Operating EBIT	$1,657	$38	$1,864	$301
+ Corporate Operating EBIT	(9)	(59)	(62)	(92)
+ Interest income	38	39	80	67
- Interest expense and amortization of debt discount	210	209	429	425
+ Significant items	(605)	(468)	(972)	(884)
Income (loss) before income taxes	$871	$(659)	$481	$(1,033)

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
Three months ended Jun 30, 2026
Net sales	$6,385	$3,166	$2,361	$11,912	$180	$12,092
Depreciation and amortization	$361	$137	$158	$656	$8	$664
Capital expenditures	$548	$41	$43	$632	$—	$632
Operating EBIT	$1,278	$246	$133	$1,657	$(9)	$1,648
Three months ended Jun 30, 2025
Net sales	$5,025	$2,786	$2,129	$9,940	$164	$10,104
Depreciation and amortization	$369	$153	$192	$714	$10	$724
Capital expenditures	$510	$102	$50	$662	$—	$662
Operating EBIT	$71	$(185)	$152	$38	$(59)	$(21)
Six months ended Jun 30, 2026
Net sales	$11,304	$5,792	$4,441	$21,537	$349	$21,886
Depreciation and amortization	$743	$285	$339	$1,367	$16	$1,383
Capital expenditures	$966	$81	$88	$1,135	$—	$1,135
Operating EBIT	$1,486	$128	$250	$1,864	$(62)	$1,802
Six months ended Jun 30, 2025
Net sales	$10,335	$5,641	$4,200	$20,176	$359	$20,535
Depreciation and amortization	$729	$299	$392	$1,420	$18	$1,438
Capital expenditures	$1,025	$231	$91	$1,347	$—	$1,347
Operating EBIT	$413	$(313)	$201	$301	$(92)	$209
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Jun 30, 2026
Total assets	$32,724	$11,092	$11,985	$55,801	$5,784	$61,585
Investments in nonconsolidated affiliates [1]	$610	$342	$131	$1,083	$38	$1,121
Dec 31, 2025
Total assets	$30,251	$11,263	$11,407	$52,921	$5,617	$58,538
Investments in nonconsolidated affiliates [1]	$677	$413	$137	$1,227	$37	$1,264
1.See Note 9 for additional information regarding the Company's investments in nonconsolidated affiliates.

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Jun 30, 2026
Transform to Outperform [1]	$—	$—	$—	$—	$(526)	$(526)
2025 Restructuring Program asset related charges and exit and disposal costs [2]	—	(1)	(57)	(58)	—	(58)
2025 Restructuring implementation costs [3]	(2)	—	—	(2)	(26)	(28)
Indemnification and other transaction related credits [4]	—	—	—	—	7	7
Total significant items by segment	$(2)	$(1)	$(57)	$(60)	$(545)	$(605)
Six months ended Jun 30, 2026
Transform to Outperform [1]	$—	$—	$—	$—	$(606)	$(606)
2025 Restructuring Program asset related charges and exit and disposal costs [2]	—	(1)	(57)	(58)	—	(58)
2025 Restructuring implementation costs [3]	(3)	—	—	(3)	(46)	(49)
Sadara guarantee liability adjustment [5]	(81)	(211)	—	(292)	—	(292)
Litigation related charges, awards and adjustments [6]	26	—	—	26	—	26
Indemnification and other transaction related credits [4]	—	—	—	—	7	7
Total significant items by segment	$(58)	$(212)	$(57)	$(327)	$(645)	$(972)
1.Includes costs to achieve of $81 million and $134 million for the three and six months ended June 30, 2026, respectively, and severance and related benefit costs of $445 million and $472 million for the three and six months ended June 30, 2026, respectively. See Note 4 for additional information related to severance and related benefit costs.
2.Includes impairment charges related to the write-down of certain manufacturing facilities and other miscellaneous assets and exit and disposal costs associated with the Company's 2025 Restructuring program. See Note 4 for additional information.
3.Includes implementation costs associated with the Company's 2025 Restructuring Program. See Note 4 for additional information.
4.Relates to credits associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 5 for additional information.
5.Includes a charge due to a change in fair value of the estimated liability associated with the Company's guarantee of Sadara's project financing debt. See Notes 9, 12 and 19 for additional information.
6.Relates to a gain associated with a legal matter with Nova. See Note 12 for additional information.

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Jun 30, 2025
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	$(158)	$(89)	$(147)	$(394)	$(197)	$(591)
Implementation costs [2]	—	—	—	—	(5)	(5)
Net gain on divestitures and asset sale [3]	—	103	—	103	—	103
Litigation related charges, awards and adjustments [4]	—	—	—	—	42	42
Indemnification and other transactions related costs [5]	—	—	—	—	(17)	(17)
Total significant items by segment	$(158)	$14	$(147)	$(291)	$(177)	$(468)
Six months ended Jun 30, 2025
Restructuring, implementation and efficiency costs, and asset related charges - net [6]	$—	$(1)	$—	$(1)	$(50)	$(51)
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	(158)	(89)	(147)	(394)	(404)	(798)
Implementation costs [2]	—	—	—	—	(5)	(5)
Net gain on divestitures and asset sale [3]	—	103	—	103	—	103
Litigation related charges, awards and adjustments [4]	—	—	—	—	42	42
Loss on early extinguishment of debt	—	—	—	—	(60)	(60)
Indemnification and other transactions related costs [5]	—	—	—	—	(115)	(115)
Total significant items by segment	$(158)	$13	$(147)	$(292)	$(592)	$(884)
1.Includes severance and related benefit costs and impairment charges related to the write-down of certain manufacturing facilities, corporate assets, leased non-manufacturing facilities and other miscellaneous assets associated with the Company's 2025 Restructuring Program. See Note 4 for additional information.
2.Includes implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of Diamond Infrastructure Solutions. See Note 4 for additional information about the Company's 2025 Restructuring Program.
3.Relates to a gain on the sale of the Company's soil fumigation product line in May 2025.
4.Includes a gain associated with the reassessment of liabilities for certain accrued legacy agricultural products groundwater contamination matters, partially offset by the settlement of a separate claim related to water storage district legacy groundwater contamination matters.
5.Relates to charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. The six months ended June 30, 2025 also includes a charge related to an arbitration settlement agreement for historical product claims from a divested business.
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

STATEMENT ON MIDDLE EAST CONFLICT
During 2026, geopolitical instability in the Middle East, including the conflict involving Iran, Israel, and the United States and related tensions affecting maritime transit through the Strait of Hormuz, has disrupted global energy and petrochemical supply chains. The Strait of Hormuz remains a critical shipping corridor for crude oil, refined products, natural gas, and chemical feedstocks. Although the intensity and nature of the conflict have changed over time and diplomatic efforts continue, periodic security incidents, shipping restrictions and uncertainty regarding access to regional ports and trade routes have continued to affect global markets. These conditions have contributed to volatility in energy and feedstock prices, disruptions to regional production and logistics networks, longer transit times, and shifts in global trade flows as production and sourcing have been rebalanced to alternative regions. As a result, portions of the global chemical industry have experienced supply constraints, increased transportation and operating costs, and reduced supply chain reliability, particularly in Asia Pacific and Europe. Additionally, the Company's joint ventures located in the Middle East have been directly impacted by the conflict.

The Company operates in cost-advantaged geographic regions, including the U.S. & Canada and Latin America, which have not been directly impacted by the Middle East conflict. Additionally, the Company's feedstock flexibility has allowed the Company to operate its European assets competitively, despite the volatile energy and feedstock environment.

TRANSFORM TO OUTPERFORM
In 2026, the Company announced Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company’s operating model, reducing its cost structure and delivering faster growth. Transform to Outperform is expected to deliver at least $2 billion near-term Operating EBITDA improvement from productivity improvements and growth and is accretive to the $1 billion structural cost reductions announced in the first quarter of 2025. In the first half of 2026, the Company delivered $190 million in Operating EBITDA improvement from Transform to Outperform.

OUTLOOK
In the second half of 2026, Dow will continue to build a more agile and resilient company that sets a new competitive standard. The Company will do so by advancing three priorities: growth and innovation in attractive end markets, investing in and strengthening its portfolio, and ensuring balanced capital allocation. Aligned to this, Transform to Outperform is delivering improvements in both growth and productivity, and the Company expects the impact of these efforts to ramp significantly throughout the remainder of this year and into 2027. Taken together, Dow's collective actions are focused on enhancing the long-term value the Company delivers across the cycle.

OVERVIEW
The following is a summary of the results for the three months ended June 30, 2026:
•The Company reported net sales in the second quarter of 2026 of $12.1 billion, up 20 percent from $10.1 billion in the second quarter of 2025; Packaging & Specialty Plastics (up 27 percent), Industrial Intermediates & Infrastructure (up 14 percent) and Performance Materials & Coatings (up 11 percent). Net sales increased in all geographic regions; Latin America (up 41 percent), the U.S. & Canada and EMEAI (both up 20 percent), and Asia Pacific (up 5 percent).
•Local price increased 20 percent compared with the second quarter of 2025 and was up in all operating segments; Packaging & Specialty Plastics (up 30 percent), Industrial Intermediates & Infrastructure (up 15 percent) and Performance Materials & Coatings (up 4 percent). Local price was up in all geographic regions; Latin America (up 32 percent), EMEAI (up 21 percent), the U.S. & Canada (up 17 percent) and Asia Pacific (up 14 percent).
•Currency had a favorable impact of 1 percent on net sales compared with the second quarter of 2025, driven by EMEAI (up 3 percent).
•Volume decreased 1 percent compared with the second quarter of 2025 and was mixed by operating segment; Packaging & Specialty Plastics (down 4 percent), Industrial Intermediates & Infrastructure (down 2 percent) and Performance Materials & Coatings (up 6 percent). Volume increased in Latin America (up 9 percent) and in the U.S. & Canada (up 3 percent) and was more than offset by a decrease in Asia Pacific (down 9 percent) and EMEAI (down 4 percent).
•Restructuring and asset related charges - net was $503 million in the second quarter of 2026, compared with $591 million in the second quarter of 2025. The second quarter of 2026 included pretax charges related to severance and related benefit costs associated with Transform to Outperform, as well as exit and disposal costs and asset write-downs and write-offs associated with the 2025 Restructuring Program. The second quarter of 2025 included asset write-downs and write-offs, severance and related benefits costs, and exit and disposal costs related to asset actions associated with the 2025 Restructuring Program.
•Equity in earnings (losses) of nonconsolidated affiliates was earnings of $36 million in the second quarter of 2026, compared with equity in losses of nonconsolidated affiliates of $30 million in the second quarter of 2025. The increase in equity earnings was primarily driven by the Company's suspension of the recognition of its share of equity losses from the Sadara joint venture in 2026.
•Net income attributable to noncontrolling interests was $81 million in the second quarter of 2026, compared with $34 million in the second quarter of 2025. The increase reflects the ownership interest in Diamond Infrastructure Solutions held by InfraPark Holdings, LLC ("InfraPark"), a subsidiary of a fund managed by Macquarie Asset Management. InfraPark purchased 40 percent of the membership interests in Diamond Infrastructure Solutions in the second quarter of 2025 and an additional 9 percent in the third quarter of 2025.
•Net income (loss) available for Dow Inc. and TDCC common stockholder(s) was income of $721 million and $715 million, respectively, in the second quarter of 2026, compared with a loss of $835 million and $816 million, respectively, in the second quarter of 2025. Earnings (loss) per share for Dow Inc. was earnings of $0.99 per share in the second quarter of 2026, compared with a loss of $1.18 per share in the second quarter of 2025.
•Cash provided by operating activities - continuing operations was $1,324 million in the second quarter of 2026, up $1,794 million compared with the second quarter of 2025. The increase is primarily driven by improved earnings in the second quarter of 2026.
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
•On April 14, 2026, Dow Inc. announced that its Board appointed Karen S. Carter as Chief Executive Officer of the Company, effective July 1, 2026. Ms. Carter succeeded Jim Fitterling, who transitioned from Chief Executive Officer to Executive Chair, effective July 1, 2026. The Board also appointed Karen S. Carter to serve as a Director of the Board, effective July 1, 2026.
•At June 30, 2026, the Company had approximately 32,800 employees.

In addition, the following events occurred subsequent to the second quarter of 2026:
•On July 15, 2026, the Company received a refund from the Canada Revenue Agency of $452 million Canadian dollars (equivalent to approximately $318 million U.S. dollars) associated with withholding taxes on the judgment paid by Nova Chemicals Corporation ("Nova") in connection with a legal matter in the first quarter of 2026.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net sales	$12,092	$10,104	$21,886	$20,535

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Jun 30, 2026				Six Months Ended Jun 30, 2026
	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Percentage change from prior year
Packaging & Specialty Plastics	30%	1%	(4)%	27%	10%	2%	(3)%	9%
Industrial Intermediates & Infrastructure	15	1	(2)	14	3	3	(3)	3
Performance Materials & Coatings	4	1	6	11	—	2	4	6
Total	20%	1%	(1)%	20%	6%	2%	(1)%	7%
Total, excluding the Hydrocarbons & Energy business	18%	1%	—%	19%	6%	2%	—%	8%
U.S. & Canada	17%	—%	3%	20%	5%	—%	(1)%	4%
EMEAI	21	3	(4)	20	7	6	(4)	9
Asia Pacific	14	—	(9)	5	3	1	(5)	(1)
Latin America	32	—	9	41	12	—	9	21
Total	20%	1%	(1)%	20%	6%	2%	(1)%	7%

Net sales in the second quarter of 2026 were $12.1 billion, up 20 percent from $10.1 billion in the second quarter of 2025, with local price up 20 percent, a favorable currency impact of 1 percent, and volume down 1 percent. Net sales increased in all operating segments and all geographic regions. Local price increased in all geographic regions and all operating segments, with Packaging & Specialty Plastics up 30 percent, Industrial Intermediates & Infrastructure up 15 percent, and Performance Materials & Coatings up 4 percent. Volume decreased 1 percent, driven by Asia Pacific (down 9 percent) and EMEAI (down 4 percent), partially offset by increases in Latin America (up 9 percent) and U.S. & Canada (up 3 percent). Volume decreased in Packaging & Specialty Plastics (down 4 percent) and Industrial Intermediates & Infrastructure (down 2 percent) and increased in Performance Materials & Coatings (up 6 percent). Currency favorably impacted net sales by 1 percent, driven by EMEAI (up 3 percent). Excluding the Hydrocarbons & Energy business, net sales increased 19 percent.

Net sales in the first six months of 2026 were $21.9 billion, up 7 percent from $20.5 billion in the first six months of 2025, with local price up 6 percent, a favorable currency impact of 2 percent, and volume down 1 percent. Net sales increased in all operating segments and all geographic regions except Asia Pacific. Local price increased in all geographic regions and in Packaging & Specialty Plastics (up 10 percent) and Industrial Intermediates & Infrastructure (up 3 percent) and was flat in Performance Materials & Coatings. Volume decreased 1 percent, driven by Asia Pacific (down 5 percent), EMEAI (down 4 percent) and U.S. & Canada (down 1 percent), partially offset by increases in Latin America (up 9 percent). Volume decreased in Packaging & Specialty Plastics (down 3 percent) and Industrial Intermediates & Infrastructure (down 3 percent) and increased in Performance Materials & Coatings (up 4 percent). Currency favorably impacted net sales by 2 percent, driven by EMEAI (up 6 percent) and Asia Pacific (up 1 percent). Excluding the Hydrocarbons & Energy business, net sales increased 8 percent.

Cost of Sales
Cost of sales ("COS") was $9.9 billion in the second quarter of 2026, compared with $9.5 billion in the second quarter of 2025. COS increased in the second quarter of 2026 primarily due to the impact of performance-based compensation costs, higher logistics costs, and higher raw material, feedstock and energy costs, partially offset by the Company's cost reduction initiatives. For the first six months of 2026, COS was $19.1 billion compared with $19.3 billion in the first six months of 2025. COS for the first six months of 2026 decreased primarily due to the Company's cost reduction initiatives and lower raw material, feedstock and energy costs, partially offset by higher performance-based compensation costs and higher logistics costs. COS as a percentage of net sales was 82.1 percent in the second quarter of 2026 (94.2 percent in the second quarter of 2025) and 87.2 percent for the first six months of 2026 (93.9 percent for the first six months of 2025).

Research and Development Expenses
Research and development ("R&D") expenses totaled $207 million in the second quarter of 2026, compared with $188 million in the second quarter of 2025. R&D expenses increased in the second quarter of 2026 primarily due to higher performance-based compensation costs which more than offset the impact of the Company’s cost reduction initiatives. R&D expenses for the first six months of 2026 and 2025 were $388 million as higher performance-based compensation costs were offset by the Company's cost reduction initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $535 million in the second quarter of 2026, compared with $347 million in the second quarter of 2025. SG&A expenses increased in the second quarter of 2026 primarily due to costs to achieve Transform to Outperform and higher performance-based compensation costs which more than offset the Company's cost reduction initiatives. For the first six months of 2026, SG&A expenses were $952 million, compared with $713 million in the first six months of 2025. SG&A expenses for the first six months of 2026 increased primarily due to costs to achieve Transform to Outperform and higher performance-based compensation costs, partially offset by the Company's cost reduction initiatives.

Amortization of Intangibles
Amortization of intangibles was $40 million in the second quarter of 2026 compared with $63 million in the second quarter of 2025. In the first six months of 2026, amortization of intangibles was $86 million, compared with $139 million in the first six months of 2025. Amortization of intangibles decreased primarily due to certain intangible assets becoming fully amortized in 2025.

Restructuring and Asset Related Charges - Net
Transform to Outperform
On January 26, 2026, the Dow Inc. Board of Directors ("Board") approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company's operating model, reducing its cost structure and delivering faster growth. As a result of these actions, in the first quarter of 2026, the Company recorded pretax charges of $27 million for severance and related benefit costs, related to Corporate. In the second quarter of 2026, the Company recorded pretax charges of $445 million for severance and related benefit costs, related to Corporate. See Note 4 to the Consolidated Financial Statements for additional information.

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

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. As a result of these actions, in the second quarter of 2025, the Company recorded pretax restructuring charges of $591 million, consisting of severance and related benefit costs of $154 million, asset write-downs and write-offs of $334 million and costs associated with exit and disposal activities of $103 million. Restructuring charges by segment were as follows: $158 million in Packaging & Specialty Plastics, $89 million in Industrial Intermediates & Infrastructure, $147 million in Performance Materials & Coatings and $197 million in Corporate. In the second quarter of 2026, the Company recorded additional pretax restructuring charges of

$58 million, consisting of asset write-downs and write-offs of $8 million and costs associated with exit and disposal activities of $50 million. Restructuring charges by segment were as follows: $1 million in Industrial Intermediates & Infrastructure and $57 million in Performance Materials & Coatings. See Note 4 to the Consolidated Financial Statements for additional information.

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

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings of nonconsolidated affiliates was $36 million in the second quarter of 2026, compared with equity in losses of nonconsolidated affiliates of $30 million in the second quarter of 2025, driven by the Company's suspension of the recognition of its share of equity losses from the Sadara joint venture in 2026. The Company's share of equity in losses of nonconsolidated affiliates was $267 million for the first six months of 2026, compared with equity in losses of nonconsolidated affiliates of $50 million for the first six months of 2025. The increase was primarily related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt and was related to Packaging & Specialty Plastics ($81 million) and Industrial Intermediates & Infrastructure ($211 million). This was partially offset by the Company suspending recognition of its share of equity losses from Sadara in 2026. Cash dividends from nonconsolidated affiliates were $276 million for the first six months of 2026, compared with $170 million for the first six months of 2025. See Notes 9 and 12 for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) - net for the three months ended June 30, 2026 was income of $125 million and $118 million for Dow Inc. and TDCC, respectively, compared with income of $147 million and $163 million, respectively, for the three months ended June 30, 2025. The second quarter of 2026 included gains on the sales of other assets and investments, foreign currency exchange gains, and non-operating pension and postretirement benefit plan credits. The second quarter of 2025 included a gain from the divestiture of the Company's soil fumigation product line, non-operating pension and postretirement benefit plan credits, and foreign currency exchange gains. See Notes 5 and 16 to the Consolidated Financial Statements for additional information.

Sundry income (expense) - net for the six months ended June 30, 2026 was income of $246 million and $239 million for Dow Inc. and TDCC, respectively, compared with income of $160 million and $176 million, respectively, for the six months ended June 30, 2025. The first six months of 2026 included gains on the sales of other assets and investments, foreign currency exchange gains, non-operating pension and postretirement benefit plan credits, and a gain associated with the Nova ethylene asset matter. The first six months of 2025 included a gain from the divestiture of the Company's soil fumigation product line, non-operating pension and postretirement benefit plan credits, and foreign currency exchange gains, partially offset by a loss on early extinguishment of debt. See Notes 5, 12 and 16 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $210 million in the second quarter of 2026, compared with $209 million in the second quarter of 2025. Interest expense and amortization of debt discount was $429 million in the first six months of 2026, compared with $425 million in the first six months of 2025. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Provision for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the second quarter of 2026, the Company reported a provision for income taxes of $69 million, resulting in an effective tax rate of 7.9 percent. In the second quarter of 2025, the Company reported a provision for income taxes of $142 million, resulting in a negative effective tax rate of 21.5 percent. For the first six months of 2026, the Company reported a provision for income taxes of $124 million, resulting in an effective tax rate of 25.8 percent. For the first six months of 2025, the Company reported a provision for income taxes of $58 million, resulting in a negative effective tax rate of 5.6 percent. The reported provision for income taxes and effective tax rates for TDCC are substantially similar.

The provision for income taxes for the second quarter of 2026 was favorably impacted by changes in the Company’s ability to utilize foreign tax credits associated with cash proceeds received in March 2026 related to the Nova ethylene asset matter, partially offset by tax charges related to changes in uncertain tax positions. The provision for income taxes for the first six months of 2026 was primarily impacted by the geographic mix of earnings. The provision for income taxes for the second quarter and first six months of 2025 was unfavorably impacted by the recording of valuation allowances in certain foreign jurisdictions of $242 million and losses attributable to jurisdictions for which no tax benefit can be recognized, partially offset by a tax credit of $89 million related to the sale of a portion of the Company's membership interests in Diamond Infrastructure Solutions, resulting in a negative effective tax rate for both periods.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $81 million in the second quarter of 2026, compared with $34 million in the second quarter of 2025. Net income attributable to noncontrolling interests was $169 million in the first six months of 2026, compared with $51 million for the first six months of 2025. The increase in net income attributable to noncontrolling interests reflects the ownership interest in Diamond Infrastructure Solutions held by InfraPark, which purchased 40 percent of the membership interests in Diamond Infrastructure Solutions in the second quarter of 2025 and an additional 9 percent in the third quarter of 2025. See Notes 15 and 20 to the Consolidated Financial Statements for additional information.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income (loss) available for Dow Inc. common stockholders was income of $721 million, or $0.99 per share, in the second quarter of 2026, compared with a loss of $835 million, or $1.18 per share, in the second quarter of 2025. Net income (loss) available for Dow Inc. common stockholders was income of $188 million, or $0.25 per share, in the first six months of 2026, compared with a loss of $1,142 million, or $1.62 per share, in the first six months of 2025. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income (loss) available for the TDCC common stockholder was income of $715 million in the second quarter of 2026, compared with a loss of $816 million in the second quarter of 2025. Net income (loss) available for the TDCC common stockholder was income of $184 million in the first six months of 2026, compared with a loss of $1,121 million in the first six months of 2025. TDCC's common shares are owned solely by Dow Inc.

SEGMENT RESULTS
For further discussion of the Company's segments, see Part I, Item 1. Business of the combined Dow Inc. and TDCC Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 10-K"), filed with the SEC on February 3, 2026.

Dow’s measure of profit/loss for segment reporting purposes is Operating EBIT as this is the manner in which the chief executive officer, chief financial officer, general counsel, and senior vice president of corporate development, together the chief operating decision maker ("CODM"), assesses performance and allocates resources for the three operating segments. The CODM compares quarterly results to both the year-ago and sequential periods to assess performance and allocate resources to each segment. The Company defines Operating EBIT as earnings (i.e., "Income (loss) before income taxes") before interest, excluding the impact of significant items. Operating EBIT by segment includes all operating items relating to the businesses; items that principally apply to Dow as a whole are assigned to Corporate. See Note 21 to the Consolidated Financial Statements for reconciliations of these measures.

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net sales	$6,385	$5,025	$11,304	$10,335
Operating EBIT	$1,278	$71	$1,486	$413
Equity earnings (losses) [1]	$19	$7	$(44)	$46
1.The six months ended June 30, 2026 includes a significant item for $81 million of losses related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt.

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2026	Jun 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	30%	10%
Currency	1	2
Volume	(4)	(3)
Total	27%	9%

Packaging & Specialty Plastics net sales were $6,385 million in the second quarter of 2026, up 27 percent from net sales of $5,025 million in the second quarter of 2025, with local price up 30 percent, currency up 1 percent, and volume down 4 percent. Local price increased in Packaging and Specialty Plastics in all geographic regions, driven by higher polyethylene prices. Local price increased in Hydrocarbons & Energy, driven by olefins and aromatics in the U.S. & Canada and EMEAI. Currency had a favorable impact on sales in both businesses and was driven by EMEAI. Volume decreased in Packaging and Specialty Plastics, driven by polyethylene declines in Asia Pacific and EMEAI impacted by the Middle East conflict. Volume decreased in Hydrocarbons & Energy due to planned maintenance activity in the U.S. Gulf Coast and the impact of idling an ethylene cracker in EMEAI in mid-2025, which successfully restarted in June 2026.

Operating EBIT was $1,278 million in the second quarter of 2026, up $1,207 million from Operating EBIT of $71 million in the second quarter of 2025. Operating EBIT increased primarily due to higher selling prices and the impact of the Company's self-help initiatives, partially offset by higher planned maintenance and performance-based compensation costs.

Packaging & Specialty Plastics net sales were $11,304 million in the first six months of 2026, up 9 percent from net sales of $10,335 million in the first six months of 2025, with local price up 10 percent, currency up 2 percent, and volume down 3 percent. Local price increased in Packaging and Specialty Plastics in all geographic regions, driven by higher pricing of polyethylene. Local price increased in Hydrocarbons & Energy, driven by olefins and aromatics in EMEAI and the U.S. & Canada. Currency had a favorable impact on sales in both businesses and was primarily driven by EMEAI. Volume was flat in Packaging and Specialty Plastics as higher volumes in polyethylene were offset by lower non-recurring licensing sales. Volume decreased in Hydrocarbons & Energy due to planned maintenance activity in the U.S. Gulf Coast and the impact of idling an ethylene cracker in EMEAI in mid-2025, which successfully restarted in June.

Operating EBIT was $1,486 million in the first six months of 2026, up $1,073 million from Operating EBIT of $413 million in the first six months of 2025. Operating EBIT increased primarily due to higher selling prices and the impact of the Company's self-help initiatives, partially offset by higher planned maintenance and performance-based compensation costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net sales	$3,166	$2,786	$5,792	$5,641
Operating EBIT	$246	$(185)	$128	$(313)
Equity earnings (losses) [1]	$15	$(39)	$(227)	$(97)
1.The six months ended June 30, 2026 includes a significant item for $211 million of losses related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt.

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2026	Jun 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	15%	3%
Currency	1	3
Volume	(2)	(3)
Total	14%	3%

Industrial Intermediates & Infrastructure net sales were $3,166 million in the second quarter of 2026, up 14 percent from net sales of $2,786 million in the second quarter of 2025, with local price up 15 percent, currency up 1 percent, and volume down 2 percent. Local prices increased across both businesses and all geographic regions. Currency had a favorable impact on sales and was driven by EMEAI. Volume decreased in Polyurethanes & Construction Chemicals, primarily in Asia Pacific and EMEAI due to the impact of the Middle East conflict, which more than offset increased volume in industrial market applications. Volume increased in Industrial Solutions, primarily in the U.S. & Canada, driven by increased demand for energy applications and higher volumes from recent alkoxylation investments, which more than offset declines in Asia Pacific and EMEAI primarily due to the impact of the conflict in the Middle East.

Operating EBIT was $246 million in the second quarter of 2026, up $431 million from an Operating EBIT loss of $185 million in the second quarter of 2025. Operating EBIT increased as higher margins, the impact of the Company’s self-help initiatives, lower planned maintenance activity and the suspension of the recognition of equity losses from Sadara more than offset the impact of higher performance-based compensation costs.

Industrial Intermediates & Infrastructure net sales were $5,792 million in the first six months of 2026, up 3 percent from net sales of $5,641 million in the first six months of 2025, with local price up 3 percent, currency up 3 percent, and volume down 3 percent. Local price increased in both businesses and across all geographic regions. Currency had a favorable impact on sales in both businesses and was driven by EMEAI. Volume decreased in Polyurethanes & Construction Chemicals due to the impact of the Middle East conflict, which more than offset increased volume in industrial market applications. Volume decreased in Industrial Solutions as the impact of the conflict in the Middle East more than offset increases in energy applications and higher volumes from recent alkoxylation investments.

Operating EBIT was $128 million in the first six months of 2026, up $441 million from Operating EBIT loss of $313 million in the first six months of 2025. Operating EBIT increased primarily due to higher margins, the impact of the Company’s self-help initiatives, lower planned maintenance activity and the suspension of the recognition of equity losses from Sadara, which more than offset the impact of higher performance-based compensation costs.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net sales	$2,361	$2,129	$4,441	$4,200
Operating EBIT	$133	$152	$250	$201
Equity earnings	$1	$1	$2	$1

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2026	Jun 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	4%	—%
Currency	1	2
Volume	6	4
Total	11%	6%

Performance Materials & Coatings net sales were $2,361 million in the second quarter of 2026, up 11 percent from net sales of $2,129 million in the second quarter of 2025, with volume up 6 percent, local price up 4 percent, and a favorable currency impact of 1 percent. Coatings & Performance Monomers volume increased across all geographic regions, driven by higher demand for acrylic monomers. Volume increased in Consumer Solutions in all geographic regions, primarily in downstream silicones, led by home care and consumer and electronics. Local price in Coatings & Performance Monomers increased across all geographic regions, primarily in acrylic monomers and architectural coatings. Local price was flat in Consumer Solutions with gains in Asia Pacific and EMEAI offset by declines in the U.S. & Canada and Latin America. Local price gains in downstream silicones, driven by consumer and electronics, were offset by declines in upstream siloxanes.

Operating EBIT was $133 million in the second quarter of 2026, down $19 million from Operating EBIT of $152 million in the second quarter of 2025. Operating EBIT decreased as higher performance-based compensation costs, planned maintenance activity, and fixed costs impacted by the closure of the Barry, U.K., siloxanes plant more than offset higher demand, reduced intangible asset amortization expenses in Consumer Solutions, and the impact of the Company's self-help initiatives.

Performance Materials & Coatings net sales were $4,441 million in the first six months of 2026, up 6 percent from net sales of $4,200 million in the first six months of 2025, with volume up 4 percent, a favorable currency impact of 2 percent, and local price flat. Coatings & Performance Monomers volume increased across all geographic regions, driven by higher demand for acrylic monomers. Volume increased in Consumer Solutions in all geographic regions except EMEAI. Volume increased primarily in downstream silicones, led by consumer and electronics and home care. The favorable currency impact was driven by EMEAI and Asia Pacific in both businesses. Local price in Coatings & Performance Monomers increased across all geographic regions except Asia Pacific, primarily in acrylic monomers. Local price decreased in Consumer Solutions due to declines in upstream siloxanes.

Operating EBIT was $250 million in the first six months of 2026, up $49 million from Operating EBIT of $201 million in the first six months of 2025. Operating EBIT increased in both businesses primarily due to higher sales volume, the impact of the Company's self-help initiatives, and reduced intangible asset amortization expenses in Consumer Solutions, which more than offset higher performance-based compensation costs.

CORPORATE

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
Net sales	$180	$164	$349	$359
Operating EBIT	$(9)	$(59)	$(62)	$(92)
Equity earnings	$1	$1	$2	$—

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $180 million in the second quarter of 2026, an increase from net sales of $164 million in the second quarter of 2025. Net sales were $349 million in the first six months of 2026, a decrease from net sales of $359 million in the first six months of 2025.

Operating EBIT was a loss of $9 million in the second quarter of 2026, compared with a loss of $59 million in the second quarter of 2025. Operating EBIT increased primarily due to increased investment gains and the benefit of the Company's cost reduction initiatives. Operating EBIT was a loss of $62 million in the first six months of 2026, compared with a loss of $92 million in the first six months of 2025. Operating EBIT increased due to increased investment gains and the impact of the Company's cost reduction initiatives, partially offset by higher environmental expenses.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $3,973 million at June 30, 2026 and $3,816 million at December 31, 2025, of which $1,875 million at June 30, 2026 and $2,636 million at December 31, 2025 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At June 30, 2026, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Six Months Ended		Six Months Ended
	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
In millions
Cash provided by (used for):
Operating activities - continuing operations	$2,448	$(366)	$2,464	$(384)
Operating activities - discontinued operations	7	(13)	—	—
Operating activities	$2,455	$(379)	$2,464	$(384)
Investing activities	$(1,420)	$(962)	$(1,420)	$(962)
Financing activities	$(807)	$1,341	$(816)	$1,346

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first six months of 2026 was primarily driven by the Company's cash earnings, a cash receipt from Nova related to a judgment on the ethylene asset matter and dividends from equity method investments, partially offset by cash used for working capital, income tax payments and performance-based compensation. Cash used for operating activities from continuing operations in the first six months of 2025 was primarily driven by cash used for working capital and performance-based compensation, which were partially offset by the Company's cash earnings and dividends from equity method investments.

Net Working Capital	Dow Inc.		TDCC
	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
In millions
Current assets	$20,871	$18,062	$20,820	$18,027
Current liabilities	11,931	9,183	11,816	9,076
Net working capital	$8,940	$8,879	$9,004	$8,951
Current ratio	1.75:1	1.97:1	1.76:1	1.99:1

Working Capital Metrics	Three Months Ended
	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025

Days sales outstanding in trade receivables	44	46	47
Days sales in inventory	64	66	64
Days payables outstanding	58	56	64

Cash provided by (used for) operating activities from discontinued operations in the first six months of 2026 and 2025 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first six months of 2026 and 2025 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. The first six months of 2026 also included cash outflows to nonconsolidated affiliates primarily related to Sadara (see Note 12 for additional information). The first six months of 2025 also included a cash inflow related to the sale of the soil fumigation product line and certain related assets.

The Company's capital expenditures were $1,135 million in the first six months of 2026, compared with $1,347 million in the first six months of 2025. The Company expects full year capital spending to be approximately $2.5 billion, including capital spending related to the construction of the Fort Saskatchewan Path2Zero project. As evidenced across this and prior economic cycles, the Company will proactively adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first six months of 2026 for Dow Inc. was primarily related to dividends paid to stockholders, payments on long-term debt and distributions to noncontrolling interests. TDCC included cash outflows for dividends paid to Dow Inc. Cash provided by financing activities in the first six months of 2025 was primarily related to proceeds from the sale of a minority stake in the Company's consolidated infrastructure entity and proceeds from the issuance of long-term debt, which were partially offset by payments on long-term debt. In addition, Dow Inc. included cash outflows for dividends paid to stockholders and TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Six Months Ended
	Jun 30, 2026	Jun 30, 2025
In millions
Cash provided by (used for) operating activities - continuing operations (GAAP)	$2,448	$(366)
Capital expenditures	(1,135)	(1,347)
Free Cash Flow (non-GAAP)	$1,313	$(1,713)

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Six Months Ended
	Jun 30, 2026	Jun 30, 2025
In millions
Net income (loss) (GAAP)	$357	$(1,091)
+ Provision for income taxes	124	58
Income (loss) before income taxes	$481	$(1,033)
- Interest income	80	67
+ Interest expense and amortization of debt discount	429	425
- Significant items ¹	(972)	(884)
Operating EBIT (non-GAAP)	$1,802	$209
+ Depreciation and amortization	1,383	1,438
Operating EBITDA (non-GAAP)	$3,185	$1,647
Cash provided by (used for) operating activities - continuing operations (GAAP)	$2,448	$(366)
Cash flow from operations to net income (GAAP) [2]	685.7%	N/A
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	76.9%	(22.2)%
1.The six months ended June 30, 2026 includes costs to achieve and severance and related benefit costs associated with Transform to Outperform; a loss due to change in fair value of the estimated liability associated with the Company's guarantee of Sadara's project financing debt; asset charges and exit and disposal costs associated with the Company's 2025 Restructuring Program; and implementation costs associated with the Company's 2025 Restructuring Program; partially offset by a gain associated with a legal matter with Nova and amounts associated with agreements entered into with DuPont and Corteva as part of the separation and distribution. The six months ended June 30, 2025 includes severance and related benefit costs and impairment charges related to the 2025 Restructuring Program; implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of Diamond Infrastructure Solutions; a gain on the sale of the Company's soil fumigation product line; a gain associated with the reassessment of liabilities for certain accrued Groundwater Matters, partially offset by the settlement of a separate claim related to Groundwater Matters; charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution; charges related to an arbitration agreement for historical product claims from a divested business; a loss on early extinguishment of debt; restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. See Note 21 to the Consolidated Financial Statements for additional information.
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

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at June 30, 2026. Cash and committed and available forms of liquidity were $13.5 billion at June 30, 2026. The Company also has no substantive long-term debt maturities due until 2029. As a well-known seasoned issuer, the Company has ready access to debt capital markets, subject to market conditions, as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at June 30, 2026. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to June 30, 2026.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At June 30, 2026, TDCC had total committed and available credit facilities of $8.2 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at June 30, 2026.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time and is set to expire in November 2028. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time and is set to expire in March 2029. In the first six months of 2026, there were no sales of receivables under the committed accounts receivable facilities ($106 million in sales of receivables in the first six months of 2025). No sold receivables were outstanding with the facilities at June 30, 2026.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity, set to expire in November 2028. The Company also maintains an uncommitted accounts receivable facility in Europe providing additional liquidity, set to expire in March 2029. There were no sales of receivables under the uncommitted accounts receivable facilities in the first six months of 2026 ($147 million in sales of receivables in the first six months of 2025). No sold receivables were outstanding with the facilities at June 30, 2026. See Note 10 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. There were no sales of receivables under the discounting facilities in the first six months of 2026 ($285 million sales of receivables in the first six months of 2025). No sold receivables were outstanding with the facilities at June 30, 2026. See Note 10 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At December 31, 2025, the Company had monetized $197 million of its existing COLI policies' surrender value. In the second quarter of 2026, the Company repaid the drawdown against the cash surrender value, which resulted in no monetization of its existing COLI policies' surrender value at June 30, 2026. See Note 5 to the Consolidated Financial Statements for additional information.

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

Total Debt	Dow Inc.		TDCC
	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
In millions
Notes payable	$86	$90	$86	$90
Long-term debt due within one year	758	222	758	222
Long-term debt	17,151	17,849	17,151	17,849
Gross debt	$17,995	$18,161	$17,995	$18,161
- Cash and cash equivalents	3,973	3,816	3,973	3,816
- Marketable securities [1]	443	385	443	385
Net debt	$13,579	$13,960	$13,579	$13,960
Total equity	$17,367	$17,522	$17,559	$17,726
Gross debt as a percent of total capitalization	50.9%	50.9%	50.6%	50.6%
Net debt as a percent of total capitalization	43.9%	44.3%	43.6%	44.1%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.48 to 1.00 at June 30, 2026. Management believes TDCC was in compliance with all of its covenants and default provisions at June 30, 2026. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2025 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first six months of 2026.

In the second quarter of 2026, the Company redeemed $12 million aggregate principal amount of 6.30 percent notes due March 2033, $10 million aggregate principal amount of 5.65 percent notes due March 2036, $20 million aggregate principal amount of 5.25 percent notes due November 2041, $12 million aggregate principal amount of 5.55 percent notes due November 2048, $10 million aggregate principal amount of 6.90 percent notes due May 2053, and $13 million aggregate principal amount of 5.95 percent notes due March 2055. As a result of the redemption, the Company recognized a pretax gain on the early extinguishment of debt of $3 million, included in "Sundry income (expense) - net" in the consolidated statements of income.

In the first six months of 2026, the Company issued an aggregate principal amount of $81 million of InterNotes®. Additionally, the Company repaid $54 million of long-term debt.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At June 30, 2026, TDCC's credit ratings were as follows:

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

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended June 30, 2026, TDCC declared and paid a dividend to Dow Inc. of $257 million ($514 million dividend declared and paid to Dow Inc. for the six months ended June 30, 2026). At June 30, 2026, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the first six months of 2026 or 2025. At June 30, 2026, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent of Operating Net Income over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans in the United States and a number of other countries. The Company's funding policy is to contribute to funded plans when pension laws and/or economics either require or encourage funding. See Note 16 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2025 10-K for additional information related to the Company's pension plans.

Restructuring and Transform to Outperform
The 2025 Restructuring Program is expected to result in additional cash expenditures of approximately $405 million primarily over the next three years and consists primarily of severance and related benefits costs, implementation costs related to decommissioning and demolition and additional costs associated with exit and disposal activities.

Restructuring implementation costs totaled $28 million and $49 million for the three and six months ended June 30, 2026, respectively ($5 million for the three and six months ended June 30, 2025).

Transform to Outperform is expected to result in additional cash expenditures of approximately $1 billion over the next two years and consists of severance and related benefit costs, implementation costs, and other costs incurred to achieve the intended uplift in Operating EBITDA. Costs to achieve totaled $81 million and $134 million for the three and six months ended June 30, 2026.

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

Contractual Obligations at Jun 30, 2026	Payments Due In
In millions	2026	2027-2028	2029-2030	2031 and beyond	Total
Dow Inc.
Expected cash requirements for interest [1]	$409	$1,601	$1,450	$9,206	$12,666
Operating leases [2]	202	665	366	504	1,737
Other noncurrent obligations [3]	—	756	542	2,377	3,675
Total	$611	$3,022	$2,358	$12,087	$18,078
TDCC
Expected cash requirements for interest [1]	$409	$1,601	$1,450	$9,206	$12,666
Operating leases [2]	202	665	366	504	1,737
Other noncurrent obligations [3]	—	756	542	2,239	3,537
Total	$611	$3,022	$2,358	$11,949	$17,940
1.Cash requirements for interest on long-term debt was calculated using current interest rates at June 30, 2026, and includes $98 million of various floating rate notes.
2.Includes imputed interest of $303 million.
3.Includes liabilities related to asbestos litigation, environmental remediation, legal matters and other noncurrent liabilities. Also includes the updated fair value of the project financing debt guarantee liability with Sadara, which increased $298 million in the first quarter of 2026. In addition to these items, Dow Inc. includes liabilities related to noncurrent obligations with DuPont de Nemours, Inc. and Corteva, Inc. The table excludes uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities. The table also excludes deferred revenue as it does not represent future cash requirements arising from contractual payment obligations.

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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2026	2025
Claims unresolved at Jan 1	7,158	5,813
Claims filed	2,131	2,195
Claims settled, dismissed or otherwise resolved	(1,799)	(1,456)
Claims unresolved at Jun 30	7,490	6,552
Claimants with claims against both Union Carbide and Amchem	(1,117)	(1,118)
Individual claimants at Jun 30	6,373	5,434

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first six months of 2026. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

Securities Litigation
On August 29, 2025, a putative securities class action was filed in the U.S. District Court for the Eastern District of Michigan alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On March 31, 2026, an amended complaint was filed naming the Company, its then Chief Executive Officer, and its Chief Financial Officer as defendants. The amended complaint alleges that the defendants made false and misleading statements regarding the Company’s ability to sustain its dividend, which allegedly caused the Company’s securities to trade at artificially inflated prices. The action seeks unspecified compensatory damages.

Four putative shareholder derivative actions were filed in the U.S. District Court for the Eastern District of Michigan on September 5, 2025, September 11, 2025, September 18, 2025, and November 21, 2025, which are based on alleged facts and circumstances similar to the above-referenced securities class action, and name the Company's then Chief Executive Officer, Chief Financial Officer, then Chief Operating Officer, and members of its Board of Directors, as defendants. A shareholder derivative action based on similar facts and circumstances was also filed in the Delaware Court of Chancery on April 20, 2026, naming the same individuals as the Michigan derivatives suits, except the then Chief Operating Officer. The five derivative actions assert claims for violations of the Securities Exchange Act of 1934, breach of fiduciary duty, and other claims, and seek to recover damages on behalf of the Company. All of the derivative actions either have been stayed or are in the process of being stayed pending resolution of defendants’ motion to dismiss the securities class action case.

Environmental Proceedings
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

On February 26, 2026, the Company entered into a settlement agreement with the Dutch Public Prosecutor in the Netherlands in which the Company agreed to pay a fine of approximately $1.2 million to resolve certain process safety and environmental non-compliance events that occurred at the Company's Terneuzen, the Netherlands site during the period of 2019 to 2021. The fine was paid in full in the second quarter of 2026.

ITEM 1A. RISK FACTORS
Since December 31, 2025, there have been no material changes to the Company's Risk Factors, except as noted below, which was updated in the first and second quarters of 2026:

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

During 2025, the United States changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners, resulting in the reduction of certain of the newly imposed tariffs. Several U.S. trading partners also imposed retaliatory tariffs on U.S. imports. While certain U.S. tariffs were struck down by the U.S. Supreme Court in February 2026, the United States subsequently announced additional new tariffs on virtually all nonexempt imports, and current U.S. tariff rates remain substantially above pre-2025 levels. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the United States or other countries, especially those instituted in the Company's significant markets or markets where its significant customers or suppliers are located, and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales price, and production and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics, disrupt the long-term planning process for governments and private enterprises and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations. Tariffs and trade policies are expected to continue to evolve, and the United States, other countries and international trade bodies may institute new tariffs or more restrictive trade policies or remedies and, as a result, the Company may face additional uncertainties and adverse impacts on its business, financial condition and results of operations.

Economic conditions around the world, and in certain industries and geographic regions in which the Company does business, also impact sales price and volume and the efficacy of the Company's supply chain. For example, long-term market uncertainty, economic impacts driven by trade policies and inflationary pressures, and higher relative input costs have reduced demand for the Company's products in recent years. Adverse economic conditions have also caused supply chain constraints. These factors have had a negative impact on the Company's results of operations. Political conditions or tensions; war, invasion or conflict, including new and ongoing conflicts in the Middle East, such as the conflict between the United States, Israel and Iran, which began in February 2026 and has resulted in volatility and disruption of the global energy market, and the ongoing conflict between Russia and Ukraine; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company operates or sells its products, have created and could continue to create volatility in global demand for the Company's products, and have disrupted and could continue to disrupt the supply chains, assets or operations of the Company and/or its joint ventures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2026	—	$—	—	$931
May 2026	—	$—	—	$931
June 2026	—	$—	—	$931
Second quarter 2026	—	$—	—	$931
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the second quarter of 2026, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

Date: July 24, 2026

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)