Form 10-Q
period 2026-09-30
DOW INC.; DOW CHEMICAL CO /DE/
filed 2026-10-23
CIK 1751788, 29915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Dow Inc. had 723,881,907 shares of common stock, $0.01 par value, outstanding at September 30, 2026. The Dow Chemical Company had 100 shares of common stock, $0.01 par value, outstanding at September 30, 2026, all of which were held by the registrant’s parent, Dow Inc.

The Dow Chemical Company meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this form with the reduced disclosure format.

Dow Inc. and Subsidiaries
The Dow Chemical Company and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2026

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dow Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net sales	$11,267	$9,973	$33,153	$30,508
Cost of sales	9,889	9,242	28,968	28,523
Research and development expenses	180	191	568	579
Selling, general and administrative expenses	408	340	1,360	1,053
Amortization of intangibles	40	46	126	185
Restructuring and asset related charges - net	9	23	539	822
Equity in earnings (losses) of nonconsolidated affiliates	12	(72)	(255)	(122)
Sundry income (expense) - net	50	185	296	345
Interest income	50	47	130	114
Interest expense and amortization of debt discount	211	221	640	646
Income (loss) before income taxes	642	70	1,123	(963)
Provision (credit) for income taxes	117	(54)	241	4
Net income (loss)	525	124	882	(967)
Net income attributable to noncontrolling interests	67	62	236	113
Net income (loss) available for Dow Inc. common stockholders	$458	$62	$646	$(1,080)

Per common share data:
Earnings (loss) per common share - basic	$0.63	$0.08	$0.88	$(1.53)
Earnings (loss) per common share - diluted	$0.62	$0.08	$0.88	$(1.53)

Weighted-average common shares outstanding - basic	725.5	711.8	723.4	709.4
Weighted-average common shares outstanding - diluted	727.4	713.2	724.8	709.4

Depreciation	$485	$536	$1,512	$1,586
Capital expenditures	$706	$564	$1,841	$1,911
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net income (loss)	$525	$124	$882	$(967)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(89)	57	(37)	67
Cumulative translation adjustments	14	(33)	(88)	218
Pension and other postretirement benefit plans	33	28	106	69
Derivative instruments	50	11	25	(7)
Total other comprehensive income	8	63	6	347
Comprehensive income (loss)	533	187	888	(620)
Comprehensive income attributable to noncontrolling interests, net of tax	67	62	236	113
Comprehensive income (loss) attributable to Dow Inc.	$466	$125	$652	$(733)
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2026: $266; 2025: $31)	$4,142	$3,816
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2026: $66; 2025: $59)	5,890	4,762
Other	1,717	1,876
Inventories	7,024	6,595
Other current assets	1,404	1,013
Total current assets (variable interest entities restricted - 2026: $471; 2025: $228)	20,177	18,062
Investments
Investment in nonconsolidated affiliates	1,119	1,264
Other investments (investments carried at fair value - 2026: $2,320; 2025: $2,212)	3,201	3,017
Noncurrent receivables	612	309
Total investments	4,932	4,590
Property
Property	67,209	65,863
Less: Accumulated depreciation	44,811	43,613
Net property (variable interest entities restricted - 2026: $2,330; 2025: $2,385)	22,398	22,250
Other Assets
Goodwill	7,945	7,978
Other intangible assets (net of accumulated amortization - 2026: $5,882; 2025: $5,727)	1,318	1,486
Operating lease right-of-use assets	1,304	1,356
Deferred income tax assets	1,555	1,511
Deferred charges and other assets	1,324	1,305
Total other assets (variable interest entities restricted - 2026: $204; 2025: $226)	13,446	13,636
Total Assets	$60,953	$58,538
Liabilities and Equity
Current Liabilities
Notes payable	$16	$90
Long-term debt due within one year	745	222
Accounts payable:
Trade	5,300	4,151
Other	1,363	1,394
Operating lease liabilities - current	341	340
Income taxes payable	367	337
Accrued and other current liabilities	3,361	2,649
Total current liabilities (variable interest entities nonrecourse - 2026: $503; 2025: $438)	11,493	9,183
Long-Term Debt (variable interest entities nonrecourse - 2026: $173; 2025: $190)	16,778	17,849
Other Noncurrent Liabilities
Deferred income tax liabilities	368	364
Pension and other postretirement benefits - noncurrent	4,318	4,694
Asbestos-related liabilities - noncurrent	564	628
Operating lease liabilities - noncurrent	1,028	1,097
Other noncurrent obligations	8,772	7,201
Total other noncurrent liabilities (variable interest entities nonrecourse - 2026: $331; 2025: $364)	15,050	13,984
Stockholders’ Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2026: 791,927,232 shares; 2025: 790,287,565 shares)	8	8
Additional paid-in capital	11,060	11,112
Retained earnings	16,659	16,781
Accumulated other comprehensive loss	(7,654)	(7,660)
Treasury stock at cost (2026: 68,045,325 shares; 2025: 73,065,152 shares)	(3,920)	(4,233)
Dow Inc.’s stockholders’ equity	16,153	16,008
Noncontrolling interests	1,479	1,514
Total equity	17,632	17,522
Total Liabilities and Equity	$60,953	$58,538
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2026	Sep 30, 2025
Operating Activities
Net income (loss)	$882	$(967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,049	2,126
Credit for deferred income tax	(94)	(179)
Earnings of nonconsolidated affiliates less than dividends received	534	312
Net periodic pension benefit credit	(25)	(73)
Pension contributions	(138)	(145)
Net gain on sales of assets, businesses and investments	(48)	(211)
Restructuring and asset related charges - net	539	822
Other net loss	109	134
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,214)	(400)
Inventories	(429)	(132)
Accounts payable	1,014	(492)
Other assets and liabilities, net	1,108	(31)
Cash provided by operating activities - continuing operations	4,287	764
Cash provided by (used for) operating activities - discontinued operations	6	(16)
Cash provided by operating activities	4,293	748
Investing Activities
Capital expenditures	(1,841)	(1,911)
Proceeds from incentives related to capital expenditures	67	132
Cash flow hedging related to capital expenditures	(22)	—
Investment in gas field developments	(69)	(110)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	60	135
Investments in and loans to nonconsolidated affiliates	(133)	(21)
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	125
Purchases of investments	(1,090)	(523)
Proceeds from sales and maturities of investments	675	711
Other investing activities, net	61	5
Cash used for investing activities	(2,292)	(1,457)
Financing Activities
Changes in short-term notes payable	1	36
Proceeds from issuance of short-term debt greater than three months	20	50
Payments on short-term debt greater than three months	(92)	(46)
Proceeds from issuance of long-term debt	100	2,652
Payments on long-term debt	(577)	(1,207)
Collections on securitization programs, net of remittances	—	(3)
Transaction financing, debt issuance and other costs	(52)	(130)
Employee taxes paid for share-based payment arrangements	(15)	(16)
Distributions to noncontrolling interests	(232)	(93)
Proceeds from sale of noncontrolling interests	—	2,943
Dividends paid to stockholders	(758)	(1,239)
Other financing activities, net	—	(6)
Cash provided by (used for) financing activities	(1,605)	2,941
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(76)	259
Summary
Increase in cash, cash equivalents and restricted cash	320	2,491
Cash, cash equivalents and restricted cash at beginning of period	3,952	2,263
Cash, cash equivalents and restricted cash at end of period	$4,272	$4,754
Less: Restricted cash and cash equivalents, included in "Other current assets"	130	145
Cash and cash equivalents at end of period	$4,142	$4,609
See Notes to the Consolidated Financial Statements.

Dow Inc. and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Common Stock
Balance at beginning and end of period	$8	$8	$8	$8
Additional Paid-in Capital
Balance at beginning of period	11,073	10,758	11,112	9,203
Stock-based compensation	83	97	261	293
Treasury stock issuances - compensation and benefit plans	(96)	(96)	(313)	(276)
Sale of membership interest in Diamond Infrastructure Solutions	—	339	—	1,879
Other	—	1	—	—
Balance at end of period	11,060	11,099	11,060	11,099
Retained Earnings
Balance at beginning of period	16,457	18,766	16,781	20,909
Net income (loss) available for Dow Inc. common stockholders	458	62	646	(1,080)
Dividends to stockholders	(253)	(249)	(758)	(1,239)
Other	(3)	(3)	(10)	(14)
Balance at end of period	16,659	18,576	16,659	18,576
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,662)	(7,826)	(7,660)	(8,110)
Other comprehensive income	8	63	6	347
Balance at end of period	(7,654)	(7,763)	(7,654)	(7,763)
Treasury Stock
Balance at beginning of period	(4,016)	(4,475)	(4,233)	(4,655)
Treasury stock issuances - compensation and benefit plans	96	96	313	276
Balance at end of period	(3,920)	(4,379)	(3,920)	(4,379)
Dow Inc.'s stockholders' equity	16,153	17,541	16,153	17,541
Noncontrolling Interests	1,479	1,523	1,479	1,523
Total Equity	$17,632	$19,064	$17,632	$19,064

Dividends declared per share of common stock	$0.35	$0.35	$1.05	$1.75
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net sales	$11,267	$9,973	$33,153	$30,508
Cost of sales	9,888	9,241	28,965	28,520
Research and development expenses	180	191	568	579
Selling, general and administrative expenses	408	340	1,360	1,053
Amortization of intangibles	40	46	126	185
Restructuring and asset related charges - net	9	23	539	822
Equity in earnings (losses) of nonconsolidated affiliates	12	(72)	(255)	(122)
Sundry income (expense) - net	50	184	289	360
Interest income	50	47	131	117
Interest expense and amortization of debt discount	211	221	640	646
Income (loss) before income taxes	643	70	1,120	(942)
Provision (credit) for income taxes	117	(54)	241	4
Net income (loss)	526	124	879	(946)
Net income attributable to noncontrolling interests	67	62	236	113
Net income (loss) available for The Dow Chemical Company common stockholder	$459	$62	$643	$(1,059)

Depreciation	$485	$536	$1,512	$1,586
Capital expenditures	$706	$564	$1,841	$1,911
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net income (loss)	$526	$124	$879	$(946)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(89)	57	(37)	67
Cumulative translation adjustments	14	(33)	(88)	218
Pension and other postretirement benefit plans	33	28	106	69
Derivative instruments	50	11	25	(7)
Total other comprehensive income	8	63	6	347
Comprehensive income (loss)	534	187	885	(599)
Comprehensive income attributable to noncontrolling interests, net of tax	67	62	236	113
Comprehensive income (loss) attributable to The Dow Chemical Company	$467	$125	$649	$(712)
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	Sep 30, 2026	Dec 31, 2025
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2026: $266; 2025: $31)	$4,142	$3,816
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2026: $66; 2025: $59)	5,890	4,762
Other	1,718	1,880
Inventories	7,024	6,595
Other current assets	1,350	974
Total current assets (variable interest entities restricted - 2026: $471; 2025: $228)	20,124	18,027
Investments
Investment in nonconsolidated affiliates	1,119	1,264
Other investments (investments carried at fair value - 2026: $2,320; 2025: $2,212)	3,201	3,017
Noncurrent receivables	606	303
Total investments	4,926	4,584
Property
Property	67,209	65,863
Less accumulated depreciation	44,811	43,613
Net property (variable interest entities restricted - 2026: $2,330; 2025: $2,385)	22,398	22,250
Other Assets
Goodwill	7,945	7,978
Other intangible assets (net of accumulated amortization - 2026: $5,882; 2025: $5,727)	1,318	1,486
Operating lease right-of-use assets	1,304	1,356
Deferred income tax assets	1,555	1,511
Deferred charges and other assets	1,324	1,305
Total other assets (variable interest entities restricted - 2026: $204; 2025: $226)	13,446	13,636
Total Assets	$60,894	$58,497
Liabilities and Equity
Current Liabilities
Notes payable	$16	$90
Long-term debt due within one year	745	222
Accounts payable:
Trade	5,300	4,151
Other	1,363	1,394
Operating lease liabilities - current	341	340
Income taxes payable	367	337
Accrued and other current liabilities	3,247	2,542
Total current liabilities (variable interest entities nonrecourse - 2026: $503; 2025: $438)	11,379	9,076
Long-Term Debt (variable interest entities nonrecourse - 2026: $173; 2025: $190)	16,778	17,849
Other Noncurrent Liabilities
Deferred income tax liabilities	368	364
Pension and other postretirement benefits - noncurrent	4,318	4,694
Asbestos-related liabilities - noncurrent	564	628
Operating lease liabilities - noncurrent	1,028	1,097
Other noncurrent obligations	8,639	7,063
Total other noncurrent liabilities (variable interest entities nonrecourse - 2026: $331; 2025: $364)	14,917	13,846
Stockholder's Equity
Common stock (authorized and issued 100 shares of $0.01 par value each)	—	—
Additional paid-in capital	12,218	11,957
Retained earnings	11,777	11,915
Accumulated other comprehensive loss	(7,654)	(7,660)
The Dow Chemical Company’s stockholder's equity	16,341	16,212
Noncontrolling interests	1,479	1,514
Total equity	17,820	17,726
Total Liabilities and Equity	$60,894	$58,497
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Cash Flows

In millions (Unaudited)	Nine Months Ended
	Sep 30, 2026	Sep 30, 2025
Operating Activities
Net income (loss)	$879	$(946)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,049	2,126
Credit for deferred income tax	(94)	(179)
Earnings of nonconsolidated affiliates less than dividends received	534	312
Net periodic pension benefit credit	(25)	(73)
Pension contributions	(138)	(145)
Net gain on sales of assets, businesses and investments	(48)	(211)
Restructuring and asset related charges - net	539	822
Other net loss	110	136
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,214)	(400)
Inventories	(429)	(132)
Accounts payable	1,014	(492)
Other assets and liabilities, net	1,129	(72)
Cash provided by operating activities	4,306	746
Investing Activities
Capital expenditures	(1,841)	(1,911)
Proceeds from incentives related to capital expenditures	67	132
Cash flow hedging related to capital expenditures	(22)	—
Investment in gas field developments	(69)	(110)
Proceeds from sales of property, businesses and consolidated companies, net of cash divested	60	135
Investments in and loans to nonconsolidated affiliates	(133)	(21)
Proceeds from sales of ownership interests in nonconsolidated affiliates	—	125
Purchases of investments	(1,090)	(523)
Proceeds from sales and maturities of investments	675	711
Other investing activities, net	61	5
Cash used for investing activities	(2,292)	(1,457)
Financing Activities
Changes in short-term notes payable	1	36
Proceeds from issuance of short-term debt greater than three months	20	50
Payments on short-term debt greater than three months	(92)	(46)
Proceeds from issuance of long-term debt	100	2,652
Payments on long-term debt	(577)	(1,207)
Collections on securitization programs, net of remittances	—	(3)
Transaction financing, debt issuance and other costs	(52)	(130)
Employee taxes paid for share-based payment arrangements	(15)	(16)
Distributions to noncontrolling interests	(232)	(93)
Proceeds from sale of noncontrolling interests	—	2,943
Dividends paid to Dow Inc.	(771)	(1,237)
Other financing activities, net	—	(6)
Cash provided by (used for) financing activities	(1,618)	2,943
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(76)	259
Summary
Increase in cash, cash equivalents and restricted cash	320	2,491
Cash, cash equivalents and restricted cash at beginning of period	3,952	2,263
Cash, cash equivalents and restricted cash at end of period	$4,272	$4,754
Less: Restricted cash and cash equivalents, included in "Other current assets"	130	145
Cash and cash equivalents at end of period	$4,142	$4,609
See Notes to the Consolidated Financial Statements.

The Dow Chemical Company and Subsidiaries
Consolidated Statements of Equity

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Common Stock
Balance at beginning and end of period	$—	$—	$—	$—
Additional Paid-in Capital
Balance at beginning of period	12,135	11,362	11,957	9,626
Stock-based compensation	83	97	261	293
Sale of membership interest in Diamond Infrastructure Solutions	—	339	—	1,879
Balance at end of period	12,218	11,798	12,218	11,798
Retained Earnings
Balance at beginning of period	11,579	13,902	11,915	16,020
Net income (loss) available for The Dow Chemical Company common stockholder	459	62	643	(1,059)
Dividends to Dow Inc.	(257)	(240)	(771)	(1,225)
Other	(4)	(2)	(10)	(14)
Balance at end of period	11,777	13,722	11,777	13,722
Accumulated Other Comprehensive Loss
Balance at beginning of period	(7,662)	(7,826)	(7,660)	(8,110)
Other comprehensive income	8	63	6	347
Balance at end of period	(7,654)	(7,763)	(7,654)	(7,763)
The Dow Chemical Company's stockholder's equity	16,341	17,757	16,341	17,757
Noncontrolling Interests	1,479	1,523	1,479	1,523
Total Equity	$17,820	$19,280	$17,820	$19,280
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

NOTE 2 – RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at September 30, 2026
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

NOTE 3 – REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. The Company's revenue related to product sales was 98 percent for the three and nine months ended September 30, 2026 (98 percent for the three and nine months ended September 30, 2025). The remaining sales were primarily related to the Company's insurance operations and licensing of patents and technologies. Product sales consist of sales of the Company's products to manufacturers and distributors. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company’s licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2026, the Company had unfulfilled performance obligations of $618 million ($617 million at December 31, 2025) related to the licensing of technology. The Company expects revenue to be recognized for the remaining performance obligations over the next six years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by operating segment and business, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Sales by Segment and Business	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Hydrocarbons & Energy	$1,656	$1,233	$4,597	$4,161
Packaging and Specialty Plastics	4,122	3,658	12,485	11,065
Packaging & Specialty Plastics	$5,778	$4,891	$17,082	$15,226
Industrial Solutions	$1,150	$1,004	$3,219	$3,043
Polyurethanes & Construction Chemicals	1,903	1,826	5,616	5,420
Other	5	4	15	12
Industrial Intermediates & Infrastructure	$3,058	$2,834	$8,850	$8,475
Coatings & Performance Monomers	$925	$809	$2,780	$2,518
Consumer Solutions	1,325	1,273	3,911	3,764
Performance Materials & Coatings	$2,250	$2,082	$6,691	$6,282
Corporate	$181	$166	$530	$525
Total	$11,267	$9,973	$33,153	$30,508

Net Trade Sales by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
U.S. & Canada	$4,548	$3,914	$13,126	$12,129
EMEAI [1]	3,637	3,090	10,751	9,636
Asia Pacific	1,781	1,838	5,336	5,433
Latin America	1,301	1,131	3,940	3,310
Total	$11,267	$9,973	$33,153	$30,508
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

Revenue recognized in the first nine months of 2026 from amounts included in contract liabilities at the beginning of the period was approximately $170 million (approximately $170 million in the first nine months of 2025). In the first nine months of 2026 and 2025, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant.

The following table summarizes contract assets and liabilities at September 30, 2026 and December 31, 2025:

Contract Assets and Liabilities	Balance Sheet Classification	Sep 30, 2026	Dec 31, 2025
In millions
Accounts and notes receivable - trade	Accounts and notes receivable - trade	$5,890	$4,762
Contract liabilities - current	Accrued and other current liabilities	$199	$221
Contract liabilities - noncurrent	Other noncurrent obligations	$1,744	$1,727

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

Transform to Outperform
On January 26, 2026, the Dow Inc. Board of Directors ("Board") approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company's operating model, reducing its cost structure and delivering faster growth. The actions, which include a workforce reduction of approximately 4,500 roles, are expected to be substantially complete by the end of 2027. As a result, in the first, second and third quarters of 2026, the Company recorded pretax charges of $27 million, $445 million and $9 million, respectively, for severance and related benefit costs, included in "Restructuring and asset related charges - net" in the consolidated statements of income, related to Corporate.

The Company has recorded pretax inception-to-date charges of $481 million for severance and related benefit costs associated with Transform to Outperform and has made related payments of $214 million.

At September 30, 2026, $255 million of the reserve balance was included in "Accrued and other current liabilities" and $12 million was included in "Other noncurrent obligations" in the consolidated balance sheets.

2025 Restructuring Program
On January 27, 2025, the Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. These actions, which included a workforce reduction of approximately 1,500 roles, were substantially complete at June 30, 2026.

On June 30, 2025, the Board approved restructuring actions to rationalize the Company's global asset footprint, including certain actions identified as part of the Company's previously announced strategic review of its European assets and certain corporate and other assets, and to enhance the Company's competitiveness over the economic cycle. The program includes asset write-down and write-off charges, severance and related benefit costs and other exit and disposal costs. The actions related to the shutdown of these assets are expected to be substantially complete by the end of 2027, with associated severance and related benefit cost payments continuing primarily through the first quarter of 2030. In the second quarter of 2026, the Company recorded additional pretax restructuring charges of $58 million, consisting of asset write-downs and write-offs of $8 million and costs associated with exit and disposal activities of $50 million related to a supply commitment. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 19 for additional information on nonrecurring fair value measurements.

The following table summarizes the activities related to the 2025 Restructuring Program, including segment information:

2025 Restructuring Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Corporate	$207	$—	$—	$207
Total restructuring charges	$207	$—	$—	$207
Reserve balance at Mar 31, 2025	$207	$—	$—	$207
Packaging & Specialty Plastics	$—	$81	$77	$158
Industrial Intermediates & Infrastructure	—	63	26	89
Performance Materials & Coatings	—	147	—	147
Corporate	154	43	—	197
Total restructuring charges	$154	$334	$103	$591
Charges against the reserve [1]	—	(334)	(103)	(437)
Cash payments	(16)	—	—	(16)
Reserve balance at Jun 30, 2025	$345	$—	$—	$345
Packaging & Specialty Plastics	$—	$3	$—	$3
Industrial Intermediates & Infrastructure	—	1	5	6
Performance Materials & Coatings	—	3	—	3
Corporate	—	1	10	11
Total restructuring charges	$—	$8	$15	$23
Charges against the reserve [1]	—	(8)	(15)	(23)
Cash payments	(66)	—	—	(66)
Reserve balance at Sep 30, 2025	$279	$—	$—	$279
Packaging & Specialty Plastics	$—	$4	$—	$4
Corporate	28	3	6	37
Total restructuring charges	$28	$7	$6	$41
Charges against the reserve [1]	—	(7)	(6)	(13)
Cash payments	(44)	—	—	(44)
Reserve balance at Dec 31, 2025	$263	$—	$—	$263
Cash payments	(69)	—	—	(69)
Reserve balance at Mar 31, 2026	$194	$—	$—	$194
Industrial Intermediates & Infrastructure	—	1	—	1
Performance Materials & Coatings	—	7	50	57
Total restructuring charges	$—	$8	$50	$58
Charges against the reserve	—	(8)	—	(8)
Cash payments	(25)	—	—	(25)
Reserve balance at Jun 30, 2026	$169	$—	$50	$219
Cash payments	(15)	—	—	(15)
Reserve balance at Sep 30, 2026	$154	$—	$50	$204
1.Costs associated with exit and disposal activities relate to asset retirement obligations and pension benefit settlement costs.

At September 30, 2026, $58 million of the restructuring reserve balance was included in "Accrued and other current liabilities" ($123 million at December 31, 2025) and $146 million was included in "Other noncurrent obligations" ($140 million at December 31, 2025) in the consolidated balance sheets.

The Company recorded pretax restructuring charges of $920 million inception-to-date under the 2025 Restructuring Program, consisting of severance and related benefit costs of $389 million, asset write-downs and write-offs of $357 million and costs associated with exit and disposal activities of $174 million.

Restructuring implementation costs, primarily decommissioning and demolition activities related to asset actions and costs associated with the Company's restructuring actions, are expected to result in additional cash expenditures of approximately $160 million. Restructuring implementation costs totaled $31 million and $80 million for the three and nine months ended September 30, 2026, respectively ($5 million and $10 million for the three and nine months ended September 30, 2025, respectively).

NOTE 5 – SUPPLEMENTARY INFORMATION

Dow Inc. Sundry Income (Expense) – Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Non-operating pension and other postretirement benefit plan net credits [1]	$19	$36	$55	$110
Foreign exchange gains [2]	14	12	74	23
Gain related to Nova ethylene asset matter [3]	69	—	95	—
Gain on sales of other assets and investments	10	5	69	—
Gain on divestiture of ownership interest in DowAksa [4]	—	110	—	110
Gain on divestiture of soil fumigation product line	—	—	—	103
Loss on early extinguishment of debt [5]	(53)	(18)	(50)	(78)
Indemnification and other transaction related costs	—	(3)	7	(20)
Other - net	(9)	43	46	97
Total sundry income (expense) – net	$50	$185	$296	$345
1.See Note 16 for additional information.
2.Foreign exchange gains for the three and nine months ended September 30, 2026 relate primarily to exposures to the Euro. Foreign exchange gains for the three and nine months ended September 30, 2025 relate primarily to exposures to the Euro, partially offset by losses in exposures to the Argentine peso.
3.See Note 12 for additional information.
4.In August 2025, the Company sold its ownership interest in DowAksa Advanced Composites Holdings BV ("DowAksa"), a nonconsolidated affiliate, to its joint venture partner.
5.See Note 11 for additional information.

Sundry income (expense) - net for TDCC for the three and nine months ended September 30, 2026 and 2025 is substantially the same as that of Dow Inc. and, therefore, Sundry income (expense) - net for TDCC is not disclosed separately.

Other Investments
The Company has investments in company-owned life insurance policies, which are recorded at their cash surrender value as of each balance sheet date, as provided below:

Investments in Company-Owned Life Insurance	Sep 30, 2026	Dec 31, 2025
In millions
Gross cash value	$494	$543
Less: Existing drawdowns [1]	—	197
Less: Accrued interest on drawdowns [2]	—	2
Investments in company-owned life insurance [3]	$494	$344
1.Classified as "Proceeds from sales and maturities of investments" in the consolidated statements of cash flows.
2.Included in "Sundry income (expense) - net" in the consolidated statements of income.
3.Classified as "Other investments" in the consolidated balance sheets.

In 2026, the Company repaid its existing drawdown of $197 million, which was included in “Purchases of investments” in the consolidated statements of cash flows.

Supplier Finance Program
The Company facilitates a supply chain financing (“SCF”) program in the ordinary course of business in order to extend payment terms with vendors. Under the terms of this program, a vendor can voluntarily enter into an agreement with a participating financial intermediary to sell its receivables due from the Company. The vendor receives payment from the financial intermediary, and the Company pays the financial intermediary on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. The vendor negotiates the terms of the agreements directly with the financial intermediary and the Company is not a party to that agreement. The financial intermediary may allow the participating vendor to utilize the Company’s creditworthiness in establishing credit spreads and associated costs, which may provide the vendor with more favorable terms than they would be able to secure on their own. The Company does not provide guarantees related to the SCF program. At September 30, 2026, outstanding obligations confirmed as valid under the SCF program were $275 million ($239 million at December 31, 2025), included in “Accounts payable – Trade” in the consolidated balance sheets.

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

The following table provides effective tax rate information for Dow Inc. for the three and nine months ended September 30, 2026 and 2025:

Effective Tax Rate Information	Three Months Ended		Nine Months Ended
Amounts in millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Income (loss) before income taxes	$642	$70	$1,123	$(963)
Provision (credit) for income taxes	$117	$(54)	$241	$4
Effective tax rate	18.2%	(77.1)%	21.5%	(0.4)%

The credit for income taxes for the three months ended September 30, 2025 was impacted by the recording of a tax benefit stemming from the U.S. Tax Court's decision in Varian Medical Systems Inc. v. Commissioner of $100 million and a tax benefit of $20 million related to the sale of an additional portion of the Company's membership interests in Diamond Infrastructure Solutions, partially offset by losses attributable to jurisdictions for which no tax benefit can be recognized. The provision for income taxes for the nine months ended September 30, 2025, was also impacted by the recording of valuation allowances in certain foreign jurisdictions of $242 million and losses attributable to jurisdictions for which no tax benefit can be recognized, partially offset by a tax benefit of $89 million related to the initial sale of a portion of the Company's membership interests in Diamond Infrastructure Solutions. These factors resulted in a negative effective tax rate for both periods.

NOTE 7 – EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for Dow Inc. for the three and nine months ended September 30, 2026 and 2025. Earnings per share of TDCC is not presented as this information is not required in financial statements of wholly owned subsidiaries.

Net Income (Loss) for Earnings Per Share Calculations	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net income (loss)	$525	$124	$882	$(967)
Net income attributable to noncontrolling interests	67	62	236	113
Net income attributable to participating securities [1]	4	2	6	9
Net income (loss) attributable to common stockholders	$454	$60	$640	$(1,089)
1.Restricted stock units are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

Earnings (Loss) Per Share - Basic and Diluted	Three Months Ended		Nine Months Ended
Dollars per share	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Earnings (loss) per common share - basic	$0.63	$0.08	$0.88	$(1.53)
Earnings (loss) per common share - diluted	$0.62	$0.08	$0.88	$(1.53)

Share Count Information	Three Months Ended		Nine Months Ended
Shares in millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Weighted-average common shares outstanding - basic	725.5	711.8	723.4	709.4
Plus dilutive effect of equity compensation plans [1]	1.9	1.4	1.4	—
Weighted-average common shares outstanding - diluted	727.4	713.2	724.8	709.4
Stock units excluded from EPS calculations [2]	15.6	19.3	15.9	23.6
1.The nine months ended September 30, 2025 reflect a net loss and, as such, the basic share count was used for purposes of calculating earnings per share on a diluted basis.
2.These outstanding stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 – INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2026	Dec 31, 2025
In millions
Finished goods	$3,901	$3,737
Work in process	1,614	1,239
Raw materials	833	826
Supplies	1,179	1,181
Total	$7,527	$6,983
Adjustment of inventories to the LIFO basis	(503)	(388)
Total inventories	$7,024	$6,595

NOTE 9 – NONCONSOLIDATED AFFILIATES
For additional information on the Company’s nonconsolidated affiliates, see Note 11 to the Consolidated Financial Statements included in the 2025 10-K.

The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets are shown in the following table:

Investments in Nonconsolidated Affiliates	Sep 30, 2026	Dec 31, 2025
In millions
Investment in nonconsolidated affiliates	$1,119	$1,264
Other noncurrent obligations	(796)	(933)
Net investment in nonconsolidated affiliates	$323	$331

At September 30, 2026, the Company had a negative investment balance in Sadara Chemical Company ("Sadara") of $758 million included in "Other noncurrent obligations" (negative $901 million at December 31, 2025) in the consolidated balance sheets. In accordance with ASC Topic 323 "Investments—Equity Method and Joint Ventures," the Company suspended recognition of its share of equity losses from Sadara in the first quarter of 2026, as the carrying value of Sadara related liabilities recorded in Dow’s consolidated balance sheets (primarily the negative investment balance and guarantee liabilities) reached the total of Dow’s existing relevant obligations and commitments. See Notes 12 and 19 for additional information.

At September 30, 2026, the Company had a negative investment balance in EQUATE Petrochemical Company K.S.C.C. of $30 million included in "Other noncurrent obligations" (negative $24 million at December 31, 2025) in the consolidated balance sheets. The increase in the negative investment was driven by dividends distributed to shareholders, net of equity earnings in the first nine months of 2026.

NOTE 10 – TRANSFERS OF FINANCIAL ASSETS
Accounts Receivable Programs
The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States, which are set to expire in November 2028 and committed and uncommitted facilities in Europe, which are set to expire in March 2029 (collectively, "the Programs"). Under the terms of the Programs, the Company may sell certain eligible trade accounts receivable at any point in time, up to $900 million for the U.S. committed facility and up to €400 million for the Europe committed facility. Under the terms of the Programs, the Company continues to service the receivables from the customer, but retains no interest in the receivables, and remits payment to the financial institutions. Losses on transfers of receivables were insignificant for the three and nine months ended September 30, 2026 and 2025. The Company also provides a guarantee to the financial institutions for the creditworthiness and collection of the receivables in satisfaction of the facility. See Note 12 for additional information related to guarantees.

The Company has access to accounts receivable discounting facilities that cover certain receivables generated from sales in EMEAI, Asia Pacific and Canada (collectively, "the Facilities"). Under the terms of the Facilities, the Company retains no interest in the transferred receivables once sold and receivables are transferred with limited recourse. The Company continues to service the receivables from the customer and remits payment to the Facilities. Losses on transfers of receivables were insignificant for the three and nine months ended September 30, 2026 and 2025.

The following table provides a summary of cash flows related to the Programs and the Facilities for the three and nine months ended September 30, 2026 and 2025:

Cash Flows Related to Transfers of Accounts Receivable	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Proceeds received from new transfers	$6	$—	$6	$538

The Company did not have any balances recorded in its consolidated balance sheets related to transfers of accounts receivable at September 30, 2026 and December 31, 2025.

NOTE 11 – NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES

Notes Payable	Sep 30, 2026	Dec 31, 2025
In millions
Notes payable to banks and other lenders	$16	$90
Period-end average interest rates	7.55%	32.18%

Long-Term Debt	2026 Average Rate	Sep 30, 2026	2025 Average Rate	Dec 31, 2025
In millions
Promissory notes and debentures:
Final maturity 2028	4.80%	$600	4.80%	$600
Final maturity 2029 [1]	7.54%	877	7.53%	952
Final maturity 2030	2.10%	818	2.10%	818
Final maturity 2031	4.80%	750	4.80%	750
Final maturity 2032 and thereafter [1]	5.33%	10,452	5.40%	10,803
Other facilities:
Foreign currency notes and loans, various rates and maturities [1]	1.30%	2,109	1.98%	2,237
InterNotes®, varying maturities through 2056	5.00%	1,066	4.81%	1,011
Financed acquisitions of property	5.40%	14	—%	—
Finance lease obligations [2]		1,044		1,126
Unamortized debt discount and issuance costs		(207)		(226)
Long-term debt due within one year [3]		(745)		(222)
Long-term debt		$16,778		$17,849
1.Cost includes net fair value hedge adjustment losses of $22 million at September 30, 2026 (gains of $27 million at December 31, 2025). See Note 18 for additional information.
2.See Note 13 for additional information.
3.Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2026
In millions
2026	$48
2027	$782
2028	$765
2029	$996
2030	$1,046
2031	$878

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

In the third quarter of 2026, the Company redeemed $63 million aggregate principal amount of 7.38 percent notes due November 2029, $13 million aggregate principal amount of 7.85 percent notes due July 2029, $125 million aggregate principal amount of 9.40 percent notes due May 2039, and $99 million aggregate principal amount of 6.90 percent notes due May 2053. As a result of the redemption, the Company recognized a pretax loss on the early extinguishment of debt of $53 million, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first nine months of 2026, the Company issued an aggregate principal amount of $100 million of InterNotes®. Additionally, the Company repaid $83 million of long-term debt at maturity.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2026
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

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Company's outstanding long-term debt and primary, private credit agreements in the first nine months of 2026. For additional information on the Company's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2025 10-K.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
A summary of the Company's commitments and contingencies can be found in Note 15 to the Consolidated Financial Statements included in the 2025 10-K, which is incorporated by reference herein.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. At September 30, 2026, the Company had accrued obligations of $991 million for probable environmental remediation and restoration costs ($1,011 million at December 31, 2025), including $233 million for the remediation of Superfund sites ($221 million at December 31, 2025). This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company's results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. As new or additional information becomes available and/or certain spending trends become known, management will evaluate such information in determination of the current estimate of environmental liability.

Litigation
Asbestos-Related Matters of Union Carbide Corporation
Each quarter, Union Carbide reviews asbestos-related claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers these factors in conjunction with the most recent actuarial study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2026 activity, it was determined that no adjustment to the accrual was required at September 30, 2026.

Union Carbide’s total asbestos-related liability for pending and future claims and defense and processing costs was $645 million at September 30, 2026 ($708 million at December 31, 2025). At September 30, 2026, approximately 29 percent of the recorded claim liability related to pending claims and approximately 71 percent related to future claims.

Gain Contingency - Dow v. Nova Chemicals Corporation Ethylene Asset Matter
In 2019, the Court of King's Bench of Alberta, Canada ("Court") found Nova Chemicals Corporation ("Nova") liable for engaging in a deliberate and continuing course of conduct of conversion, breach of contract, gross negligence and willful misconduct in the operation of the companies’ jointly-owned ethylene asset in Joffre, Alberta, Canada ("Ethylene Asset"). As a result of the liability finding, which is now final and non-appealable, the Court signed a judgment ordering Nova to pay $1.43 billion Canadian dollars (equivalent to approximately $1.08 billion U.S. dollars) for damages incurred through 2012. Nova made payment in October 2019. At September 30, 2026, $201 million ($201 million at December 31, 2025) was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the 2019 damages judgment.

On June 10, 2025, the Court signed a separate judgment ordering Nova to pay an additional amount of $1.62 billion Canadian dollars (equivalent to approximately $1.2 billion U.S. dollars) for damages incurred through June 2018, which had not been previously quantified. The Court again found that Nova failed to operate the Ethylene Asset at full capacity during this time, depriving the Company’s subsidiaries of millions of pounds of ethylene. On August 11, 2025, the Court also awarded fees of approximately $100 million U.S. dollars, bringing Nova’s payment obligation to approximately $1.3 billion U.S. dollars. In March 2026, after Nova’s procedural attempt to avoid payment and enforcement measures during its pending appeal on damages was denied, Nova paid $1.4 billion Canadian dollars (equivalent to approximately $1.0 billion U.S. dollars) directly to the Company and remitted withholding tax of $452 million Canadian dollars to the Canada Revenue Agency ("CRA") for the tax account of one of the Company's subsidiaries. The Company sought a refund of the withholding tax and, in the third quarter of 2026, the Company received the full refund from the CRA, equivalent to $318 million U.S. dollars.

Certain portions of the damages judgment were not in dispute and, in accordance with ASC 450-30 "Gain Contingencies" ("ASC 450-30"), the Company recorded a $40 million pretax gain in the first quarter of 2026, of which $14 million was included in "Selling, general and administrative expenses" in the consolidated statements of income and $26 million was included in "Sundry income (expense) - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. In the third quarter of 2026, certain additional portions of the damages judgment were considered no longer in dispute and, in accordance with ASC 450-30, the Company recorded a $74 million pretax gain, of which $5 million was included in "Selling, general and administrative expenses" in the consolidated statements of income and $69 million was included in "Sundry income (expense) - net" in the consolidated statements of income and related to Packaging & Specialty Plastics. At September 30, 2026, $1,220 million was included in "Other noncurrent obligations" in the Company's consolidated balance sheets related to the disputed portion of the 2025 damages judgment and related fees.

Dow has filed a similar lawsuit against Nova in the Court to recover damages due to lost ethylene volumes from the operation of the Ethylene Asset after June 2018.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability included in the consolidated balance sheets for guarantees:

Guarantees	Sep 30, 2026			Dec 31, 2025
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Guarantees	2038	$1,355	$586	2038	$1,307	$212

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

The Company maintains accounts receivable facilities with various financial institutions, with committed and uncommitted facilities in the United States and in Europe. Under the terms of the Programs, the Company continues to service the receivables from the customers, but retains no interest in the receivables, and remits payment to the financial institutions. The Company also has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company’s maximum guaranteed liability for the accounts receivable facilities was zero at September 30, 2026 and December 31, 2025.

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

NOTE 13 – LEASES
For additional information on the Company's leases, see Note 16 to the Consolidated Financial Statements included in the 2025 10-K.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2026 and 2025 were as follows:

Lease Cost	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Operating lease cost	$108	$104	$320	$319
Finance lease cost
Amortization of right-of-use assets - finance	35	33	105	97
Interest on lease liabilities - finance	13	13	41	37
Total finance lease cost	48	46	146	134
Short-term lease cost	93	77	249	244
Variable lease cost	322	304	907	842
Sublease income	(1)	(3)	(5)	(6)
Total lease cost	$570	$528	$1,617	$1,533

The following table provides supplemental cash flow and other information related to leases:

Other Lease Information	Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$332	$329
Operating cash flows for finance leases	$41	$37
Financing cash flows for finance leases	$99	$83
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$154	$262
Finance leases	$23	$202

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in each component of accumulated other comprehensive loss ("AOCL") for the three and nine months ended September 30, 2026 and 2025 were as follows:

Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Unrealized Gains (Losses) on Investments
Beginning balance	$(121)	$(233)	$(173)	$(243)
Unrealized gains (losses) on investments	(111)	63	(53)	78
Tax (expense) benefit	23	(8)	17	(13)
Net unrealized gains (losses) on investments	(88)	55	(36)	65
(Gains) losses reclassified from AOCL to net income (loss) [1]	(1)	3	(1)	3
Tax expense (benefit) [2]	—	(1)	—	(1)
Net (gains) losses reclassified from AOCL to net income (loss)	(1)	2	(1)	2
Other comprehensive income (loss), net of tax	(89)	57	(37)	67
Ending balance	$(210)	$(176)	$(210)	$(176)
Cumulative Translation Adjustments
Beginning balance	$(1,962)	$(1,812)	$(1,860)	$(2,063)
Gains (losses) on foreign currency translation	31	(69)	(27)	186
Tax (expense) benefit	(3)	47	(26)	62
Net gains (losses) on foreign currency translation	28	(22)	(53)	248
(Gains) losses reclassified from AOCL to net income (loss) [3]	(14)	(11)	(35)	(30)
Other comprehensive income (loss), net of tax	14	(33)	(88)	218
Ending balance	$(1,948)	$(1,845)	$(1,948)	$(1,845)
Pension and Other Postretirement Benefit Plans
Beginning balance	$(5,456)	$(5,679)	$(5,529)	$(5,720)
Gains (losses) arising during the period	(3)	(1)	(3)	—
Amortization of net loss and prior service credit reclassified from AOCL to net income (loss) [4]	47	36	141	88
Tax expense (benefit) [2]	(11)	(7)	(32)	(19)
Net loss and prior service credit reclassified from AOCL to net income (loss)	36	29	109	69
Other comprehensive income (loss), net of tax	33	28	106	69
Ending balance	$(5,423)	$(5,651)	$(5,423)	$(5,651)
Derivative Instruments
Beginning balance	$(123)	$(102)	$(98)	$(84)
Gains (losses) on derivative instruments	34	(4)	(20)	(13)
Tax (expense) benefit	(6)	2	7	(4)
Net gains (losses) on derivative instruments	28	(2)	(13)	(17)
(Gains) losses reclassified from AOCL to net income (loss) [5]	28	17	50	14
Tax expense (benefit) [2]	(6)	(4)	(12)	(4)
Net (gains) losses reclassified from AOCL to net income (loss)	22	13	38	10
Other comprehensive income (loss), net of tax	50	11	25	(7)
Ending balance	$(73)	$(91)	$(73)	$(91)
Total AOCL ending balance	$(7,654)	$(7,763)	$(7,654)	$(7,763)
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2026 and 2025:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Balance at beginning of period	$1,507	$1,361	$1,514	$496
Net income attributable to noncontrolling interests	67	62	236	113
Distributions to noncontrolling interests [1]	(94)	(89)	(265)	(137)
Cumulative translation adjustments	(1)	(5)	(6)	23
Sale of noncontrolling interests	—	194	—	1,028
Balance at end of period	$1,479	$1,523	$1,479	$1,523
1. Includes dividends paid to a joint venture of $4 million and $12 million for the three and nine months ended September 30, 2026 (zero and $8 million for the three and nine months ended September 30, 2025) which were reclassified to "Equity in earnings (losses) of nonconsolidated affiliates" in the consolidated statements of income. The three and nine months ended September 30, 2026 also includes $92 million of dividends declared but not paid, included in "Accrued and other current liabilities" in the consolidated balance sheets.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
A summary of the Company's pension and other postretirement benefit plans can be found in Note 19 to the Consolidated Financial Statements included in the 2025 10-K.

The Company's funding policy is to contribute to plans when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $220 million to its pension plans in 2026, of which $138 million has been contributed through September 30, 2026.

The following table provides the components of the Company's net periodic benefit cost (credit) for all significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Defined Benefit Pension Plans
Service cost	$9	$12	$28	$33
Interest cost	224	251	674	746
Expected return on plan assets	(298)	(324)	(895)	(965)
Amortization of prior service credit	(3)	(4)	(10)	(10)
Amortization of net loss	59	42	178	123
Settlement cost [1]	—	10	—	10
Net periodic benefit credit	$(9)	$(13)	$(25)	$(63)

Other Postretirement Benefit Plans
Service cost	$1	$—	$3	$2
Interest cost	8	11	25	31
Amortization of net gain	(9)	(12)	(27)	(35)
Net periodic benefit cost (credit)	$—	$(1)	$1	$(2)
1.Related to the settlement of certain plan obligations of a European plan resulting from the 2025 Restructuring Program. See Note 4 for additional information.

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

There was no material grant activity in the second and third quarters of 2026.

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

In the first quarter of 2026, employees subscribed to the right to purchase shares under the 2021 ESPP. In October 2026, 2.7 million shares were delivered to employees under the plan.

NOTE 18 – FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 to the Consolidated Financial Statements included in the 2025 10-K.

Refer to Note 19 for a summary of the fair value of financial instruments at September 30, 2026 and December 31, 2025.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides investing results from available-for-sale securities for the nine months ended September 30, 2026 and 2025:

Investing Results	Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025
Proceeds from sales of available-for-sale securities	$402	$320
Gross realized gains	$11	$6
Gross realized losses	$(10)	$(9)

The following table summarizes contractual maturities of the Company's investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2026	Cost	Fair Value
In millions
Within one year	$54	$53
One to five years	1,149	1,087
Six to ten years	539	509
After ten years	739	600
Total	$2,481	$2,249

Equity Securities
There was a $10 million reduction to the carrying value of not readily determinable investments resulting from observable price changes and related impairment during the three and nine months ended September 30, 2026. There was $15 million of net unrealized losses recognized in earnings on equity securities for the three months ended September 30, 2026 ($2 million of net unrealized losses for the three months ended September 30, 2025). There were no net unrealized losses recognized in earnings on equity securities for the nine months ended September 30, 2026 ($4 million of net unrealized losses for the nine months ended September 30, 2025).

Investments in Equity Securities [1]	Sep 30, 2026	Dec 31, 2025
In millions
Readily determinable fair value	$71	$9
Not readily determinable fair value	$144	$225
1.In 2026, one of the Company’s equity investments that had previously been accounted for as an equity security without a readily determinable fair value completed an initial public offering ("IPO"). Upon consummation of the IPO, the investment obtained a readily determinable fair value based on quoted market prices for the security in an active market.

Derivative Instruments
The notional amounts of the Company's derivative instruments at September 30, 2026 and December 31, 2025 were as follows:

Notional Amounts [1]	Sep 30, 2026	Dec 31, 2025
In millions
Derivatives designated as hedging instruments:
Interest rate contracts	$950	$600
Foreign currency contracts	$4,825	$5,114
Derivatives not designated as hedging instruments:
Interest rate contracts	$98	$97
Foreign currency contracts	$16,950	$10,560
1.Notional amounts represent the absolute value of open derivative positions at the end of the period. Multi-leg option positions are reflected at the maximum notional position at expiration.

The notional amounts of the Company's commodity derivatives at September 30, 2026 and December 31, 2025 were as follows:

Commodity Notionals [1]	Sep 30, 2026	Dec 31, 2025	Notional Volume Unit
Derivatives designated as hedging instruments:
Hydrocarbon derivatives	2.2	9.5	million barrels of oil equivalent
Derivatives not designated as hedging instruments:
Hydrocarbon derivatives	0.1	1.4	million barrels of oil equivalent
1.Notional amounts represent the net volume of open derivative positions outstanding at the end of the period.

Maximum Maturity Dates of Derivatives Designated as Hedging Instruments	Year
Interest rate contracts	2027
Foreign currency contracts	2027
Commodity contracts	2028

The following table provides the fair value and balance sheet classification of derivative instruments at September 30, 2026 and December 31, 2025:

Fair Value of Derivative Instruments	Sep 30, 2026			Dec 31, 2025
In millions	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]	Gross	Counterparty and Cash Collateral Netting [1]	Net [2]
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [3]	$4	$(4)	$—	$9	$(9)	$—
Interest rate contracts [4]	—	—	—	9	(8)	1
Foreign currency contracts [3]	105	(52)	53	54	(32)	22
Commodity contracts [3]	474	(414)	60	171	(147)	24
Commodity contracts [4]	38	(33)	5	54	(48)	6
Total	$621	$(503)	$118	$297	$(244)	$53
Derivatives not designated as hedging instruments:
Foreign currency contracts [3]	$91	$(26)	$65	$44	$(36)	$8
Commodity contracts [3]	16	(11)	5	21	(17)	4
Commodity contracts [4]	—	—	—	2	—	2
Total	$107	$(37)	$70	$67	$(53)	$14
Total asset derivatives	$728	$(540)	$188	$364	$(297)	$67
Liability derivatives
Derivatives designated as hedging instruments:
Interest rate contracts [5]	$61	$(4)	$57	$12	$(9)	$3
Interest rate contracts [6]	—	—	—	8	(8)	—
Foreign currency contracts [5]	74	(52)	22	71	(32)	39
Commodity contracts [5]	457	(416)	41	182	(162)	20
Commodity contracts [6]	37	(33)	4	54	(48)	6
Total	$629	$(505)	$124	$327	$(259)	$68
Derivatives not designated as hedging instruments:
Interest rate contracts [5]	$1	$—	$1	$1	$—	$1
Foreign currency contracts [5]	50	(26)	24	84	(36)	48
Commodity contracts [5]	20	(11)	9	21	(17)	4
Commodity contracts [6]	1	—	1	1	—	1
Total	$72	$(37)	$35	$107	$(53)	$54
Total liability derivatives	$701	$(542)	$159	$434	$(312)	$122
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $10 million at September 30, 2026 ($20 million at December 31, 2025). No cash collateral was posted by counterparties with the Company at September 30, 2026 and December 31, 2025.

The following table summarizes the gain (loss) of derivative instruments in the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025:

Effect of Derivative Instruments	Gain (loss) recognized in OCI [1]				Gain (loss) recognized in income [2]
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts [3,4]	$—	$—	$—	$—	$(49)	$(7)	$(49)	$26
Excluded components [3,5]	(3)	7	(3)	6	—	—	—	—
Cash flow hedges:
Interest rate contracts [3]	—	2	—	2	(1)	(1)	(3)	(2)
Foreign currency contracts [6]	7	(22)	(16)	8	3	(5)	2	—
Foreign currency contracts [7]	—	17	1	2	—	—	—	—
Commodity contracts [6]	24	(4)	8	(15)	(27)	(12)	(44)	(13)
Excluded components [5,6]	(1)	—	(4)	—	(3)	(2)	(7)	(5)
Excluded components [5,7]	—	—	—	7	—	3	2	6
Net foreign investment hedges:
Foreign currency contracts	(11)	—	(7)	(82)	—	—	—	—
Excluded components [5,7]	16	10	49	41	14	11	35	30
Total derivatives designated as hedging instruments	$32	$10	$28	$(31)	$(63)	$(13)	$(64)	$42
Derivatives not designated as hedging instruments:
Interest rate contracts [3]	$—	$—	$—	$—	$(3)	$2	$(4)	$4
Foreign currency contracts [7]	—	—	—	—	10	4	142	(208)
Commodity contracts [6]	—	—	—	—	(8)	(1)	(16)	(18)
Commodity contracts [7]	—	—	—	—	(2)	(1)	(1)	(1)
Total return swap [6]	—	—	—	—	(10)	26	19	50
Total derivatives not designated as hedging instruments	$—	$—	$—	$—	$(13)	$30	$140	$(173)
Total derivatives	$32	$10	$28	$(31)	$(76)	$17	$76	$(131)
1.OCI is defined as other comprehensive income (loss).
2.Pretax amounts.
3.Included in "Interest expense and amortization of debt discount" in the consolidated statements of income.
4.Gain (loss) recognized in income of derivatives is offset by gain (loss) recognized in income of the hedged item.
5.The excluded components are related to the time value of the derivatives designated as hedges.
6.Included in "Cost of sales" in the consolidated statements of income.
7.Included in "Sundry income (expense) - net" in the consolidated statements of income.

The following table provides the net after-tax gain (loss) expected to be reclassified from AOCL to income within the next 12 months:

Expected Reclassifications from AOCL within the next 12 months	Sep 30, 2026
In millions
Cash flow hedges:
Interest rate contracts	$(3)
Commodity contracts	$29
Foreign currency contracts	$6
Excluded components	$(1)
Net foreign investment hedges:
Excluded components	$23

NOTE 19 – FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the 2025 10-K.

Fair Value Measurements on a Recurring Basis
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Fair Value Measurements on a Recurring Basis		Sep 30, 2026				Dec 31, 2025
In millions	Fair Value Level	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Assets at fair value:
Cash equivalents:
Held-to-maturity securities [1]	Level 2	$824	$—	$—	$824	$624	$—	$—	$624
Money market funds	Level 2	763	—	—	763	923	—	—	923
Marketable securities [2]	Level 2	580	—	(22)	558	446	—	(61)	385
Other investments:
Debt securities: [3]
Government debt [4]	Level 2	1,261	12	(131)	1,142	1,221	24	(83)	1,162
Corporate bonds	Level 1	14	—	(2)	12	14	—	(1)	13
Corporate bonds	Level 2	1,006	1	(96)	911	910	10	(57)	863
Corporate bonds	Level 3	200	—	(16)	184	200	—	(35)	165
Equity securities [3,5]	Level 1	34	37	—	71	4	5	—	9
Derivatives relating to: [6]
Interest rates	Level 2	—	4	—	4	—	18	—	18
Foreign currency	Level 2	—	196	—	196	—	98	—	98
Commodities	Level 1	—	2	—	2	—	2	—	2
Commodities	Level 2	—	526	—	526	—	246	—	246
Total assets at fair value					$5,193				$4,508
Liabilities at fair value:
Long-term debt including debt due within one year [7]	Level 2	$(17,523)	$2,269	$(153)	$(15,407)	$(18,071)	$1,746	$(342)	$(16,667)
Guarantee liability [8]	Level 3				(500)				(212)
Derivatives relating to: [6]
Interest rates	Level 2	—	—	(62)	(62)	—	—	(21)	(21)
Foreign currency	Level 2	—	—	(124)	(124)	—	—	(155)	(155)
Commodities	Level 1	—	—	(2)	(2)	—	—	(15)	(15)
Commodities	Level 2	—	—	(513)	(513)	—	—	(243)	(243)
Total liabilities at fair value					$(16,608)				$(17,313)
1.The Company's held-to-maturity securities primarily relate to treasury bills and time deposits. At September 30, 2026, $772 million is included in "Cash and cash equivalents" ($555 million at December 31, 2025) and $52 million is included in "Other current assets" ($69 million at December 31, 2025) in the consolidated balance sheets.
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
7.Cost includes fair value hedge adjustment losses of $22 million at September 30, 2026 and gains of $27 million at December 31, 2025 on $5,978 million of debt at September 30, 2026 and $5,538 million of debt at December 31, 2025.
8.Estimated liability for TDCC's guarantee of Sadara's debt, of which $500 million is included in "Other noncurrent obligations" at September 30, 2026 ($132 million at December 31, 2025) and zero is included in "Accrued and other current liabilities" at September 30, 2026 ($80 million at December 31, 2025) in the consolidated balance sheets.

Cost approximates fair value for all other financial instruments.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $102 million in private equity and $11 million in real estate at September 30, 2026 ($109 million in private equity and $13 million in real estate at December 31, 2025). There are no redemption restrictions and the unfunded commitments on these investments were $69 million at September 30, 2026 and $65 million at December 31, 2025.

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

The following table summarizes the carrying amounts of Diamond Infrastructure Solutions' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2026 and December 31, 2025. Amounts presented are adjusted for intercompany eliminations.

Assets and Liabilities of Diamond Infrastructure Solutions	Sep 30, 2026	Dec 31, 2025
In millions
Cash and cash equivalents	$244	$—
Other current assets	171	161
Net property	2,235	2,273
Other noncurrent assets	192	211
Total assets [1]	$2,842	$2,645
Current liabilities	$479	$414
Long-term debt	173	190
Other noncurrent obligations	319	351
Total liabilities [2]	$971	$955
1.All assets were restricted at September 30, 2026 and December 31, 2025. Cash and cash equivalents held by the consolidated VIE is available for use in the ordinary course of business of the VIE entity and is not classified as restricted cash in the consolidated balance sheets.
2.All liabilities were nonrecourse at September 30, 2026 and December 31, 2025.

Other Consolidated VIEs
In addition, the Company holds variable interests and is the primary beneficiary of other joint ventures and entities. The following table summarizes the carrying amounts of other entities' assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2026 and December 31, 2025. Amounts presented are adjusted for intercompany eliminations.

Assets and Liabilities of Other Consolidated VIEs	Sep 30, 2026	Dec 31, 2025
In millions
Cash and cash equivalents	$22	$31
Other current assets	109	253
Net property	95	112
Other noncurrent assets	12	15
Total assets [1]	$238	$411
Current liabilities	$24	$24
Other noncurrent obligations	12	13
Total liabilities [2]	$36	$37
1.Restricted assets totaled $163 million and $194 million at September 30, 2026 and December 31, 2025, respectively. Cash and cash equivalents held by the consolidated VIEs is available for use in the ordinary course of business of the respective VIE entities and is not classified as restricted cash in the consolidated balance sheets.
2.All liabilities were nonrecourse at September 30, 2026 and December 31, 2025.

NOTE 21 – SEGMENTS AND GEOGRAPHIC REGIONS
Sales to external customers, which are attributed to geographic regions based on customer location, were as follows:

Sales to External Customers by Geographic Region	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
United States	$4,260	$3,651	$12,234	$11,322
EMEAI	3,637	3,090	10,751	9,636
Rest of World	3,370	3,232	10,168	9,550
Total	$11,267	$9,973	$33,153	$30,508

Long-lived assets, which are attributed to geographic regions based on asset location, were as follows:

Long-Lived Assets by Geographic Region	Sep 30, 2026	Dec 31, 2025
In millions
United States	$14,227	$14,804
EMEAI	2,509	2,750
Rest of World	5,662	4,696
Total	$22,398	$22,250

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

Segment Operating EBIT [1]	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total
In millions
Three months ended Sep 30, 2026
Net sales	$5,778	$3,058	$2,250	$11,086
Cost of sales	4,961	2,800	1,918	9,679
SARD [2]	225	112	165	502
Equity in earnings (losses) of nonconsolidated affiliates	(3)	11	2	10
Other segment income (expense) items [3]	(4)	19	(15)	—
Segment Operating EBIT [4]	$585	$176	$154	$915
Three months ended Sep 30, 2025
Net sales	$4,891	$2,834	$2,082	$9,807
Cost of sales	4,474	2,714	1,851	9,039
SARD [2]	222	122	158	502
Equity in earnings (losses) of nonconsolidated affiliates	(6)	(68)	1	(73)
Other segment income (expense) items [3]	10	23	6	39
Segment Operating EBIT [4]	$199	$(47)	$80	$232
Nine months ended Sep 30, 2026
Net sales	$17,082	$8,850	$6,691	$32,623
Cost of sales	14,350	8,245	5,743	28,338
SARD [2]	704	402	523	1,629
Equity in earnings (losses) of nonconsolidated affiliates	34	(5)	4	33
Other segment income (expense) items [3]	9	106	(25)	90
Segment Operating EBIT [4]	$2,071	$304	$404	$2,779
Nine months ended Sep 30, 2025
Net sales	$15,226	$8,475	$6,282	$29,983
Cost of sales	13,967	8,368	5,510	27,845
SARD [2]	683	365	456	1,504
Equity in earnings (losses) of nonconsolidated affiliates	40	(165)	2	(123)
Other segment income (expense) items [3]	(4)	63	(37)	22
Segment Operating EBIT [4]	$612	$(360)	$281	$533
1.Significant expense categories are presented on an operating basis, net of the impact of significant items.
2.SARD includes selling, general and administrative and research and development expenses.
3.Other segment income (expense) items includes amortization of intangibles and sundry income (expense) - net.
4.Segment Operating EBIT for TDCC for the three and nine months ended September 30, 2026 and 2025 is substantially the same as that of Dow Inc. and therefore is not disclosed separately in the table above. A reconciliation of "Segment Operating EBIT" to "Income (loss) before income taxes" is provided in the following table.

Reconciliation of "Segment Operating EBIT" to "Income (Loss) Before Income Taxes"	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Segment Operating EBIT	$915	$232	$2,779	$533
+ Corporate Operating EBIT	(28)	(52)	(90)	(144)
+ Interest income	50	47	130	114
- Interest expense and amortization of debt discount	211	221	640	646
+ Significant items	(84)	64	(1,056)	(820)
Income (loss) before income taxes	$642	$70	$1,123	$(963)

Other Segment Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp. [1]	Total
In millions
Three months ended Sep 30, 2026
Net sales	$5,778	$3,058	$2,250	$11,086	$181	$11,267
Depreciation and amortization	$369	$147	$145	$661	$5	$666
Capital expenditures	$620	$37	$49	$706	$—	$706
Operating EBIT	$585	$176	$154	$915	$(28)	$887
Three months ended Sep 30, 2025
Net sales	$4,891	$2,834	$2,082	$9,807	$166	$9,973
Depreciation and amortization	$349	$158	$174	$681	$7	$688
Capital expenditures	$433	$72	$59	$564	$—	$564
Operating EBIT	$199	$(47)	$80	$232	$(52)	$180
Nine months ended Sep 30, 2026
Net sales	$17,082	$8,850	$6,691	$32,623	$530	$33,153
Depreciation and amortization	$1,112	$432	$484	$2,028	$21	$2,049
Capital expenditures	$1,586	$118	$137	$1,841	$—	$1,841
Operating EBIT	$2,071	$304	$404	$2,779	$(90)	$2,689
Nine months ended Sep 30, 2025
Net sales	$15,226	$8,475	$6,282	$29,983	$525	$30,508
Depreciation and amortization	$1,078	$457	$566	$2,101	$25	$2,126
Capital expenditures	$1,458	$303	$150	$1,911	$—	$1,911
Operating EBIT	$612	$(360)	$281	$533	$(144)	$389
1.Corporate contains the reconciliation between the totals for the operating segments and the Company's totals. Net sales for Corporate are primarily related to insurance operations. Corporate expenses are primarily related to insurance operations, salaries and wages and non-business aligned environmental and legal costs.

Segment Asset Information	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Sep 30, 2026
Total assets	$32,233	$11,141	$11,836	$55,210	$5,743	$60,953
Investments in nonconsolidated affiliates [1]	$614	$335	$132	$1,081	$38	$1,119
Dec 31, 2025
Total assets	$30,251	$11,263	$11,407	$52,921	$5,617	$58,538
Investments in nonconsolidated affiliates [1]	$677	$413	$137	$1,227	$37	$1,264
1.See Note 9 for additional information regarding the Company's investments in nonconsolidated affiliates.

The following tables summarize the pretax impact of significant items by segment excluded from Operating EBIT:

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Sep 30, 2026
Transform to Outperform [1]	$—	$—	$—	$—	$(69)	$(69)
2025 Restructuring Program implementation costs [2]	(1)	—	—	(1)	(30)	(31)
Litigation related charges, awards and adjustments [3]	69	—	—	69	—	69
Loss on early extinguishment of debt [4]	—	—	—	—	(53)	(53)
Total significant items by segment	$68	$—	$—	$68	$(152)	$(84)
Nine months ended Sep 30, 2026
Transform to Outperform [1]	$—	$—	$—	$—	$(675)	$(675)
2025 Restructuring Program asset related charges and exit and disposal costs [5]	—	(1)	(57)	(58)	—	(58)
2025 Restructuring Program implementation costs [2]	(4)	—	—	(4)	(76)	(80)
Sadara guarantee liability adjustment [6]	(81)	(211)	—	(292)	—	(292)
Litigation related charges, awards and adjustments [3]	95	—	—	95	—	95
Loss on early extinguishment of debt [4]	—	—	—	—	(53)	(53)
Indemnification and other transaction related credits [7]	—	—	—	—	7	7
Total significant items by segment	$10	$(212)	$(57)	$(259)	$(797)	$(1,056)
1.Includes severance and related benefit costs of $9 million and $481 million for the three and nine months ended September 30, 2026, respectively, and costs to achieve of $60 million and $194 million for the three and nine months ended September 30, 2026, respectively. See Note 4 for additional information related to severance and related benefit costs associated with Transform to Outperform.
2.Includes implementation costs associated with the Company's 2025 Restructuring Program. See Note 4 for additional information.
3.Relates to gains associated with a legal matter with Nova. See Note 12 for additional information.
4.Relates to a loss on the early extinguishment of long-term debt. See Note 11 for additional information.
5.Includes impairment charges related to the write-down of certain manufacturing facilities and other miscellaneous assets and exit and disposal costs associated with the Company's 2025 Restructuring Program. See Note 4 for additional information.
6.Includes a charge due to a change in fair value of the estimated liability associated with the Company's guarantee of Sadara's project financing debt. See Notes 9, 12 and 19 for additional information.
7.Relates to credits associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation. See Note 5 for additional information.

Significant Items by Segment	Pack. & Spec. Plastics	Ind. Interm. & Infrast.	Perf. Materials & Coatings	Operating Segment Total	Corp.	Total
In millions
Three months ended Sep 30, 2025
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	$(3)	$(6)	$(3)	$(12)	$(11)	$(23)
Implementation costs [2]	—	—	—	—	(5)	(5)
Net gain on divestitures and asset sale [3]	—	—	—	—	110	110
Loss on early extinguishment of debt	—	—	—	—	(18)	(18)
Total significant items by segment	$(3)	$(6)	$(3)	$(12)	$76	$64
Nine months ended Sep 30, 2025
Restructuring, implementation and efficiency costs, and asset related charges - net [4]	$—	$(1)	$—	$(1)	$(50)	$(51)
2025 Restructuring Program severance and related benefit costs and asset related charges [1]	(161)	(95)	(150)	(406)	(415)	(821)
Implementation costs [2]	—	—	—	—	(10)	(10)
Net gain on divestitures and asset sale [3]	—	103	—	103	110	213
Litigation related charges, awards and adjustments [5]	—	—	—	—	42	42
Loss on early extinguishment of debt	—	—	—	—	(78)	(78)
Indemnification and other transactions related costs [6]	—	—	—	—	(115)	(115)
Total significant items by segment	$(161)	$7	$(150)	$(304)	$(516)	$(820)
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
3.Includes a gain on the sale of the Company's ownership interest in DowAksa. The nine months ended September 30, 2025 also includes a gain on the sale of the Company's soil fumigation product line in May 2025.
4.Includes restructuring implementation and efficiency costs associated with the Company's 2023 Restructuring Program and the write-down of certain manufacturing assets, partially offset by an asset related credit adjustment.
5.Includes a gain associated with the reassessment of liabilities for certain accrued legacy agricultural products groundwater contamination matters, partially offset by the settlement of a separate claim related to water storage district legacy groundwater contamination matters.
6.Includes a charge related to an arbitration settlement agreement for historical product claims from a divested business and charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution which, among other matters, provides for cross-indemnities and allocations of obligations and liabilities for periods prior to, at and after the completion of the separation.

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

STATEMENT ON MIDDLE EAST CONFLICT
During 2026, the ongoing conflict involving Iran, Israel, and the United States and the resulting regional instability have disrupted global energy and petrochemical supply chains. The Strait of Hormuz remains a critical shipping corridor for crude oil, refined products, liquefied natural gas, and chemical feedstocks. Although diplomatic efforts continue and the intensity and nature of the conflict have varied, no comprehensive resolution has been reached. Continuing attacks and other security incidents involving commercial vessels, severe restrictions on maritime transit, and limitations on access to certain regional ports and trade routes have continued to affect global markets. These conditions have contributed to volatility in energy and feedstock prices, disruptions to regional production and logistics networks, longer transit times, and shifts in global trade flows as production and sourcing have been rebalanced to alternative regions. As a result, portions of the global chemical industry have experienced supply constraints, increased transportation and operating costs, and reduced supply chain reliability, particularly in Asia Pacific and Europe. Additionally, the Company's joint ventures located in the Middle East have been directly impacted by the conflict.

The Company operates in cost-advantaged geographic regions, including the U.S. & Canada and Latin America, which have not been directly impacted by the Middle East conflict. Additionally, the Company's feedstock flexibility has allowed the Company to operate its European assets competitively, despite the volatile energy and feedstock environment.

TRANSFORM TO OUTPERFORM
In 2026, the Company announced Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company’s operating model, reducing its cost structure and delivering faster growth. Transform to Outperform is expected to deliver approximately $2 billion near-term Operating EBITDA improvement from productivity improvements and growth and is accretive to the $1 billion structural cost reductions announced in the first quarter of 2025. In the first nine months of 2026, the Company delivered approximately $450 million in Operating EBITDA improvement from Transform to Outperform.

OUTLOOK
Dow is building a more resilient and competitive company that is positioned to create long-term value through continued focus on three priorities. First, driving growth and innovation in higher-value areas of its businesses where demand is growing well above GDP – including applications for AI infrastructure, home and personal care, electronics, flexible packaging and mobility. Second, the Company is taking action to strengthen the competitiveness of its portfolio by investing in differentiated low-cost positions while shutting down higher-cost upstream capacity. And third, Dow is maintaining a disciplined and balanced approach to capital allocation that supports long-term shareholder value creation. These priorities are underpinned by the Company's self-help actions, which are on track to deliver more than $1 billion of Operating EBITDA uplift in both 2026 and 2027.

OVERVIEW
The following is a summary of the results for the three months ended September 30, 2026:
•The Company reported net sales in the third quarter of 2026 of $11.3 billion, up 13 percent from $10.0 billion in the third quarter of 2025; Packaging & Specialty Plastics (up 18 percent), Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both up 8 percent). Net sales increased in all geographic regions except Asia Pacific; EMEAI (up 18 percent), the U.S. & Canada (up 16 percent), Latin America (up 15 percent), partially offset by Asia Pacific (down 3 percent).
•Local price increased 14 percent compared with the third quarter of 2025 and was up in all operating segments; Packaging & Specialty Plastics (up 17 percent), Industrial Intermediates & Infrastructure (up 16 percent) and Performance Materials & Coatings (up 5 percent). Local price was up in all geographic regions; EMEAI (up 17 percent), the U.S. & Canada (up 14 percent), Latin America (up 12 percent) and Asia Pacific (up 9 percent).
•The impact of currency on net sales compared with the third quarter of 2025 was flat.
•Volume decreased 1 percent compared with the third quarter of 2025 and was mixed by operating segment; Packaging & Specialty Plastics (up 1 percent), Industrial Intermediates & Infrastructure (down 7 percent) and Performance Materials & Coatings (up 3 percent). Volume decreased in Asia Pacific (down 12 percent) and was partially offset by increases in Latin America (up 3 percent) and the U.S. & Canada and EMEAI (both up 2 percent).
•Restructuring and asset related charges - net was $9 million in the third quarter of 2026, compared with $23 million in the third quarter of 2025. The third quarter of 2026 included pretax charges related to severance and related benefit costs associated with Transform to Outperform. The third quarter of 2025 included asset write-downs and write-offs and exit and disposal costs related to asset actions associated with the 2025 Restructuring Program.
•Equity in earnings (losses) of nonconsolidated affiliates was earnings of $12 million in the third quarter of 2026, compared with equity in losses of nonconsolidated affiliates of $72 million in the third quarter of 2025. The increase in equity earnings was primarily driven by the Company's suspension of the recognition of its share of equity losses from the Sadara joint venture in 2026.
•Net income available for Dow Inc. and TDCC common stockholder(s) was $458 million and $459 million, respectively, in the third quarter of 2026, compared with $62 million in the third quarter of 2025. Earnings per share for Dow Inc. was $0.62 per share in the third quarter of 2026, compared with $0.08 per share in the third quarter of 2025.
•Cash provided by operating activities - continuing operations was $1,839 million in the third quarter of 2026, up $709 million compared with the third quarter of 2025. The increase is primarily driven by improved earnings and a higher release of working capital in the third quarter of 2026.
•On July 1, 2026, Karen S. Carter became Chief Executive Officer and Director of Dow Inc. and TDCC. She succeeded Jim Fitterling, who transitioned from Chief Executive Officer to Executive Chair of Dow Inc., effective July 1, 2026.
•On July 15, 2026, the Company received a refund from the Canada Revenue Agency of $452 million Canadian dollars (equivalent to $318 million U.S. dollars) associated with withholding taxes on the judgment paid by Nova Chemicals Corporation ("Nova") in connection with a legal matter in the first quarter of 2026.
•On July 30, 2026, Standard & Poor's affirmed TDCC's BBB- and A-3 rating, and revised its outlook to stable from negative.
•On August 3, 2026, the Company announced that Nestor de Mattos had been named President of Industrial Intermediates & Infrastructure.
•On August 12, 2026, Dow Inc. announced that its Board declared a dividend of $0.35 per share, payable on September 11, 2026, to shareholders of record on August 31, 2026. This marks the 460th consecutive dividend paid by the Company or its affiliates since 1912.
•At September 30, 2026, the Company had approximately 31,600 employees.

In addition, the following events occurred subsequent to the third quarter of 2026:
•On October 15, 2026, Dow Inc. announced that its Board declared a dividend of $0.35 per share, payable on December 11, 2026, to shareholders of record on November 30, 2026. This marks the 461st consecutive dividend paid by the Company or its affiliates since 1912.
•On October 16, 2026, the Company announced that Charles Zimmer, Jr. had been named President of Performance Materials & Coatings.

RESULTS OF OPERATIONS
Net Sales
The following tables summarize net sales and sales variances by operating segment and geographic region from the prior year:

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net sales	$11,267	$9,973	$33,153	$30,508

Sales Variances by Operating Segment and Geographic Region	Three Months Ended Sep 30, 2026				Nine Months Ended Sep 30, 2026
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Total	Local Price & Product Mix	Currency	Volume	Total
Packaging & Specialty Plastics	17%	—%	1%	18%	12%	1%	(1)%	12%
Industrial Intermediates & Infrastructure	16	(1)	(7)	8	8	1	(5)	4
Performance Materials & Coatings	5	—	3	8	2	1	4	7
Total	14%	—%	(1)%	13%	9%	1%	(1)%	9%
Total, excluding the Hydrocarbons & Energy business	12%	—%	(2)%	10%	8%	1%	(1)%	8%
U.S. & Canada	14%	—%	2%	16%	8%	—%	—%	8%
EMEAI	17	(1)	2	18	10	4	(2)	12
Asia Pacific	9	—	(12)	(3)	5	1	(8)	(2)
Latin America	12	—	3	15	12	—	7	19
Total	14%	—%	(1)%	13%	9%	1%	(1)%	9%

Net sales in the third quarter of 2026 were $11.3 billion, up 13 percent from $10.0 billion in the third quarter of 2025, with local price up 14 percent and volume down 1 percent. Net sales increased in all operating segments and all geographic regions except Asia Pacific. Local price increased in all geographic regions and all operating segments, with Packaging & Specialty Plastics up 17 percent, Industrial Intermediates & Infrastructure up 16 percent, and Performance Materials & Coatings up 5 percent. Volume decreased 1 percent, driven by Asia Pacific (down 12 percent), partially offset by increases in Latin America (up 3 percent) and the U.S. & Canada and EMEAI (both up 2 percent). Volume increased in Packaging & Specialty Plastics (up 1 percent), decreased in Industrial Intermediates & Infrastructure (down 7 percent), and increased in Performance Materials & Coatings (up 3 percent). Excluding the Hydrocarbons & Energy business, net sales increased 10 percent.

Net sales in the first nine months of 2026 were $33.2 billion, up 9 percent from $30.5 billion in the first nine months of 2025, with local price up 9 percent, volume down 1 percent, and favorable currency impact of 1 percent. Net sales increased in all operating segments and all geographic regions except Asia Pacific. Local price increased in all geographic regions and all operating segments, with Packaging & Specialty Plastics up 12 percent, Industrial Intermediates & Infrastructure up 8 percent, and Performance Materials & Coatings up 2 percent. Volume decreased 1 percent, driven by Asia Pacific (down 8 percent) and EMEAI (down 2 percent), partially offset by increases in Latin America (up 7 percent) with the U.S. & Canada flat. Volume decreased in Packaging & Specialty Plastics (down 1 percent) and Industrial Intermediates & Infrastructure (down 5 percent) and increased in Performance Materials & Coatings (up 4 percent). Currency favorably impacted net sales by 1 percent, driven by EMEAI (up 4 percent) and Asia Pacific (up 1 percent). Excluding the Hydrocarbons & Energy business, net sales increased 8 percent.

Cost of Sales
Cost of sales ("COS") was $9.9 billion in the third quarter of 2026, compared with $9.2 billion in the third quarter of 2025. COS increased in the third quarter of 2026 primarily due to higher raw material, feedstock and energy costs, higher logistics costs, and increased planned maintenance turnaround spending, partially offset by the Company's cost reduction initiatives. For the first nine months of 2026, COS was $29.0 billion compared with $28.5 billion in the first nine months of 2025. COS for the first nine months of 2026 increased primarily due to the impact of performance-based compensation costs, higher logistics costs, higher raw material, feedstock and energy costs, and increased planned maintenance turnaround spending, partially offset by the Company's cost reduction initiatives. COS as a percentage of net sales was 87.8 percent in the third quarter of 2026 (92.7 percent in the third quarter of 2025) and 87.4 percent for the first nine months of 2026 (93.5 percent for the first nine months of 2025).

Research and Development Expenses
Research and development ("R&D") expenses totaled $180 million in the third quarter of 2026, compared with $191 million in the third quarter of 2025. R&D expenses decreased in the third quarter of 2026 primarily due to the impact of the Company’s cost reduction initiatives. R&D expenses for the first nine months of 2026 were $568 million, compared with $579 million for the first nine months of 2025. R&D expenses for the first nine months of 2026 decreased primarily due to the Company’s cost reduction initiatives, partially offset by higher performance-based compensation costs.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses totaled $408 million in the third quarter of 2026, compared with $340 million in the third quarter of 2025. SG&A expenses increased in the third quarter of 2026 primarily due to costs to achieve Transform to Outperform which more than offset the Company's cost reduction initiatives. For the first nine months of 2026, SG&A expenses were $1,360 million, compared with $1,053 million in the first nine months of 2025. SG&A expenses for the first nine months of 2026 increased primarily due to costs to achieve Transform to Outperform and higher performance-based compensation costs, partially offset by the Company's cost reduction initiatives. Costs to achieve Transform to Outperform will continue to be incurred through 2027.

Amortization of Intangibles
Amortization of intangibles was $40 million in the third quarter of 2026 compared with $46 million in the third quarter of 2025. In the first nine months of 2026, amortization of intangibles was $126 million, compared with $185 million in the first nine months of 2025. Amortization of intangibles decreased primarily due to certain intangible assets becoming fully amortized in 2025.

Restructuring and Asset Related Charges - Net
Transform to Outperform
On January 26, 2026, the Dow Inc. Board of Directors ("Board") approved Transform to Outperform, a comprehensive set of actions designed to improve near-term Operating EBITDA by simplifying the Company's operating model, reducing its cost structure and delivering faster growth. As a result of these actions, the Company recorded pretax charges of $27 million and $445 million in the first and second quarters of 2026, respectively, for severance and related benefit costs, related to Corporate. In the third quarter of 2026, the Company recorded pretax charges of $9 million for severance and related benefit costs, related to Corporate. See Note 4 to the Consolidated Financial Statements for additional information.

2025 Restructuring Program
On January 27, 2025, the Board approved targeted actions to further achieve the Company's cost reduction initiatives in response to ongoing macroeconomic uncertainty, while reinforcing its long-term competitiveness across the economic cycle. As a result of these actions, in the first quarter of 2025, the Company recorded pretax charges of $207 million for severance and related benefit costs, related to Corporate.

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

Equity in Earnings (Losses) of Nonconsolidated Affiliates
The Company's share of equity in earnings (losses) of nonconsolidated affiliates was earnings of $12 million in the third quarter of 2026, compared with equity in losses of nonconsolidated affiliates of $72 million in the third quarter of 2025, driven by the Company's suspension of the recognition of its share of equity losses from the Sadara joint venture in 2026. The Company's share of equity in losses of nonconsolidated affiliates was $255 million for the first nine months of 2026, compared with equity in losses of nonconsolidated affiliates of $122 million for the first nine months of 2025. The increase in equity in losses of nonconsolidated affiliates was primarily related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt, related to Packaging & Specialty Plastics ($81 million) and Industrial Intermediates & Infrastructure ($211 million), and lower results at the Company's Kuwait joint ventures. This was partially offset by the Company suspending recognition of its share of equity losses from Sadara in 2026. Cash dividends from nonconsolidated affiliates were $279 million for the first nine months of 2026, compared with $190 million for the first nine months of 2025. See Notes 9 and 12 to the Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) - net in the third quarter of 2026 was income of $50 million for Dow Inc. and TDCC, compared with income of $185 million and $184 million, respectively, in the third quarter of 2025. The third quarter of 2026 included a gain associated with the Nova ethylene asset matter, non-operating pension and postretirement benefit plan credits, and foreign currency exchange gains, partially offset by a loss on early extinguishment of debt. The third quarter of 2025 included a gain from the divestiture of the Company's ownership interest in a nonconsolidated affiliate, non-operating pension and postretirement benefit plan credits and foreign currency exchange gains, partially offset by a loss on early extinguishment of debt. See Notes 5, 12, and 16 to the Consolidated Financial Statements for additional information.

Sundry income (expense) - net for the first nine months of 2026 was income of $296 million and $289 million for Dow Inc. and TDCC, respectively, compared with income of $345 million and $360 million, respectively, for the first nine months of 2025. The first nine months of 2026 included a gain associated with the Nova ethylene asset matter, foreign currency exchange gains, gains on the sales of other assets and investments, and non-operating pension and postretirement benefit plan credits, partially offset by a loss on early extinguishment of debt. The first nine months of 2025 included gains from the divestiture of the Company's soil fumigation product line and its ownership interest in a nonconsolidated affiliate, non-operating pension and postretirement benefit plan credits, and foreign currency exchange gains, partially offset by a loss on early extinguishment of debt. See Notes 5, 12, and 16 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $211 million in the third quarter of 2026, compared with $221 million in the third quarter of 2025. Interest expense and amortization of debt discount was $640 million in the first nine months of 2026, compared with $646 million in the first nine months of 2025. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Provision (Credit) for Income Taxes
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings, since most earnings from the Company's equity method investments are taxed at the joint venture level. In the third quarter of 2026, the Company reported a provision for income taxes of $117 million, resulting in an effective tax rate of 18.2 percent. In the third quarter of 2025, the Company reported a credit for income taxes of $54 million, resulting in a negative effective tax rate of 77.1 percent. For the first nine months of 2026, the Company reported a provision for income taxes of $241 million, resulting in an effective tax rate of 21.5 percent. For the first nine months of 2025, the Company reported a provision for income taxes of $4 million, resulting in a negative effective tax rate of 0.4 percent. The reported provision (credit) for income taxes and effective tax rates for TDCC are substantially similar.

The credit for income taxes in the third quarter of 2025 was impacted by the recording of a tax benefit stemming from the U.S. Tax Court's decision in Varian Medical Systems Inc. v. Commissioner of $100 million and a tax benefit of $20 million related to the sale of an additional portion of the Company's membership interests in Diamond Infrastructure Solutions, partially offset by losses attributable to jurisdictions for which no tax benefit can be recognized. The provision for income taxes for the first nine months of 2025 was also impacted by the recording of valuation allowances in certain foreign jurisdictions of $242 million and losses attributable to jurisdictions for which no tax benefit can be recognized, partially offset by a tax benefit of $89 million related to the initial sale of a portion of the Company's membership interests in Diamond Infrastructure Solutions. These factors resulted in a negative effective tax rate for both periods.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $67 million in the third quarter of 2026, compared with $62 million in the third quarter of 2025. Net income attributable to noncontrolling interests was $236 million in the first nine months of 2026, compared with $113 million for the first nine months of 2025. The increase in net income attributable to noncontrolling interests reflects the ownership interest in Diamond Infrastructure Solutions held by InfraPark Holdings, LLC, which purchased 40 percent of the membership interests in Diamond Infrastructure Solutions in the second quarter of 2025 and an additional 9 percent in the third quarter of 2025. See Notes 15 and 20 to the Consolidated Financial Statements for additional information.

Net Income (Loss) Available for Common Stockholder(s)
Dow Inc.
Net income available for Dow Inc. common stockholders was $458 million, or $0.62 per share, in the third quarter of 2026, compared with $62 million, or $0.08 per share, in the third quarter of 2025. Net income (loss) available for Dow Inc. common stockholders was income of $646 million, or $0.88 per share, in the first nine months of 2026, compared with a loss of $1,080 million, or $1.53 per share, in the first nine months of 2025. See Note 7 to the Consolidated Financial Statements for details on Dow Inc.'s earnings per share calculations.

TDCC
Net income available for the TDCC common stockholder was $459 million in the third quarter of 2026, compared with $62 million in the third quarter of 2025. Net income (loss) available for the TDCC common stockholder was income of $643 million in the first nine months of 2026, compared with a loss of $1,059 million in the first nine months of 2025. TDCC's common shares are owned solely by Dow Inc.

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

PACKAGING & SPECIALTY PLASTICS

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net sales	$5,778	$4,891	$17,082	$15,226
Operating EBIT	$585	$199	$2,071	$612
Equity earnings (losses) [1]	$(3)	$(6)	$(47)	$40
1.The nine months ended September 30, 2026 includes a significant item for $81 million of losses related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt.

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2026	Sep 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	17%	12%
Currency	—	1
Volume	1	(1)
Total	18%	12%

Packaging & Specialty Plastics net sales were $5,778 million in the third quarter of 2026, up 18 percent from net sales of $4,891 million in the third quarter of 2025, with local price up 17 percent and volume up 1 percent. Local price increased in Packaging and Specialty Plastics in all geographic regions, driven by higher polyethylene prices. Local price increased in Hydrocarbons & Energy, driven by olefins and aromatics in EMEAI and the U.S. & Canada. Volume decreased in Packaging and Specialty Plastics, driven by polyethylene, which was impacted by the Middle East conflict. Volume increased in Hydrocarbons & Energy, driven by olefins and aromatics in EMEAI, which benefited from the restart of an ethylene cracker that was idled in mid-2025.

Operating EBIT was $585 million in the third quarter of 2026, up $386 million from Operating EBIT of $199 million in the third quarter of 2025. Operating EBIT increased primarily due to higher selling prices and the impact of the Company's self-help initiatives, partially offset by higher raw material and planned maintenance activity costs.

Packaging & Specialty Plastics net sales were $17,082 million in the first nine months of 2026, up 12 percent from net sales of $15,226 million in the first nine months of 2025, with local price up 12 percent, currency up 1 percent, and volume down 1 percent. Local price increased in Packaging and Specialty Plastics in all geographic regions, driven by higher polyethylene prices. Local price increased in Hydrocarbons & Energy, driven by olefins and aromatics in EMEAI and the U.S. & Canada. Currency had a favorable impact on sales in both businesses and was primarily driven by EMEAI. Volume was flat in Packaging and Specialty Plastics as higher volumes in polyethylene were offset by lower nonrecurring licensing sales. Volume decreased in Hydrocarbons & Energy due to planned maintenance activity in the U.S. Gulf Coast.

Operating EBIT was $2,071 million in the first nine months of 2026, up $1,459 million from Operating EBIT of $612 million in the first nine months of 2025. Operating EBIT increased primarily due to higher selling prices and the impact of the Company's self-help initiatives, partially offset by higher raw material, planned maintenance activity and performance-based compensation costs.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net sales	$3,058	$2,834	$8,850	$8,475
Operating EBIT	$176	$(47)	$304	$(360)
Equity earnings (losses) [1]	$11	$(68)	$(216)	$(165)
1.The nine months ended September 30, 2026 includes a significant item for $211 million of losses related to an adjustment to the Company's liability associated with its guarantee of Sadara's project financing debt.

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2026	Sep 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	16%	8%
Currency	(1)	1
Volume	(7)	(5)
Total	8%	4%

Industrial Intermediates & Infrastructure net sales were $3,058 million in the third quarter of 2026, up 8 percent from net sales of $2,834 million in the third quarter of 2025, with local price up 16 percent, currency down 1 percent, and volume down 7 percent. Local price increased across both businesses and all geographic regions. Currency had an unfavorable impact on sales and was driven by EMEAI. Volume decreased in Polyurethanes & Construction Chemicals, primarily in Asia Pacific and EMEAI due to the impact of the Middle East conflict. Volume increased in Industrial Solutions, primarily in the U.S. & Canada, driven by increased demand for artificial intelligence infrastructure and energy applications as well as higher catalyst sales, which more than offset declines in Asia Pacific and EMEAI primarily due to the impact of the Middle East conflict.

Operating EBIT was $176 million in the third quarter of 2026, up $223 million from an Operating EBIT loss of $47 million in the third quarter of 2025. Operating EBIT increased due to higher selling prices, the impact of the Company’s self-help initiatives and the suspension of the recognition of equity losses from Sadara, partially offset by higher raw material and energy costs.

Industrial Intermediates & Infrastructure net sales were $8,850 million in the first nine months of 2026, up 4 percent from net sales of $8,475 million in the first nine months of 2025, with local price up 8 percent, currency up 1 percent, and volume down 5 percent. Local price increased in both businesses and across all geographic regions. Currency had a favorable impact on sales in both businesses and was driven by EMEAI. Volume decreased in Polyurethanes & Construction Chemicals due to the impact of the Middle East conflict. Volume decreased in Industrial Solutions as the impact of the Middle East conflict more than offset increases in energy applications and higher volumes from recent alkoxylation investments.

Operating EBIT was $304 million in the first nine months of 2026, up $664 million from an Operating EBIT loss of $360 million in the first nine months of 2025. Operating EBIT increased primarily due to higher selling prices, the impact of the Company’s self-help initiatives, the suspension of the recognition of equity losses from Sadara and lower planned maintenance activity, partially offset by higher performance-based compensation, raw material and energy costs in EMEAI.

PERFORMANCE MATERIALS & COATINGS

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net sales	$2,250	$2,082	$6,691	$6,282
Operating EBIT	$154	$80	$404	$281
Equity earnings	$2	$1	$4	$2

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2026	Sep 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	5%	2%
Currency	—	1
Volume	3	4
Total	8%	7%

Performance Materials & Coatings net sales were $2,250 million in the third quarter of 2026, up 8 percent from net sales of $2,082 million in the third quarter of 2025, with local price up 5 percent and volume up 3 percent. Coatings & Performance Monomers local price increased across all geographic regions, driven by acrylic monomers and architectural coatings. Local price increased in Consumer Solutions in all geographic regions and both businesses, led by consumer and electronics applications. Volume increased in Coatings & Performance Monomers across all geographic regions, driven by higher demand for acrylic monomers and architectural coatings. Volume increased in Consumer Solutions, primarily in the U.S. & Canada. Volume increased in downstream silicones, led by home care and consumer and electronics applications, partially offset by declines in upstream siloxanes following the recent shutdown of the Barry, U.K. basics siloxanes plant.

Operating EBIT was $154 million in the third quarter of 2026, up $74 million from Operating EBIT of $80 million in the third quarter of 2025. Operating EBIT increased in both businesses primarily due to higher selling prices and volumes and the impact of the Company's self-help initiatives, partially offset by increased logistics and raw material costs.

Performance Materials & Coatings net sales were $6,691 million in the first nine months of 2026, up 7 percent from net sales of $6,282 million in the first nine months of 2025, with volume up 4 percent, local price up 2 percent, and a favorable currency impact of 1 percent. Coatings & Performance Monomers volume increased across all geographic regions, primarily in acrylic monomers and architectural coatings. Volume increased in Consumer Solutions, primarily in the U.S. & Canada. Volume increased in downstream silicones, driven by consumer and electronics and home care, partially offset by declines in upstream siloxanes following the recent shutdown of the Barry, U.K. basics siloxanes plant. Local price in Coatings & Performance Monomers increased across all geographic regions, led by acrylic monomers and architectural coatings. Local price was flat in Consumer Solutions as price gains in downstream silicones, driven by consumer and electronics, were offset by declines in upstream siloxanes. The favorable currency impact was driven by EMEAI and Asia Pacific in both businesses.

Operating EBIT was $404 million in the first nine months of 2026, up $123 million from Operating EBIT of $281 million in the first nine months of 2025. Operating EBIT increased in both businesses primarily due to higher selling prices and volumes, the impact of the Company's self-help initiatives, and reduced intangible asset amortization expenses in Consumer Solutions, partially offset by higher logistics and performance-based compensation costs.

CORPORATE

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Net sales	$181	$166	$530	$525
Operating EBIT	$(28)	$(52)	$(90)	$(144)
Equity earnings	$2	$1	$4	$1

Net sales for Corporate, which primarily relate to the Company's insurance operations, were $181 million in the third quarter of 2026, an increase from net sales of $166 million in the third quarter of 2025. Net sales were $530 million in the first nine months of 2026, an increase from net sales of $525 million in the first nine months of 2025.

Operating EBIT was a loss of $28 million in the third quarter of 2026, compared with a loss of $52 million in the third quarter of 2025. Operating EBIT increased primarily due to the benefit of the Company's cost reduction initiatives and the absence of nonrecurring expense items from the prior year. Operating EBIT was a loss of $90 million in the first nine months of 2026, compared with a loss of $144 million in the first nine months of 2025. Operating EBIT increased due to increased investment gains, the impact of the Company's cost reduction initiatives and the absence of nonrecurring expense items from the prior year, partially offset by higher environmental expenses.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents of $4,142 million at September 30, 2026 and $3,816 million at December 31, 2025, of which $2,742 million at September 30, 2026 and $2,636 million at December 31, 2025 was held by subsidiaries in foreign countries, including U.S. territories. For each of its foreign subsidiaries, Dow makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Dow has the ability to repatriate additional funds to the United States, which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. At September 30, 2026, management believed that sufficient liquidity was available in the United States. The Company has and expects to continue repatriating certain funds from its non‑U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Dow Inc.		TDCC
	Nine Months Ended		Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
Cash provided by (used for):
Operating activities - continuing operations	$4,287	$764	$4,306	$746
Operating activities - discontinued operations	6	(16)	—	—
Operating activities	$4,293	$748	$4,306	$746
Investing activities	$(2,292)	$(1,457)	$(2,292)	$(1,457)
Financing activities	$(1,605)	$2,941	$(1,618)	$2,943

Cash Flows from Operating Activities
Cash provided by operating activities from continuing operations in the first nine months of 2026 was primarily driven by the Company's cash earnings, cash received related to a judgment on the ethylene asset matter with Nova, dividends from equity method investments and advance payments received from customers related to long-term supply contracts, partially offset by cash used for working capital, cash paid for severance and related benefit costs, income tax payments and performance-based compensation. Cash provided by operating activities from continuing operations in the first nine months of 2025 was primarily driven by the Company's cash earnings, advance payments received from customers related to long-term supply contracts and dividends from equity method investments, partially offset by cash used for working capital and performance-based compensation.

Net Working Capital	Dow Inc.		TDCC
In millions	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Current assets	$20,177	$18,062	$20,124	$18,027
Current liabilities	11,493	9,183	11,379	9,076
Net working capital	$8,684	$8,879	$8,745	$8,951
Current ratio	1.76:1	1.97:1	1.77:1	1.99:1

Working Capital Metrics	Three Months Ended
	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025
Days sales outstanding in trade receivables	50	44	48
Days sales in inventory	66	64	67
Days payables outstanding	65	58	64

Cash provided by (used for) operating activities from discontinued operations in the first nine months of 2026 and 2025 reflected cash payments and receipts for certain agreements and matters related to the separation from DowDuPont Inc. ("DowDuPont").

Cash Flows from Investing Activities
Cash used for investing activities in the first nine months of 2026 and 2025 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. The first nine months of 2026 also included cash outflows to nonconsolidated affiliates, primarily related to Sadara (see Note 12 for additional information). The first nine months of 2025 also included a cash inflow related to the sale of the Company's soil fumigation product line and certain related assets, proceeds from incentives related to capital expenditures and the divestiture of the Company's ownership interest in a nonconsolidated affiliate.

The Company's capital expenditures were $1,841 million in the first nine months of 2026, compared with $1,911 million in the first nine months of 2025. The Company expects full year capital spending to be approximately $2.5 billion, including capital spending related to the construction of the Alberta project. As evidenced across this and prior economic cycles, the Company will proactively adjust its spending as economic conditions evolve.

Cash Flows from Financing Activities
Cash used for financing activities in the first nine months of 2026 for Dow Inc. was primarily related to dividends paid to stockholders, payments on long-term debt and distributions to noncontrolling interests. TDCC included cash outflows for dividends paid to Dow Inc. Cash provided by financing activities in the first nine months of 2025 was primarily related to proceeds from the sale of a minority stake in Diamond Infrastructure Solutions and proceeds from the issuance of long-term debt, which were partially offset by dividends paid to stockholders and payments on long-term debt. TDCC included cash outflows for dividends paid to Dow Inc.

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

Reconciliation of Free Cash Flow	Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025
Cash provided by operating activities - continuing operations (GAAP)	$4,287	$764
Capital expenditures	(1,841)	(1,911)
Free Cash Flow (non-GAAP)	$2,446	$(1,147)

Reconciliation of Cash Flow Conversion (Cash Flow from Operations to Operating EBITDA)	Nine Months Ended
In millions	Sep 30, 2026	Sep 30, 2025
Net income (loss) (GAAP)	$882	$(967)
+ Provision for income taxes	241	4
Income (loss) before income taxes	$1,123	$(963)
- Interest income	130	114
+ Interest expense and amortization of debt discount	640	646
- Significant items ¹	(1,056)	(820)
Operating EBIT (non-GAAP)	$2,689	$389
+ Depreciation and amortization	2,049	2,126
Operating EBITDA (non-GAAP)	$4,738	$2,515
Cash provided by operating activities - continuing operations (GAAP)	$4,287	$764
Cash flow from operations to net income (GAAP) [2]	486.1%	N/A
Cash Flow Conversion (Cash flow from operations to Operating EBITDA) (non-GAAP)	90.5%	30.4%
1.The nine months ended September 30, 2026 includes severance and related benefit costs and costs to achieve associated with Transform to Outperform; a loss due to change in fair value of the estimated liability associated with the Company's guarantee of Sadara's project financing debt; asset charges; implementation costs, costs associated with exit and disposal activities and impairment charges related to the Company's 2025 Restructuring Program and a loss on early extinguishment of debt; partially offset by gains associated with a legal matter with Nova and amounts associated with agreements entered into with DuPont de Nemours, Inc. ("DuPont") and Corteva, Inc. ("Corteva") as part of the separation and distribution. The nine months ended September 30, 2025 includes severance and related benefit costs, costs associated with exit and disposal activities and impairment charges related to the 2025 Restructuring Program; implementation costs associated with the Company's 2025 Restructuring Program and the sale of membership interests of Diamond Infrastructure Solutions; gains on the sale of the Company's soil fumigation product line and divestiture of the Company's ownership interest in a nonconsolidated affiliate; a gain associated with the reassessment of liabilities for certain accrued legacy agricultural products groundwater contamination matters, partially offset by the settlement of a separate claim related to water storage district legacy groundwater contamination matters; charges associated with agreements entered into with DuPont and Corteva as part of the separation and distribution; charges related to an arbitration agreement for historical product claims from a divested business; a loss on early extinguishment of debt; and restructuring charges and implementation and efficiency costs associated with the Company's 2023 Restructuring Program. See Note 21 to the Consolidated Financial Statements for additional information.
2.Cash flow from operations to net income is not applicable for the nine months ended September 30, 2025 due to a net loss for the period.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations over the economic cycle and the Company's ability to access capital markets is expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, payments associated with Transform to Outperform, contributions to pension plans, dividend distributions to stockholders, share repurchases and other needs. In addition to cash from operating activities, the Company’s current liquidity sources also include TDCC's U.S. and Euromarket commercial paper programs, committed and uncommitted credit facilities, committed accounts receivable facilities, a medium-term notes program, a U.S. retail note program (“InterNotes®”) and other debt markets.

The Company continues to maintain a strong financial position with all of its committed credit facilities undrawn and fully available at September 30, 2026. Cash and committed and available forms of liquidity were $13.7 billion at September 30, 2026. The Company also has no substantive long-term debt maturities due until 2029. As a well-known seasoned issuer, the Company has ready access to debt capital markets, subject to market conditions, as an additional source of liquidity. Additional details on sources of liquidity are as follows:

Commercial Paper
TDCC issues promissory notes under its U.S. and Euromarket commercial paper programs. TDCC had no commercial paper outstanding at September 30, 2026. TDCC maintains access to the commercial paper market at competitive rates. Amounts outstanding under TDCC's commercial paper programs during the period may be greater or less than the amount reported at the end of the period. TDCC did not issue commercial paper subsequent to September 30, 2026.

Committed Credit Facilities
The Company also has the ability to access liquidity through TDCC's committed and available credit facilities. At September 30, 2026, TDCC had total committed and available credit facilities of $8.2 billion.

Uncommitted Credit Facilities
The Company has entered into various uncommitted bilateral credit arrangements as a potential source of excess liquidity. These lines can be used to support short-term liquidity needs and for general purposes. The Company had no drawdowns outstanding at September 30, 2026.

Accounts Receivable Securitization Facilities
In addition to the above credit facilities, the Company maintains a committed accounts receivable facility in the United States where eligible trade accounts receivable, up to $900 million, may be sold at any point in time and is set to expire in November 2028. The Company also maintains a committed accounts receivable facility in Europe where eligible trade accounts receivable, up to €400 million, may be sold at any point in time and is set to expire in March 2029. In the first nine months of 2026, there were no sales of receivables under the committed accounts receivable facilities ($106 million in sales of receivables in the first nine months of 2025). No sold receivables were outstanding with the facilities at September 30, 2026.

In addition, the Company has an uncommitted accounts receivable facility in the United States providing additional liquidity, set to expire in November 2028. The Company also maintains an uncommitted accounts receivable facility in Europe providing additional liquidity, set to expire in March 2029. Sales of receivables under the facility in Europe were $6 million in the first nine months of 2026 ($147 million in sales of receivables in the first nine months of 2025). No sold receivables were outstanding with the facilities at September 30, 2026. See Note 10 to the Consolidated Financial Statements for additional information.

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

Accounts Receivable Discounting Facilities
The Company has access to accounts receivable discounting facilities, under which receivables are transferred with limited recourse. The Company retains no interest in the transferred receivables once sold. There were no sales of receivables under the discounting facilities in the first nine months of 2026 ($285 million sales of receivables in the first nine months of 2025). No sold receivables were outstanding with the facilities at September 30, 2026. See Note 10 to the Consolidated Financial Statements for additional information.

The Company maintains these facilities and also participates in certain customers’ supply chain financing and other early pay programs as a routine source of working capital.

Company-Owned Life Insurance
The Company has investments in company-owned life insurance ("COLI") policies, which are recorded at their cash surrender value as of each balance sheet date. The Company has the ability to monetize its investment in its COLI policies as an additional source of liquidity. At December 31, 2025, the Company had monetized $197 million of its existing COLI policies' cash surrender value. The Company repaid the drawdown against the cash surrender value in 2026 and there was no outstanding monetization of the Company's existing COLI policies' cash surrender value at September 30, 2026. See Note 5 to the Consolidated Financial Statements for additional information.

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

Total Debt	Dow Inc.		TDCC
In millions	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Notes payable	$16	$90	$16	$90
Long-term debt due within one year	745	222	745	222
Long-term debt	16,778	17,849	16,778	17,849
Gross debt	$17,539	$18,161	$17,539	$18,161
- Cash and cash equivalents	4,142	3,816	4,142	3,816
- Marketable securities [1]	558	385	558	385
Net debt	$12,839	$13,960	$12,839	$13,960
Total equity	$17,632	$17,522	$17,820	$17,726
Gross debt as a percent of total capitalization	49.9%	50.9%	49.6%	50.6%
Net debt as a percent of total capitalization	42.1%	44.3%	41.9%	44.1%
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

TDCC's public debt instruments and primary, private credit agreements contain, among other provisions, certain customary restrictive covenant and default provisions. TDCC's most significant debt covenant with regard to its financial position is the obligation to maintain the ratio of its consolidated indebtedness to consolidated capitalization at no greater than 0.70 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement ("Revolving Credit Agreement") equals or exceeds $500 million. The ratio of TDCC's consolidated indebtedness to consolidated capitalization as defined in the Revolving Credit Agreement was 0.47 to 1.00 at September 30, 2026. Management believes TDCC was in compliance with all of its covenants and default provisions at September 30, 2026. For information on TDCC's debt covenants and default provisions, see Note 14 to the Consolidated Financial Statements included in the 2025 10-K. There were no material changes to the debt covenants and default provisions related to TDCC’s outstanding long-term debt and primary, private credit agreements in the first nine months of 2026.

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

In the third quarter of 2026, the Company redeemed $63 million aggregate principal amount of 7.38 percent notes due November 2029, $13 million aggregate principal amount of 7.85 percent notes due July 2029, $125 million aggregate principal amount of 9.40 percent notes due May 2039, and $99 million aggregate principal amount of 6.90 percent notes due May 2053. As a result of the redemption, the Company recognized a pretax loss on the early extinguishment of debt of $53 million, included in "Sundry income (expense) - net" in the consolidated statements of income, related to Corporate.

In the first nine months of 2026, the Company issued an aggregate principal amount of $100 million of InterNotes®. Additionally, the Company repaid $83 million of long-term debt at maturity.

While taking into consideration the current economic environment, management expects that the Company will continue to have sufficient liquidity and financial flexibility to meet all of its business obligations.

Credit Ratings
At September 30, 2026, TDCC's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Fitch Ratings	BBB	F2	Stable
Moody’s Ratings	Baa3	P-3	Negative
Standard & Poor’s	BBB-	A-3	Stable

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

On July 30, 2026, Standard & Poor's affirmed TDCC's BBB- and A-3 rating, and revised its outlook to stable from negative. Standard & Poor's decision reflects expectations for improved earnings, credit metrics, and continued progress in the Company's strategic cost actions.

Dividends
Dow Inc.
Dow Inc. has paid dividends on a quarterly basis since the separation from DowDuPont and expects to continue to do so, subject to approval by the Board. The following table summarizes dividends declared and paid to common stockholders of record in 2026:

Dow Inc. Dividends Declared and Paid
Declaration Date	Record Date	Payment Date	Amount (per share)
February 12, 2026	February 27, 2026	March 13, 2026	$0.35
April 9, 2026	May 29, 2026	June 12, 2026	$0.35
August 12, 2026	August 31, 2026	September 11, 2026	$0.35
October 15, 2026	November 30, 2026	December 11, 2026	$0.35

TDCC
TDCC has committed to fund Dow Inc.'s dividends paid to common stockholders and share repurchases, as approved by the Board, as well as certain governance expenses. Funding is accomplished through intercompany loans. TDCC's Board reviews and determines a dividend distribution to Dow Inc. to settle the intercompany loans. For the three months ended September 30, 2026, TDCC declared and paid a dividend to Dow Inc. of $257 million ($771 million dividend declared and paid to Dow Inc. for the nine months ended September 30, 2026). At September 30, 2026, TDCC's intercompany loan balance with Dow Inc. was insignificant.

Share Repurchase Program
On April 13, 2022, the Board approved a share repurchase program authorizing up to $3 billion for the repurchase of the Company's common stock, with no expiration date. The Company did not repurchase any of its common stock in the first nine months of 2026 or 2025. At September 30, 2026, approximately $931 million of the share repurchase program authorization remained available for repurchases. As previously announced, the Company intends to repurchase shares at a minimum to cover dilution over the economic cycle. The Company may from time to time expand its share repurchases beyond dilution, based on a number of factors including macroeconomic conditions, free cash flow generation, and the Dow share price. Any share repurchases, when coupled with the Company's dividends, are intended to implement the long-term strategy of targeting shareholder remuneration of approximately 65 percent of Operating Net Income over the economic cycle.

Pension Plans
The Company has both funded and unfunded defined benefit pension plans in the United States and a number of other countries. The Company's funding policy is to contribute to plans when pension laws and/or economics either require or encourage funding. The Company expects to contribute approximately $220 million to its pension plans in 2026, of which $138 million has been contributed through September 30, 2026. See Note 16 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements included in the 2025 10-K for additional information related to the Company's pension plans.

Transform to Outperform and Restructuring
Transform to Outperform is expected to result in additional cash expenditures of approximately $800 million over the next two years and consists of severance and related benefit costs, implementation costs, and other costs incurred to achieve the intended uplift in Operating EBITDA. Costs to achieve totaled $60 million and $194 million for the three and nine months ended September 30, 2026, respectively.

The 2025 Restructuring Program is expected to result in additional cash expenditures of approximately $370 million primarily over the next three years and consists of severance and related benefit costs, implementation costs related to decommissioning and demolition and additional costs associated with exit and disposal activities. Restructuring implementation costs totaled $31 million and $80 million for the three and nine months ended September 30, 2026, respectively ($5 million and $10 million for the three and nine months ended September 30, 2025, respectively).

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

Contractual Obligations at Sep 30, 2026	Payments Due In
In millions	2026	2027-2028	2029-2030	2031 and beyond	Total
Dow Inc.
Expected cash requirements for interest [1]	$211	$1,659	$1,488	$9,109	$12,467
Operating leases [2]	102	680	371	506	1,659
Other noncurrent obligations [3]	—	756	542	2,377	3,675
Total	$313	$3,095	$2,401	$11,992	$17,801
TDCC
Expected cash requirements for interest [1]	$211	$1,659	$1,488	$9,109	$12,467
Operating leases [2]	102	680	371	506	1,659
Other noncurrent obligations [3]	—	756	542	2,239	3,537
Total	$313	$3,095	$2,401	$11,854	$17,663
1.Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2026, and includes $76 million of various floating rate notes.
2.Includes imputed interest of $290 million.
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

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants:

Asbestos-Related Claim Activity	2026	2025
Claims unresolved at Jan 1	7,158	5,813
Claims filed	3,614	3,407
Claims settled, dismissed or otherwise resolved	(4,193)	(2,719)
Claims unresolved at Sep 30	6,579	6,501
Claimants with claims against both Union Carbide and Amchem	(1,097)	(1,192)
Individual claimants at Sep 30	5,482	5,309

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Companies' internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Companies' internal control over financial reporting.

Dow Inc. and Subsidiaries The Dow Chemical Company and Subsidiaries PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos-Related Matters of Union Carbide Corporation
No material developments regarding this matter occurred in the first nine months of 2026. For a current status of this matter, see Note 12 to the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS
Except for the following Risk Factor, which was updated in the first and second quarters of 2026 and is included below, there have been no material changes to the Company's Risk Factors since December 31, 2025:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Dow Inc. common stock by the Company during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2026	—	$—	—	$931
August 2026	—	$—	—	$931
September 2026	—	$—	—	$931
Third quarter 2026	—	$—	—	$931
1.On April 13, 2022, the Dow Inc. Board approved a share repurchase program authorizing up to $3.0 billion for the repurchase of the Company's common stock, with no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the third quarter of 2026, the Company's directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

Date: October 23, 2026

/s/ ANDREA L. DOMINOWSKI
Andrea L. Dominowski Controller and Vice President of Controllers (Authorized Signatory and Principal Accounting Officer)